Form 10-Q
period 1996-06-30
PCS 2000 LP
filed 1996-08-14
CIK 1013267

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________


                         Commission file number 0-28362



                                 PCS 2000, L.P.
             (Exact name of registrant as specified in its charter)


                Delaware                           66-0514434
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                 Identification No.)


              640 Broadway
          Sonoma, California                           95476
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (203) 978-5200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.         Yes     No X
                                               ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,601.5 Units of Limited Partnership Interest

PART I - FINANCIAL INFORMATION


ITEM 1.          FINANCIAL STATEMENTS

                                 PCS 2000, L.P.
                        STATEMENT OF ASSETS, LIABILITIES
                             AND PARTNERS' CAPITAL
                                 JUNE 30, 1996

                     ASSETS
                                                     6/30/96           12/31/95
                                                     -------           --------
Cash and cash equivalents                           $1,040,371         $2,727,541
Prepaid expenses                                        42,000             96,000
Other current assets - deposits                     50,000,000         50,000,000
Restricted cash                                      6,511,250          6,511,250
Equipment, net                                          12,619
                                                   -----------        -----------
          Total assets                             $57,606,240        $59,334,791
                                                   -----------        -----------


         LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
Bank overdraft                                      $                     $46,173
Accounts payable and accrued liabilities               308,272            130,634
Accounts payable to related parties                    644,469            146,562
                                                   -----------        -----------

      Total liabilities                                952,741            323,369
                                                   -----------        -----------

Contingency (Note 3)

Limited partners' capital (2,601.5 units in 1996;
      and 2,604.5 units in 1995;
      authorized and issued)                        65,037,500         65,112,500
General partner's capital                              100,000            100,000
Undistributed losses                                (6,201,078)        (6,201,078)
Net loss                                            (2,282,923)
                                                   -----------        -----------

      Total partners' capital                       56,653,499         59,011,422
                                                   -----------        -----------

          Total liabilities and partners' capital  $57,606,240        $59,334,791
                                                   ===========        ===========



           The accompanying notes are integral part of this statement

                                 PCS 2000, L.P.
                       STATEMENT OF REVENUES AND EXPENSES
               FOR THE PERIOD OF JANUARY 1, 1996 TO JUNE 30. 1996


                                                                                    Six months ended
                                                                                    ----------------
                                                                             6/30/96              6/30/95*
                                                                             -------              -------
Revenues:
Interest income                                                               $44,297            $346,096
                                                                         --------------        -----------
Expenses:

Consulting and legal services rendered by related parties                   1,138,435              66,370
Other legal fees                                                              660,023             232,311
Miscellaneous consulting services                                             280,539               3,875
Insurance                                                                      64,000
Travel                                                                        145,686               5,578
Other administrative expenses                                                  38,537               6,017
                                                                         --------------        -----------

Total expenses                                                              2,327,220             314,151
                                                                         ==============        ===========

Net income (loss)                                                         ($2,282,923)            $31,945
                                                                         ==============        ===========

Net income (loss) attributable to general partner                            (570,731)              7,986
                                                                         --------------        -----------
Net income (loss) attributable to limited partners                         (1,712,192)             23,959
                                                                         --------------        -----------

Net loss per limited partner unit                                            ($568.16)             $13.63
                                                                         --------------        -----------



           The accompanying notes are integral part of this statement


  * Represents the period from inception on January 24, 1995 to June 30, 1995.

                                 PCS 2000, L.P.
                            STATEMENT OF CASH FLOWS
                       FOR THE PERIODS ENDED JUNE 30,1996


                                                                                  Six months ended
                                                                                  ----------------
                                                                              6/30/96          6/30/1995*
                                                                              -------          ---------
Cash flows from operating activities
Net income (loss)                                                           ($1,645,933)          $31,945
                                                                          -------------       -----------
Adjustments to reconcile the net income (loss) for the
period to net cash used by operating activities:

Depreciation                                                                        591
Decrease in prepaid expenses                                                     54,000
Decrease in bank overdraft                                                      (46,173)
Increase in accounts payable                                                    177,639            38,330
Increase in accounts payable to related parties                                 497,907
                                                                          -------------       -----------

Total adjustments                                                               683,964            38,330
                                                                          -------------       -----------

      Net cash provided (used) by operating activities                       (1,578,959)           70,275

Cash flows used in investing activities:

Computers                                                                       (13,211)
                                                                          -------------

      Net cash used in investing activities                                     (13,211)
                                                                          -------------

Cash flows from financing activities:

Capital investment by partners                                                  (75,000)       44,050,000
Restricted cash                                                                                (4,395,000)
                                                                                              -----------

      Net cash from financing activities                                        (75,000)       39,655,000
                                                                               ---------      -----------

Net increase (decrease) in cash                                             ($1,687,170)      $39,725,275
                                                                          =============       ===========

Summary:
Net increase (decrease) in cash                                              (1,687,170)       39,725,275
Cash and cash equivalents at the beginning of the period                      2,727,541                 0
                                                                          -------------       -----------

Cash and cash equivalents at the end of the period                           $1,115,371       $39,725,275
                                                                          =============       ===========


           The accompanying notes are integral part of this statement


  * Represents the period from inception on January 24, 1995 to June 30, 1995.

                                 PCS 2000, L.P.
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                     FROM JANUARY 1, 1996 TO JUNE 30, 1996


                                               General              Limited
                                               Partner              Partners             Total
                                               -------              --------             -----
                                                                (2,601.5 units)
Beginning (deficit) capital at
January 1, 1996                                  ($1,450,270)        $60,461,692        $59,011,422

Repurchase of limited partner's units                                   ($75,000)          ($75,000)

Share of undistributed losses                       (799,023)         (1,483,900)        (2,282,923)
                                                --------------     ---------------     --------------
Ending (deficit) capital at
30-Jun-96                                        ($2,249,293)        $58,902,792        $56,653,499
                                                ==============     ===============     ==============


 Total outstanding partnership units issued and outstanding as of June 30, 1996 amounted to 2,601.5

                                 PCS 2000, L.P.

                  (a limited partnership ( the "Partnership"))

                     NOTES TO INTERIM FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL DATA:

The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the interim periods.

NOTE 2 - RELATED PARTY TRANSACTIONS:

The partnership agreement provides for the payment of a management fee to the general partner, equal to the reasonable costs of operating the business of the Partnership, plus 10% of such aggregate amount, which fee will be payable monthly, on the first day of each month during the year. Expenses to be reimbursed include, but are not limited to, compensation costs, and expenses related to officers, directors, and employees in the performance of their duties. The fee and the related expenses incurred by the General Partner has been accrued as of this period based on the opinion of counsel. The Partnership considered in earlier financial statements such fee and expenses to be contingent as was the original fee that was amended in the Partnership Agreement. In addition, the general partner will be entitled to 25% of all distributions made by the partnership.

NOTE 3 - CONTINGENCY

During 1995, the partnership inadvertently submitted an incorrect bid for one of the licenses being sought. Although the partnership withdrew the submitted bid immediately, the FCC may impose a very substantial penalty for the withdrawal of a high bid consisting of the difference between the bid withdrawn and the eventual highest bid (as of June 30, 1996, the maximum penalty would be approximately $92,491,000).

The general partner has meet with the FCC officials and has filed a petition for a waiver of this penalty or, in the alternative, a substantial reduction on the penalty amount, as these rules were made to deter frivolous and manipulative bids and not errors. Although no final determination has been made at the date of the financial statements, the general partner is optimistic that the FCC will agree either to a waiver or a substantial reduction of the penalty.

Based on the results of an internal investigation of the bidding error, Unicom's Board of Directors concluded that it was in the best interest of the Partnership that the ownership interests of a former director and acting chief executive officer of Unicom and members of his family in Unicom be divested. Since Unicom and the former director and his family were unable to come to an agreement on transferring such interests to Unicom or to a third party, Unicom determined to sell all its assets, which consisted only of its general partnership interest, to SuperTel Communications Corporation. On June 18, 1996, Unicom sold its general partnership interest to SuperTel for $100,000 by means of a promissory note. The stockholders, officers and directors of SuperTel are essentially the same as those of Unicom. All stockholders of Unicom received the same amount of shares of SuperTel that they held in Unicom, except for the shares held by two trusts for the benefit of the respective families of two former directors of Unicom. The partnership repurchased the interest in the partnership held by a former director.

The transfer of the Company's interest is the subject of a lawsuit brought by the wife of a former director. The general partner is vigorously defending the interests of the Partnership in this case; it believes it has meritorious defenses to such suit and that the outcome of such suit will not adversely affect future operations of the Partnership.

Additionally, two parties have filed petitions with the FMC to deny the award of any licenses to the Partnership. The Partnership filed an opposition statement to the two petitions. The Company believes that the petitions should be summarily dismissed and intends to vigorously defend the Partnership's interests.

The partnership is also subject to a withdrawal penalty of approximately $1.25 million for its deliberate withdrawal of a bid for the PCS license covering Omaha, Nebraska. At one point during the Block C auction, the Partnership had targeted and was bidding for certain midwestern markets. During the course of the auction, however, the Partnership determined to focus its efforts in Puerto Rico and certain western markets. Accordingly, the Partnership withdrew its bid for the Omaha market and is subject to the withdrawal penalty.

Although no assurances can be made, the Company expects that the Partnership will ultimately prevail in these matters, since if either of the petitions to deny are granted, the penalty issue is not satisfactorily resolved, the Partnership may not received some or all of the licenses, and failure to receive licenses will have a material adverse effect on the financial condition of the Partnership.

NOTE 4 - SUBSEQUENT EVENTS:

The Partnership is currently in negotiation with other companies for possible additional financing for the acquisition and eventual operation of PCS licenses.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         PCS 2000, L.P. (the "Partnership") was formed in January 1995, and is managed by SuperTel Communications Corp. (the "General Partner"). The Partnership was organized to acquire, own and operate personal communication services ("PCS") licenses in frequency Blocks C and F, and to take advantage of the benefits that the Federal Communication Commission (the "FCC") has set aside for certain "designated entities."

Results of Operations

YEAR ENDED DECEMBER 31, 1995

Revenues

         The Partnership's sole source of revenue for the year ended December 31, 1995 was the interest earned on the investments made from the capital contributions made by the predecessor general partner of the Partnership, Unicom Corporation ("Unicom") and its Limited Partners prior to the deposit by the Partnership with the FCC of $50 million and payment of other Partnership expenses. Interest income for the year ended December 31, 1995 was $1,469,099.

Expenses

         Expenses for the year ended December 31, 1995 were $7,670,177. General and administrative expenses for the year ended December 31, 1995 were $752,323. In addition, the Partnership spent $6,917,854 on consulting expenses.

Liquidity and Capital Resources

         As of December 31, 1995, the Partnership had assets totaling $59,334,791, consisting of $2,727,541 in cash and cash equivalents, $50 million on deposit with the FCC, $6,511,250 in restricted cash, $96,000 in prepaid expenses and current liabilities of $323,369. The Partnership's short term investment objectives are, first, to assure conservation of principal, and second, to obtain investment income. As a result, the Partnership invests primarily in certificates of deposit.

         The Partnership's primary source of funding and capital resources has been the capital contributions by its Limited Partners and Unicom, which totaled $65,212,500 in cash for the 1995 fiscal year.

         During the fiscal year ended December 31, 1995, the primary use of Partnership's capital has been to deposit $50 million with the FCC in order to participate in the Block C auction, and payment of fees to Romulus Telecommunication Inc. ("Romulus") in connection with its services in preparing the Partnership's FCC applications and bidding at the FCC auctions.

SIX MONTH PERIOD ENDED JUNE 30, 1996 COMPARED WITH THE SAME PERIOD ENDED JUNE 30, 1995

Revenues

         The Partnership's sole source of revenue for the six month period ended June 30, 1996 continued to be interest income. Interest income for this period was $44,297. During the same period of 1995, the Partnership had interest earnings of $346,096.

Expenses

         Expenses for the six month period ended June 30, 1996 totaled $2,327,220. General and administrative expenses for the same period of 1995 were $314,151 (not including the amounts paid to Romulus). These expenses were higher than the expenses for the same period ended in 1995 because the Partnership began its operations late in March 1995. The Partnership participated in the FCC auction process during late in 1995 and early 1996.
The purpose of the Partnership is to obtain PCS licenses and the expenses are associated with that activity.

Liquidity and Capital Resources

         As of June 30, 1996, the Partnership had assets totaling $57,606,240 primarily consisting of $1,040,371 in cash and cash equivalents, $50 million on deposit with the FCC, $6,511,250 in restricted cash, $12,614 in other assets and current liabilities of $952,741. As of June 30, 1995, the Partnership had assets totaling $44,120,275, consisting of cash and cash equivalents and current liabilities of $38,330. The Partnership assets increased as the result of the Private Placement it began in 1995.

         The Partnership did not raised any additional capital during the six month period ended June 30, 1996. Three Partnership units were repurchased in which a former Director of Unicom had a beneficiary interest, related to the bidding error which is described below, during the quarter ended June 30, 1996. The Partnership is continuing seek additional capital for the purposes of developing the PCS licenses it expects to acquire. The Partnership's efforts to raise additional capital is dependent on whether the Partnership acquires any PCS licenses. Although no assurance can be made, the Partnership expects to raise the additional amounts it needs to develop the PCS licenses it acquires. The Partnership currently estimates it will need to raise approximately $264 million to develop the PCS licenses it expect to acquire.

PART II - OTHER INFORMATION


ITEM 1.          LEGAL PROCEEDINGS

                 The Partnership is a party to three legal proceedings, an FCC proceeding and two petitions to deny the award of any PCS licenses to the Partnership, all of which have arisen in connection with an erroneous bid at the FCC auctions. On January 23, 1996, Romulus entered an erroneous bid on behalf of the Partnership for the Norfolk, Virginia market. Mr. Easton, in his capacity as bidding agent and Director of Engineering of Romulus, mistakenly entered a bid of $180,060,000 when he had meant to bid $18,006,000 (the "Bidding Error"). At the time, Mr. Easton was also the acting chief executive officer of Unicom and a member of its Board of Directors. Unicom engaged special counsel to investigate and report (the "Report") to Unicom the circumstances surrounding the Bidding Error.

                 The Partnership withdrew the erroneous bid on January 24, 1996 and requested the FCC to waive or reduce the amount of any withdrawal penalty. Under FCC Rules, a bidder who withdraws a high bid during the course of an auction is subject to a penalty equal to the difference between the amount bid and the amount of the winning bid when the license is auctioned. Since the high bid for the Norfolk, Virginia market was $87,569,000, the Partnership is subject to a withdrawal penalty as high as $92,491,000. The FCC, however, has not yet determined what the Partnership's penalty will be but the Partnership believes the penalty will be significantly lower than $92,491,000. The Partnership believes that Romulus and Mr. Easton should be ultimately responsible for the Bidding Error.

                 Based upon the Report and after repeated discussions and consultations with the FCC, Unicom's board of directors concluded that it was in the best interest of the Partnership and its limited partners that the beneficial interests of Mr. Easton and any members of his family in Unicom be divested. Mr. Easton's wife, Susan D. Easton, is the beneficiary of the SDE Trust which owned a portion of the shares of Unicom. Since Unicom and the SDE Trust were unable to come to an agreement on transferring such shares to Unicom or to a third party, Unicom determined to sell all its assets, which consisted only of its general partnership interest in the Partnership, to the General Partner.

                 On June 6, 1996, the Partnership filed suit in San Juan Superior Court for the Commonwealth of Puerto Rico and attached the Romulus account which holds approximately $6.5 million which would be payable to Romulus under its agreement with the Partnership. That agreement provided that Romulus would be entitled to 20% of the amount of capital that the Partnership raised in the sale of its limited partnership units, but that one-half of such amount would be held in a separate account and would be paid only if the Partnership successfully acquired at least one PCS license. The $6.5 million that the Partnership has attached are the funds held in the separate account. The Partnership took steps to attach the funds to ensure that Romulus funds were available to pay any fines that the FCC determines may be payable by the Partnership in connection with the Bidding Error. On July 26, 1996, Romulus and Mr. Easton each filed a demand for arbitration with the American Arbitration Association at its Miami, Florida office seeking to arbitrate all matters relating to the Bidding Error, including the attachment of the Romulus account. The General Partner is presently determining its response to these demands for arbitration.

                 Mr. Easton has filed a suit in Superior Court for the State of California, County of San Mateo, on June 18, 1996, seeking declaratory judgment that he is not responsible or liable for the Bidding Error. As noted above, the General Partner maintains that Romulus must reimburse it for any fines which may be assessed against the Partnership in connection with the Bidding Error.

                 Susan D. Easton, beneficiary of the SDE Trust and wife of Mr. Easton, has filed suit in Superior Court for the State of California, County of San Mateo, on May 28, 1996 seeking declaratory judgment with respect to the transfer of the general partnership interest to the General Partner. The General Partner believes that it has meritorious defenses to this action.

                On July 1, 1996, two parties filed petitions with the FCC to deny the award of any PCS licenses to the Partnership. Susan D. Easton has filed a petition maintaining that the Partnership should not receive any PCS licenses because the SDE Trust's interest in the Partnership was extinguished when the general partnership interest was transferred from Unicom to the General Partner. In addition, a limited partner of the Partnership, WillowRun, L.P., has filed a petition stating that the Partnership should not receive any Licenses on grounds that the General Partner does not hold a 25% equity interest in the Partnership, and that the General Partner was not truthful with the FCC or in its disclosures to the Investors. In the alternative, WillowRun, L.P. requested that the FCC release records that it collected in connection with its investigation of the Bidding Error, that the Partnership's limited partners be fully informed of developments and that the comment period for opposition to the award of any PCS licenses to the Partnership be extended following release of such information. The Partnership filed an opposition statement to the two petitions on July 16, 1996 and WillowRun, L.P. filed a reply on July 26, 1996. On August 12, 1996, the SDE Trust filed a new petition to deny and the General Partner intends to file a timely opposition statement. The General Partner believes that the petitions should be summarily dismissed and intends to defend vigorously the Partnership's interests.

                 The General Partner believes that loss of any of these lawsuits or failure to be granted some or all of the PCS licenses will have a materially adverse effect on the financial condition and affairs of the Partnership. Although no assurances can be made, the General Partner expects that the Partnership will ultimately prevail in all of these matters.

ITEM 2.          CHANGES IN SECURITIES

                 Not applicable.


ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

                 Not applicable.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                 Not applicable.

ITEM 5.          OTHER INFORMATION

                 Not applicable.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)   List of Exhibits

                       27.0    Financial Data Schedule

                 (b) The Partnership has not filed any reports on Form 8-K during the quarter for which this report is being filed.

                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               PCS 2000, L.P.


                                               By: SuperTel Communications Corp.

                                               By:  /s/ Javier O. Lamoso
                                                    --------------------
                                               Name:  Javier O. Lamoso
                                               Title: President

August 13, 1996

                                EXHIBIT INDEX




27.0     Financial Data Schedule