Form 10-Q/A
period 1996-06-30
PCS 2000 LP
filed 1996-11-14
CIK 1013267

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A

                               Amendment No. 1


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.         Yes  X  No
                                               ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,601.5 Units of Limited Partnership Interest

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                 PCS 2000, L.P.
                        STATEMENT OF ASSETS, LIABILITIES
                             AND PARTNERS' CAPITAL
                      JUNE 30, 1996 and DECEMBER 31, 1995

                                     ASSETS
                                     ------
                                                                           1996               1995
                                                                           ----               ----
                                                                       (unaudited)
                                                                       -----------
Cash and cash equivalents                                               $1,040,371         $2,727,541
Prepaid expenses                                                            42,000             96,000
Other current assets - deposits                                         50,000,000         50,000,000
Restricted cash                                                          6,511,250          6,511,250
Equipment, net                                                              12,619
                                                                      -------------      -------------

   Total assets                                                        $57,606,240        $59,334,791
                                                                      =============      =============


                LIABILITIES AND PARTNERS' CAPITAL
                ---------------------------------

Liabilities:
Bank overdraft                                                         $                      $46,173
Accounts payable and accrued liabilities                                   308,272            130,634
Accounts payable General Partner                                           428,929            404,006
Accounts payable to related parties                                        215,540            255,844
                                                                      -------------      -------------

   Total liabilities                                                       952,741            836,657
                                                                      -------------      -------------

Contingency (Note 3)

Limited partners' capital (2,601.5 units in 1996;
   and 2,604.5 units in 1995; authorized and issued)                    65,037,500         65,112,500
General partner's capital                                                  100,000            100,000
Undistributed losses                                                    (6,714,366)        (6,714,366)
Net loss                                                                (1,769,635)
                                                                      -------------      -------------

   Total partners' capital                                              56,653,499         58,498,134
                                                                      -------------      -------------

     Total liabilities and partners' capital                           $57,606,240        $59,334,791
                                                                      =============      =============



           THE ACCOMPANYING NOTES ARE INTEGRAL PART OF THIS STATEMENT

                                 PCS 2000, L.P.
                       STATEMENT OF REVENUES AND EXPENSES
                                  (UNAUDITED)
               FOR THE PERIOD OF JANUARY 1, 1996 TO JUNE 30. 1996

                                                                Three months ended                      Six months ended
                                                                ------------------                      ----------------
                                                                     June 30,                               June 30,
                                                                     --------                               --------
                                                              1996               1995               1996             1995 *
                                                              ----               ----               ----             ----
 Revenues:

 Interest income                                             $17,130           $346,096            $44,297          $346,096
                                                          -----------        -----------       ------------       -----------

 Expenses:

 Consulting and legal services rendered by
    Related parties                                          158,792          2,746,906            405,849         5,564,406
 General and administrative services billed by
    the General Partner                                      110,467            103,798            219,298           215,600
 Other legal fees                                            407,320             66,638            660,023           225,923
 Miscellaneous consulting services                           176,137              3,875            280,539             3,875
 Insurance                                                    32,000                                64,000
 Travel                                                       92,166              7,680            145,686             7,680
 Other administrative expenses                                25,794              5,931             38,537             6,017
                                                          -----------       ------------       ------------       -----------

 Total expenses                                            1,002,676          2,934,828          1,813,932         6,023,501
                                                          -----------       ------------       ------------       -----------

 Net loss                                                  ($985,546)       ($2,588,732)       ($1,769,635)      ($5,677,405)
                                                          ===========       ============       ============       ===========


 Net loss attributable to general partner                   (246,386)          (647,183)          (442,409)       (1,419,351)
                                                          -----------       ------------       ------------       -----------
 Net loss attributable to limited partners                  (739,160)        (1,941,549)        (1,327,226)       (4,258,054)
                                                          -----------       ------------       ------------       -----------

 Net loss per limited partner unit                          ($284.13)          ($883.53)          ($510.18)       ($1,937.68)
                                                          -----------       ------------       ------------       -----------



           The accompanying notes are integral part of this statement


 * Represents the period from inception on January 24, 1995 to June 30, 1995.

                                 PCS 2000, L.P.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                         FOR THE PERIODS ENDED JUNE 30,



                                                                      Six months ended
                                                                      ----------------
                                                                  1996              1995 *
                                                                  ----              ----
Cash flows from operating activities
Net loss                                                      ($1,769,635)       ($5,677,405)
                                                             --------------     --------------

Adjustments to reconcile the net income (loss) for the period to net cash used by operating activities:

Depreciation                                                          591
Decrease in prepaid expenses                                       54,000
Decrease in bank overdraft                                        (46,173)
Increase in accounts payable                                      177,639             38,330
Increase in accounts payable  General Partner                      24,923            215,600
Decrease in accounts payable to related parties                   (40,304)
                                                             --------------     --------------

Total adjustments                                                 170,676            253,930
                                                             --------------     --------------

      Net cash provided (used) by operating activities         (1,598,959)        (5,423,475)
                                                             --------------     --------------
Cash flows used in investing activities:

Computers                                                         (13,211)
                                                             --------------

      Net cash used in investing activities                       (13,211)
                                                             --------------
Cash flows from financing activities:

Capital investment by partners                                    (75,000)        55,037,500
Restricted cash                                                    -              (5,493,750)
                                                             --------------     --------------

      Net cash from financing activities                          (75,000)        49,543,750
                                                             --------------     --------------

Net increase (decrease) in cash                               ($1,687,170)       $44,120,275
                                                             ==============     ==============


Summary:
Net increase (decrease) in cash                                (1,687,170)        44,120,275
Cash and cash equivalents at the beginning of the period        2,727,541                  0
                                                             --------------     --------------

Cash and cash equivalents at the end of the period             $1,040,371        $44,120,275
                                                             ==============     ==============


           The accompanying notes are integral part of this statement

* Represents the period from inception on January 24, 1995 to June 30, 1995.

                                 PCS 2000, L.P.
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                                  (UNAUDITED)
                    FROM JANUARY 24, 1995 TO JUNE 30, 1996


                                                General                  Limited Partners Accounts                   Accumulated
                                               ---------                 -------------------------                   -----------
                                                Partner         Units         Average Loss          Amount              Total
                                                -------         -----         ------------          ------              -----
                                                                                 Per Unit
                                                                                 --------
Contributed Capital during:
  First quarter 1995                            $100,000        1,131.0                          $28,275,000         $28,375,000

  Second quarter 1995                                           1,066.5                           26,662,500          55,037,500

  Third quarter 1995                                              245.5                            6,137,500          61,175,000

  Fourth quarter 1995                                             161.5                            4,037,500          65,212,500
                                            --------------    -----------                        -------------      --------------
Contributed Capital as of
  December 31, 1995                              100,000        2,604.5                           65,112,500          65,212,500

Repurchase of Limited Partners units
  during the Second quarter 1996                                   (3.0)                             (75,000)            (75,000)
                                            --------------    -----------                        -------------      --------------

Contributed Capital as of
    June 30, 1996                                100,000        2,601.5                           65,037,500          65,137,500
                                            ==============    -----------                        =============      ==============


Share of Undistributed Losses:
  First quarter 1995    *                       (772,168)                       (2,048.19)        (2,316,505)         (3,088,673)

  Second quarter 1995                           (647,183)                         (883.53)        (1,941,549)         (2,588,732)

  Third quarter 1995                            (117,650)                         (144.47)          (352,950)           (470,600)

  Fourth quarter 1995                           (141,590)                         (163.09)          (424,771)           (566,361)
                                            --------------                                       -------------      --------------

Net loss for the year ending
  December 31, 1995                           (1,678,591)                       (1,933.49)        (5,035,775)         (6,714,366)
                                            ==============                      ===========      =============      ==============

  First quarter 1996    *                       (196,022)                         (225.79)          (588,067)           (784,089)

  Second quarter 1996                           (246,387)                         (284.13)          (739,160)           (985,546)
                                            --------------                                       -------------      --------------

Net loss for the six months period
  ending June 30, 1996                          (442,409)                         (510.18)        (1,327,226)         (1,769,635)
                                            ==============                      ===========      =============      ==============

Ending (deficit) capital at
  June 30, 1996                              ($2,021,000)                                        $58,674,499         $56,653,499
                                            ==============                                       =============      ==============

* This reporting period amount differs from the amount reported previously, because it now includes the amounts of General Partner's expenses accrued.

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

NOTE 2 - RELATED PARTY TRANSACTIONS:

The partnership agreement, as amended provides for the payment to SuperTel Communications Corp. (the "General Partner" or "SuperTel"), the general partner of the Partnership, of a management fee equal to the reasonable costs of operating the business of the Partnership, plus 10% of such aggregate amount, which fee will be payable monthly, on the first day of each month during the year. Expenses to be reimbursed include, but are not limited to, compensation costs, and expenses related to officers, directors, and employees in the performance of their duties. The fee and the related expenses incurred by the General Partner are currently accrued, based on counsel's opinion. The Partnership considered in earlier financial statements such fees and expenses to be contingent upon the issuance of the licenses, as it was originally stated in the Partnership agreement. The audited financial statements as of December 31, 1995 now includes an accrual for such costs and expenses. In addition, the General Partner is entitled to 25% of all distributions made by the Partnership.

NOTE 3 - CONTINGENCY

During 1995, the Partnership's bidding agent inadvertently submitted an incorrect bid for one of the Basic Trading Area ("BTA") licenses. Although the Partnership subsequently withdrew the erroneous bid, the FCC may impose a very substantial penalty for the withdrawal of a high bid consisting of the difference between the bid withdrawn and the eventual highest bid (as of the date of these statements, the maximum penalty would be approximately $92,491,000).

The General Partner has met with the FCC officers and has filed a petition for a waiver of this penalty or, in the alternative, a substantial reduction on the amount of the penalty, as these rules were made to deter frivolous and manipulative bids and not errors. Although no final determination has been made at the date of the financial statements, the General Partner is optimistic that the FCC will agree either to a waiver or a substantial reduction of the penalty.

Based on the results of an internal investigation of the bidding error, the Board of Directors of Unicom Corporation ("Unicom"), the former general partner of the Partnership, concluded that it was in the best interest of the Partnership that the ownership interests of a former director and acting chief executive officer of Unicom and members of his family in Unicom be divested. Since Unicom and the former director and his family were unable to come to an agreement on transferring such interests to Unicom or to a third party, Unicom determined to sell its general partnership interest in the Partnership to SuperTel. On June 18, 1996, Unicom sold its general partnership interest to SuperTel for $100,000 by means of a promissory note. The stockholders, officers and directors of SuperTel are essentially the same as those of Unicom. All stockholders of Unicom received the same amount of shares of SuperTel that they held in Unicom, except for the shares held by two trusts for the benefit of the respective families of two former directors of Unicom. The Partnership repurchased the interest in the Partnership held by a former director.

The transfer of Unicom's general partnership interest is the subject of a lawsuit brought by the wife of a former director. In addition, the former director has brought suit seeking declaratory judgment that he is not responsible for the bidding error. The General Partner is vigorously defending the interests of the Partnership in these matters; it believes it has meritorious defenses to each suit and that the outcome of each suit will not adversely affect the operations of the Partnership.

Additionally, three parties have filed petitions with the FCC to deny the award of any licenses to the Partnership. The Partnership filed an opposition statement to the petitions. The General Partner believes that the petitions should be summarily dismissed and intends to vigorously defend the Partnership's interests.

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

Although no assurances can be made, the General Partner expects that the Partnership will ultimately prevail in these matters. If any of the petitions to deny are granted or if the penalty issue is not satisfactorily resolved, the Partnership may not received some or all of the licenses, and failure to receive licenses will have a material adverse effect on the financial condition of the Partnership.

NOTE 4 - SUBSEQUENT EVENTS:

The Partnership is currently in negotiations with other companies for additional financing to be used in the construction of the PCS system and eventual operation of the business. No such additional financing is probable at this time. The Partnership is engaged in a capital call to cover its expenses until the FCC releases the portion of the Partnership's $50 million deposit which is in excess of the down payment for the licenses and penalties that may be imposed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         The Partnership was formed in January 1995, and is managed by the General Partner. The Partnership was organized to acquire, own and operate PCS licenses in frequency Blocks C and F, and to take advantage of the benefits that the Federal Communications Commission (the "FCC") has set aside for certain "designated entities."

Results of Operations

SIX MONTH PERIOD ENDED JUNE 30, 1996 COMPARED WITH THE SAME PERIOD ENDED JUNE 30, 1995

Revenues

         The Partnership's sole source of revenue for the six month period ended June 30, 1996 continued to be interest income. Interest income for this period was $44,297. During the same period of 1995, the Partnership had interest earnings of $346,096. Interest earnings were reduced because the Partnership deposited $50 million with the FCC to participate in the PCS auctions on November 18, 1995.

Expenses

         Expenses for the six month period ended June 30, 1996 totaled $1,813,932 including an accrual for $199,362 of expenses to be reimbursed to the General Partner and $19,936 of management fees. General and administrative expenses for the same period ended June 30, 1995 were $6,023,501 including amounts paid to Romulus Telecommunications, Inc. ("Romulus") under the Services Agreement and the expenses and fees of the General Partner. These expenses were significantly lower than the expenses for the same period of 1995, the reason is that it includes the amounts paid to Romulus under the Services Agreement.

Liquidity and Capital Resources

         As of June 30, 1996, the Partnership had assets totaling $57,606,240 primarily consisting of $1,040,371 in cash and cash equivalents, $50 million on deposit with the FCC, $6,511,250 in restricted cash, $42,000 in prepaid expenses, $12,619 in other assets and current liabilities of $952,741. As of June 30, 1995, the Partnership had assets totaling $49,614,025, consisting of $44,120,274 in cash and cash equivalents and current liabilities of $253,930. The Partnership assets increased as the result of the Private Placement it began in 1995.

         The Partnership did not raise any additional capital during the six month period ended June 30, 1996. Three Partnership units were repurchased, during the second quarter 1996, from a former Director of Unicom Corporation as a result of the bidding error described below. The Partnership will still need to raise additional capital or debt for the purposes of building out the PCS system to operate the licenses it expects to acquire. The Partnership's efforts to raise additional capital is dependent on whether the Partnership acquires any PCS licenses. Although no assurance can be made, the Partnership expects to raise the additional amounts it needs to develop the PCS licenses it acquires. The Partnership currently estimates it will need to raise approximately $290 million to develop the PCS licenses it expect to acquire.

THREE MONTH PERIOD ENDED JUNE 30, 1996 COMPARED WITH THE SAME PERIOD ENDED JUNE 30, 1995

Revenues

         The Partnership's sole source of revenue for the three month period ended June 30, 1996 continued to be interest income. Interest income for this period was $17,130. During the same period of 1995, the Partnership had interest earnings of $346,096.

Expenses

         Expenses for the three month period ended June 30, 1996 totaled $1,002,676 including an accrual for $100,425 of expenses to be reimbursed to the General Partner and $10,042 of management fees. General and administrative expenses for the same period ended June 30, 1995 were $2,934,828 including amounts paid to Romulus under Services Agreement and $94,362 of expenses of the General Partner and $9,436 of management fees. These expenses were significantly lower than the expenses for the same period of 1995. The reason is that expenses in 1995 include the amounts paid to Romulus under the Services Agreement.

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

September 13, 1996