Form 10-Q
period 1996-09-30
PCS 2000 LP
filed 1996-11-14
CIK 1013267

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,601.5 Units of Limited Partnership Interest

                                 PCS 2000, L.P.
                        STATEMENT OF ASSETS, LIABILITIES
                             AND PARTNERS' CAPITAL
                    SEPTEMBER 30, 1996 and DECEMBER 31, 1995

                                     ASSETS
                                     ------
                                                                                   1996              1995
                                                                               (unaudited)
                                                                               -----------         --------
Cash and cash equivalents                                                         $722,348        $2,727,541
Prepaid expenses                                                                                      96,000
Other current assets - deposits                                                 50,000,000        50,000,000
Restricted cash                                                                  6,511,250         6,511,250
Equipment, net                                                                      16,008
                                                                              -------------     -------------

     Total assets                                                              $57,249,606       $59,334,791
                                                                              =============     =============


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

Liabilities:
Bank overdraft                                                                 $                     $46,173
Accounts payable and accrued liabilities                                           853,412           130,634
Accounts payable General Partner                                                   105,373           404,006
Accounts payable to related parties                                                539,514           255,844
                                                                              -------------     -------------

   Total liabilities                                                             1,498,299           836,657
                                                                              -------------     -------------
Contingency (Note 3)

Limited partners' capital (2,601.5 units in 1996;
   and 2,604.5 units in 1995; authorized and issued)                            65,037,500        65,112,500
General partner's capital                                                          100,000           100,000
Undistributed losses                                                            (6,714,366)       (6,714,366)
Net loss                                                                        (2,671,827)
                                                                              -------------     -------------

   Total partners' capital                                                      55,751,307        58,498,134
                                                                              -------------     -------------

     Total liabilities and partners' capital                                   $57,249,606       $59,334,791
                                                                              =============     =============


           THE ACCOMPANYING NOTES ARE INTEGRAL PART OF THIS STATEMENT

                                 PCS 2000, L.P.
                       STATEMENT OF REVENUES AND EXPENSES
                                  (UNAUDITED)
            FOR THE PERIOD OF JANUARY 1, 1996 TO SEPTEMBER 30, 1996


                                                            Three Months Ended                   Nine Months Ended
                                                            ------------------                   -----------------
                                                              September 30,                        September 30,
                                                              -------------                        -------------
                                                          1996             1995               1996              1995 *
                                                          ----             ----               ----              ----
Revenues:

Interest income                                          $6,761          $476,540            $51,058           $822,636
                                                    -------------    --------------      -------------    --------------

Expenses:

Consulting and legal services rendered by
  Related parties                                       134,471           713,626            540,320          6,278,032
General and administrative services billed by
  the General Partner                                   109,397            77,278            328,695            292,878
Other legal fees                                        432,879            77,698          1,092,902            303,621
Miscellaneous consulting services                        71,406             6,398            351,945             10,273
Insurance                                                59,000                              123,000
Travel                                                   56,409            55,860            202,095             63,540
Other administrative expenses                            45,391            16,280             83,928             22,297
                                                    -------------    --------------      -------------    --------------

Total expenses                                          908,953           947,139          2,722,885          6,970,641
                                                    -------------    --------------      -------------    --------------

Net loss                                              ($902,192)        ($470,599)       ($2,671,827)       ($6,148,005)
                                                    =============    ==============      =============    ==============


Net loss attributable to general partner               (225,548)         (117,650)          (667,957)        (1,537,001)
                                                    -------------    --------------      -------------    --------------
Net loss attributable to limited partners              (676,644)         (352,949)        (2,003,870)        (4,611,004)
                                                    -------------    --------------      -------------    --------------

Net loss per limited partner unit                      ($260.10)         ($144.47)          ($770.27)        ($2,622.87)
                                                    -------------    --------------      -------------    --------------



          THE ACCOMPANYING NOTES ARE INTEGRAL PART OF THIS STATEMENT.


* REPRESENTS THE PERIOD FROM INCEPTION ON JANUARY 24, 1995 TO SEPTEMBER 30,
  1995.

                                 PCS 2000, L.P.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                      FOR THE PERIODS ENDED SEPTEMBER 30,





                                                                              Nine months ended
                                                                              -----------------
                                                                           1996             1995 *
                                                                           ----             ----
Cash flows from operating activities
Net income (loss)                                                      ($2,671,827)       ($6,148,005)
                                                                     ---------------    ---------------
Adjustments to reconcile the net income (loss) for the
period to net cash used by operating activities:

Depreciation                                                                 1,252
Decrease (Increase) in prepaid expenses                                     96,000           (128,000)
Decrease in Bank overdraft                                                 (46,173)
Increase in accounts payable                                               722,778            198,080
Increase (Decrease) in accounts payable General Partner                   (298,633)
Increase in accounts payable to related parties                            283,670            267,878
                                                                     ---------------    ---------------

Total adjustments                                                          758,894            337,958
                                                                     ---------------    ---------------

      Net cash provided (used) by operating activities                  (1,912,933)        (5,810,047)
                                                                     ---------------    ---------------

Cash flows used in investing activities:

Equipment                                                                  (17,260)
                                                                     ---------------

      Net cash used in investing activities                                (17,260)
                                                                     ---------------

Cash flows from financing activities:

Capital investment by partners                                             (75,000)        61,175,000
Restricted cash                                                             -              (6,107,500)
                                                                     ---------------    ---------------

      Net cash from financing activities                                   (75,000)        55,067,500
                                                                     ---------------    ---------------

Net increase (decrease) in cash                                        ($2,005,193)       $49,257,453
                                                                     ===============    ===============


Summary:
Net increase (decrease) in cash                                         (2,005,193)        49,257,453
Cash and cash equivalents at the beginning of the period                 2,727,541                  0
                                                                     ---------------    ---------------

Cash and cash equivalents at the end of the period                        $722,348        $49,257,453
                                                                     ===============    ===============



           The accompanying notes are integral part of this statement


* Represents the period from inception on January 24, 1995 to September 30,
  1995.

                                 PCS 2000, L.P.
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                                  (UNAUDITED)
                 FROM JANUARY 24, 1995 TO SEPTEMBER 30, 1996


                                                 General                 Limited Partners Accounts                   Accumulated
                                                 ------                  -------------------------                   -----------
                                                 Partner           Units        Average Loss           Amount            Total
                                                 -------           -----        ------------           ------            -----
                                                                                  Per Unit
                                                                                  --------
Contributed Capital during:
 First quarter 1995                              $100,000          1,131.0                           $28,275,000       $28,375,000

 Second quarter 1995                                               1,066.5                            26,662,500        55,037,500

 Third quarter 1995                                                  245.5                             6,137,500        61,175,000

 Fourth quarter 1995                                                 161.5                             4,037,500        65,212,500

                                            ----------------    ------------                       ----------------   --------------
Contributed Capital as of
  December 31, 1995                               100,000          2,604.5                            65,112,500        65,212,500

Repurchase of Limited Partners units
 during the Second quarter 1996                                       (3.0)                              (75,000)          (75,000)
                                            ----------------    ------------                       ----------------   --------------

Contributed Capital as of
  September 30, 1996                              100,000          2,601.5                            65,037,500        65,137,500
                                            ================    ============                       ================   ==============


Share of Undistributed Losses:
 First quarter 1995   *                          (772,168)                          (2,048.19)        (2,316,505)       (3,088,673)

 Second quarter 1995                             (647,183)                            (883.53)        (1,941,549)       (2,588,732)

 Third quarter 1995                              (117,650)                            (144.47)          (352,950)         (470,600)

 Fourth quarter 1995                             (141,590)                            (163.09)          (424,771)         (566,361)
                                            ----------------                                       ---------------    --------------

Net loss for the year ending
 December 31, 1995                             (1,678,591)                          (1,933.49)        (5,035,775)       (6,714,366)
                                            ================                       ============    ===============    ==============

 First quarter 1996   *                          (196,022)                            (225.79)          (588,067)         (784,089)

 Second quarter 1996                             (246,387)                            (284.13)          (739,160)         (985,546)

 Third quarter 1996                              (225,548)                            (260.10)          (676,644)         (902,192)
                                            ----------------                                       ---------------    --------------

Net loss for the nine months period
 ending September 30, 1996                       (667,957)                            (770.27)        (2,003,870)       (2,671,827)
                                            ================                       ============    ===============    ==============

Ending (deficit) capital at
 September 30, 1996                           ($2,246,548)                                           $57,997,855       $55,751,307
                                            ================                                       ===============    ==============


* This reporting period amount differs from the amount reported previously because it now includes the amounts of General Partners expenses accrued.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996 COMPARED WITH THE SAME PERIOD ENDED SEPTEMBER 30, 1995

Revenues

         The Partnership's sole source of revenue for the nine months period ended September 30, 1996 continued to be interest income. Interest income for this period was $51,058. During the same period of 1995, the Partnership had interest earnings of $822,636. Interest earnings were reduced because the Partnership deposited $50 million with the Federal Communications Commission to participate in the PCS auction on November 18, 1995.

Expenses

         Expenses for the nine months period ended September 30, 1996 totaled $2,722,885 including an accrual for $298,814 of expenses to be reimbursed to the General Partner and $29,881 of management fees. General and administrative expenses for the same period ended September 30, 1995 were $6,970,641 including amounts paid to Romulus Telecommunications, Inc. ("Romulus") under the Services Agreement and the expenses and fees of the General Partner. Expenses for the nine months period ended on September 30, 1996 were significantly lower than the expenses for the same period of 1995, the reason being that 1995 expenses includes the amounts paid to Romulus under the Services Agreement.

Liquidity and Capital Resources

         As of September 30, 1996, the Partnership had assets totaling $57,249,606 primarily consisting of $722,348 in cash and cash equivalents, $50 million on deposit with the FCC, $6,511,250 in restricted cash, $16,008 in other assets and current liabilities of $1,498,299. As of September 30, 1995, the Partnership had assets totaling $55,517,952, consisting of $49,257,452 in cash and cash equivalents, other assets of $153,000, $6,107,500 in restricted cash and current liabilities of $490,958. The Partnership assets increased as the result of the Private Placement it begun in 1995, which ended during the fourth quarter of 1995.

         The Partnership did not raise any additional capital during the nine months period ended September 30, 1996. Three Partnership units were repurchased, during the second quarter 1996, from a former Director of Unicom Corporation in connection with the bidding error described below. The Partnership is in the process of making a capital call to its Limited Partners. The proceeds of this capital call will be used for the ongoing operation of the business. Notwithstanding the capital call, the Partnership will still need to raise additional capital or debt for the purposes of building out the PCS system to operate the licenses it expects to acquire. The Partnership's efforts to raise additional capital is dependent on whether the Partnership acquires any PCS licenses. Although no assurance can be made, the Partnership expects to raise the additional amounts it needs to develop the PCS licenses it acquires. The Partnership currently estimates it will need to raise approximately $290 million to develop the PCS licenses.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996 COMPARED WITH THE SAME PERIOD ENDED SEPTEMBER 30, 1995

Revenues

         The Partnership's sole source of revenue for the three months period ended September 30, 1996 continued to be interest income. Interest income for this period was $6,671. During the same period of 1995, the Partnership had interest earnings of $476,540.

Expenses

         Expenses for the three months period ended September 30, 1996 totaled $908,953 including an accrual for $99,451 of expenses to be reimbursed to the General Partner and $9,946 of management fees. General and administrative expenses for the same period ended September 30, 1995 were $947,139 including amounts paid to Romulus under Services Agreement and $70,252 of expenses of the General Partner and $7,026 of management fees. Expenses for the three months period ended on September 30, 1996 were lower than the expenses for the same period of 1995. The reason is that expenses in 1995 include the amounts paid to Romulus under the Services Agreement.

PART II - OTHER INFORMATION


ITEM 1.          LEGAL PROCEEDINGS

                 The Partnership is subject to certain legal and FCC proceedings which were described in Amendment No. 1 to the Partnership's Form 10-Q for the quarterly period ended June 30, 1996.

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