Form 10-K
period 1996-12-31
PCS 2000 LP
filed 1997-04-01
CIK 1013267

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-K
       For Annual and Transition Reports to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
    (Mark one)

    /x/   Annual Report  pursuant to  Section 13 or  15(d) of  the Securities
    Exchange Act of 1934 (Fee required)

    For the fiscal year ended December 31, 1996          or
                              -------------------------

    / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

    For the transition period from _______________________ to _______________

    Commission file number  0-28362
                           --------------------------------------------------


                                PCS 2000, L.P.
            (Exact Name of Registrant as Specified in its Charter)


            Delaware                                        66-0514434
  -------------------------------                       ------------------
  (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)

            620 Broadway
         Sonoma, California                                    95476
  -------------------------------                       ------------------
(Address of Principal Executive Offices)                     (Zip Code)
      Registrant's Telephone Number, Including Area Code: (707) 938-2428
                                                          --------------

         Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
             Title of Each Class                on Which Registered
             -------------------               ---------------------

         Securities registered pursuant to Section 12(g) of the Act:

                    Units of Limited Partnership Interest
                    -------------------------------------
                               (Title of class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes     X
                                                                    ---------
No __________

    Indicate by  check mark  if disclosure of  delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The Registrant's outstanding securities consist of units of limited partnership interests which have no readily ascertainable market value since there is no public trading market for these securities on which to base a calculation of aggregate market value.

    Documents incorporated by reference.      None
                                              -----

ITEM 1.  BUSINESS
-----    --------

GENERAL
-------

    PCS 2000, L.P., a Delaware limited partnership (the "Partnership"), was formed on January 24, 1995 to own and operate broadband personal communications services ("PCS") licenses to be acquired in auctions conducted by the Federal Communications Commission (the "FCC"). The Partnership competed for PCS licenses in frequency Block C, set aside for "designated entities" ("Entrepreneurs") that meet certain financial and equity structure requirements and that qualify for certain benefits under rules, regulations and policies of the FCC and related statutory provisions ("FCC Rules"). On January 22, 1997, the Partnership was awarded 15 PCS licenses covering markets in the United States and Puerto Rico (the "Licenses") by the FCC. The Partnership's business strategy is to acquire the Licenses and operate such Licenses with a view to providing capital appreciation in the value of the Partnership's units of limited partnership interest (the "Units"). Unicom Corporation, the former general partner ("Unicom") of the Partnership and SuperTel Communications Corp., the current general partner of the partnership, formed on June 7, 1996 ("SuperTel" or the "General Partner"), have taken steps to qualify the Partnership for the maximum benefits allowed by the FCC for an Entrepreneur under 47 C.F.R. SectionSection 24.711(d) (installment payments) and 24.712(c) (bidding credits) of the final rules of the FCC for PCS systems. Unicom is not related to the parent of Commonwealth Edison. See "Background of Personal Communications Services Business and FCC Auctions -- Entrepreneur Classes and Economic Preferences" and "The Partnership -- Transfer of General Partner's Interest."

    The  Partnership filed an  application (the  "Application") with  the FCC for the authority to acquire licenses to provide PCS systems in all Basic Trading Areas in the United States. The Partnership was high bidder for the Licenses at the Block C auction for the award of PCS licenses authorized under Part 24 of the FCC's rules. The Partnership expects to develop, own and operate the Licenses it has been awarded. See "The Partnership -- The Partnership's Business to Date" below. On January 22, 1997, the FCC issued its Memorandum Opinion and Order, FCC, 97-15 (the "Order") granting the Partnership the Licenses. See "The Partnership -- Transfer of the General Partnership Interest." The FCC's grant of the Licenses may, however, be reversed on the basis of an interested party's motion for reconsideration or on appeal to the United States Court of Appeals for the District of Columbia Circuit. On February 21, 1997, the SDE Trust, a stockholder of Unicom, filed with the FCC a motion for reconsideration with respect to the Order (the "Petition for Reconsideration"). See "The Partnership -- Petitions to Deny."

    The Partnership currently anticipates that it will take 18 months or more to complete the initial build-out of its PCS systems and to begin offering wireless services in the markets covered by its Licenses. Development of the infrastructure necessary to offer PCS systems is subject to delays, including those associated with design, acquisition, obtaining of financing, installation and construction of wireless telephone systems. See "Development of the Licenses" below.

    The Agreement of Limited Partnership of PCS 2000, L.P. (the "Partnership Agreement") provides that the Partnership will terminate on December 31, 2005. The Partnership will dissolve on such date (unless terminated earlier or unless the Partnership Agreement is amended to change such date). The General Partner anticipates that it will have developed its Licenses by such date, and depending upon business considerations, will have restructured itself or transferred or sold its Licenses.

BACKGROUND OF PERSONAL COMMUNICATIONS SERVICES BUSINESS AND FCC AUCTIONS
------------------------------------------------------------------------

    In 1993, Congress adopted the Omnibus Budget Reconciliation Act of 1993 (the "Reconciliation Act") which, among other things, mandated Auctions for the award of certain FCC licenses, including PCS licenses. Pursuant to authority granted to the FCC by the Reconciliation Act, the FCC awarded PCS licenses through a process of competitive bidding auctions in which there were multiple applications for the same license (the "Auctions").

    The PCS technology is expected to be a completely digital technology designed from the ground up to be a wireless "telecommunicator" system.
Since PCS will be digital, it is capable of numerous advanced service features, including caller-ID, voice-prompting, voice-recognition, scrambled (secure) calling, message and image delivery, intelligent call transfer and follow-me calling, single number service (the same number can be assigned to multiple PCS telephones in different locations) and auto-trace of crank callers. In addition, if such features are incorporated into a given PCS network, PCS subscribers will have E-mail access and personal computer compatibility.

    PCS is a radio-based transmission technology which, like cellular technology, uses the same frequencies repeatedly in a multiple-transmitter cell design. PCS systems use frequencies in the 1900 MHz band, not the 800 MHz band (which is used by cellular technology). PCS transmissions are not as prone to out-of-cell interference, which can occur with the existing cellular telephone frequencies. The first PCS system began operations in the Washington, D.C. metropolitan area in the fourth quarter of 1995 and new PCS systems continue to commence operations in different markets.

FREQUENCY BLOCKS

    The FCC has divided PCS into six frequency blocks, designated Blocks A through F, such that there are six overlapping licenses in each market in each geographic area of the country. Blocks A, B and C are 30 MHz blocks, and Blocks D, E and F are 10 MHz blocks. Thirty MHz blocks allow for the PCS operator to provide the full range of services described above to a larger number of subscribers. Conversely, 10 MHz blocks allow the PCS operator to provide either a smaller range of services, such as paging or E-mail to a larger number of subscribers, or a larger range of services to a smaller number of subscribers. Subject to certain restrictions applicable to Blocks C and F, PCS operators can combine blocks to provide subscribers with a broader range of services.

    FCC Rules now allow companies to hold up to 45 MHz of cellular, PCS and other commercial mobile service spectrum in any combination per market. As a result, an existing cellular provider may acquire up to two additional 10 MHz PCS licenses in a market in which it provides cellular services, and a person holding any Block A or Block B 30 MHz license in a particular market may also hold one 10 MHz license for the same area. This rule is subject to reconsideration and review or appeal. A single licensee may hold 51 Block A or B licenses nationally. Other than the 45 MHz ceiling per market described above, there are no limitations on the number of Block D and E licenses that a single operator may hold. With respect to Blocks C and F, no license holder may hold more than 10% of the licenses, or 98 licenses, available nationwide.

    FCC Rules permitted any U.S. entity, regardless of size, to participate in the Auctions at which Blocks A, B, D and E licenses were sold. Blocks C and F, however, were set aside for Entrepreneurs, which are entities meeting certain financial and equity structure requirements and that qualify for certain benefits under rules, regulations and policies of the FCC and related statutory provisions. The General Partner qualified the Partnership as an Entrepreneur, and the Partnership was awarded the Licenses in the Block C auction. Although the Partnership was eligible to bid in the Block F auction, the General Partner determined not to do so because it believes that the Partnership must devote its efforts to fully develop its Block C Licenses. In addition, the General Partner has considered the amount of capital the Partnership will need to develop its Block C Licenses and the availability of additional capital.

MAJOR TRADING AREA; BASIC TRADING AREA

    PCS licenses are awarded either on the basis of Major Trading Areas (each, a "MTA") or Basic Trading Areas (each, a "BTA"). Each MTA is comprised of one or more BTAs. The FCC has divided the entire United States into 51 MTAs and 493 BTAs. The MTAs contain anywhere from one to 23 BTAs. Block A and B licenses were awarded on the basis of MTAs. Block C, D, E and F Auctions awarded licenses covering the entire country on the basis of BTAs, including Puerto Rico, American Samoa, Guam, Northern Mariana Islands and the U.S. Virgin Islands.

FCC AUCTIONS

    The FCC began the Auctions in December 1994. The first Auction was for frequency Blocks A and B (30 MHz) licenses, and lasted from December 1994 to March 1995. This Auction was open to all bidders, and the major telecommunications companies were the principal participants in this Auction, which awarded 99 MTA licenses in Blocks A and B. The price paid per person of population ("POP") for a 30 MHz license ranged from $1 to $32. The average price was approximately $15.25 per POP. Total Auction proceeds were approximately $7.7 billion.

    The  Auction for  Block C (30  MHz)  licenses, in  which the  Partnership
participated, began  on December 18, 1995  and ended  on May 6,  1996.   This
Auction, in which the Block C spectrum was offered  in each  of the 493
BTAs, was restricted to companies which qualified as Entrepreneurs, as described below. The prices bid per POP ranged approximately from $1.91 to $101.93. The average price bid was $52.39 per POP. Total Auction bids were approximately $13.25 billion. These prices will be discounted, however, because of bidding credits and installment financing options available to Entrepreneurs, as described below.

    The remaining Auctions in which frequency Blocks D, E and F licenses (all 10 MHz licenses) were offered on a BTA basis were completed in January 1997. In these Auctions, Blocks D and E were open to all bidders and Block F licenses were restricted to Entrepreneurs. Total Auction proceeds for these Auctions were approximately $2.52 billion. The FCC has not yet published detailed per POP information on the results of these Auctions, but the average price per POP is estimated by the General Partner to have been approximately $3.33.

ENTREPRENEUR CLASSES AND ECONOMIC PREFERENCES

    Block C and F licenses were reserved for Entrepreneurs meeting certain limiting criteria set forth in FCC Rules. Entrepreneurs were granted a set of economic preferences in the Auctions.

    Under FCC Rules, an Entrepreneur is defined as an entity that, together with its affiliates and persons or entities that hold attributable interests in such entity and their affiliates, has less than (i) $500 million of assets and (ii) $125 million of annual gross revenue over the prior two years. In addition, FCC Rules define three classes of Entrepreneurs, with each class eligible for different economic preferences in the Blocks C and F Auctions. A "Large Business Entrepreneur" is defined as an entity that has aggregate gross revenues for each of the last two years between $75 million and $125 million. A "Business Entrepreneur" is an entity that has aggregate gross revenues for each of the last two years between $75 million and $40 million. A "Small Business" is an entity that has less than $40 million of aggregate annual gross revenue averaged over the last three years.
(Originally the FCC had defined four classes, but, as a result of constitutional challenges to the benefits granted to Minority- or Women-Owned Businesses, theFCC decidedtogrant thebenefits originallyintended forMinority-
 or Women-Owned Businesses to all entities that fit the criteria for being a Small Business.)

    Each class of Entrepreneurs was entitled to differing economic preferences, which are summarized in the table below. All Entrepreneurs qualified for the FCC's installment payment plan under which the federal government will finance 90% of the winning Auction bid in the Block C spectrum. The terms of the installment plan vary according to the Entrepreneurial class. A Large Business Entrepreneur can finance the balance of its Auction bid in the Block C Auction at an interest rate equal to the 10-year treasury note rate at the date of grant of the license plus 3.5%, with principal and interest amortized over the 10-year license term. A Business Entrepreneur is entitled to similar terms in the Block C Auction, except that interest-only payments are permitted in the first year and that the interest rate is the 10-year treasury note rate plus 2.5%.

    Small Businesses are entitled to interest-only payments for the first six years and can amortize interest and principal over the remaining four years of the license term. The interest rate applicable to Small Businesses is the 10-year treasury note rate at the date of grant of the license. In addition, Small Businesses are entitled to a bidding credit of 25%. The bidding credits operate as follows: if a qualifying Small Business submits a winning bid, the price it bids for the license is reduced by the bidding credit, and the reduced price is then eligible for the installment payment benefits applicable to such Small Business.

     Summary of Economic Preferences for Entrepreneurs in Block C Auction
     --------------------------------------------------------------------

                 Installment          Interest Rate/                  Bidding
                    Plan               Amortization                    Credit
Large Business       Yes      10-year treasury note rate                 n/a
Entrepreneur                  plus 3.5%

                              Principal and interest
                              amortized over the 10-year
                              license term

Business             Yes      10-year treasury note rate                 n/a
Entrepreneur                  plus 2.5%

                              Interest-only payments
                              permitted in the first year and
                              principal and interest amortized
                              over remaining nine years of
                              the license term

Small Businesses     Yes      10-year treasury note rate            25% bidding
                                                                      credit
                              Interest-only payments permitted
                              for the first six years and principal
                              and interest amortized over the
                              remaining four years of the license term

GENERAL PARTNER STRUCTURE

    As noted above, as originally promulgated, in order to be classified as both a Small Business and a Minority-or Women Owned Business (entitled to the maximum benefits under the original rules), FCC Rules required minorities and women to exercise control over the Partnership through an entity that qualified as a Small Business. Unicom, and its successor, the General Partner, were created to serve as the entity through which these requirements could be met. The Partnership met these requirements by placing management control of the Partnership in the General Partner, restricting ownership of a majority of its shares of Common Stock (the "Common Stock") to minorities and women, and providing the General Partner with 25% of the equity of the Partnership. Accordingly, the General Partner manages the Partnership and limited partners only have certain limited rights amounting to less than de facto and de jure control.

PARTICIPATION IN THE AUCTION

    The Partnership filed with the FCC its Short Form Application ("Form 175"), in which the Partnership certified that it: (i) met all of the FCC's requirements for PCS license holders, including specific legal, technical, financial and other qualification requirements for the licenses for which it applied, that it was in compliance with certain foreign ownership requirements, and that it was eligible for the special benefits and credits given to a Small Business and consents to FCC audits to verify such eligibility; (ii) was the real party in interest and that no undisclosed agreements or understandings provide that someone other than the Partnership will have an interest in the licenses for which it applied; and (iii) did not and would not enter into any agreements or understandings regarding the amount to be bid, bidding strategies or the license on which to bid, except with parties identified in the Form 175.

    The Partnership was required to make a one-time up-front bidding deposit to the FCC equal to $0.015 per POP per MHz for Block C licenses, for the largest combination of MHz-POPs encompassed by licenses on which the Partnership intended to bid. The Partnership made a deposit of $50 million, which entitled it to bid for 111 million POPs. This deposit was the fifth largest deposit received by the FCC for the Block C Auction. The Partnership's bidding in any single round was limited by the amount of this payment.

    FCC Rules strictly prohibit collusion among bidders, and strictly limit communications among applicants after the filing of Form 175 to the extent such communications concern bids, bidding strategies and markets on which bids will be placed while the auction is in progress.

POST AUCTION PROCEDURES

    Of the $50 million that the Partnership deposited with the FCC, approximately $34.5 million was credited toward the license down payments for the Licenses the Partnership was awarded. The remainder of the deposit, approximately $11,039,602 after deduction of two bid withdrawal penalties, was returned to the Partnership on January 27, 1997. On January 27, 1997, the Partnership paid a forfeiture of $1,000,000 with respect to actions of Anthony T. Easton following an erroneous bid in the Norfolk, Virginia market. See "The Partnership -- Bidding Error" and "-- Omaha Withdrawal."

    Successful bidders had 10 business days after the conclusion of the Block C Auction to file a long form application ("Form 600") for the markets purchased at the Auction. The Partnership timely filed its Form 600, and on July 2, 1996 filed an amendment to the Form 600. Following the filing of the original Form 600, the FCC issued a public notice which commenced a period during which any interested party may file a petition to deny the
Partnership's Form 600. This period commenced on May 2, 1996 and ended on July 1, 1996. Two parties filed petitions to deny the award of any of the Licenses to the Partnership. See "The Partnership -- Petitions to Deny." Additionally, on July 11, 1996, the FCC issued a public notice commencing a second 30-day period (which ended on August 12, 1996) during which any interested party may file a petition to deny with respect to matters covered in the Partnership's July 2, 1996 amendment to its Form 600. A third petition to deny was filed during this second period. In the Order, the three petitions to deny were rejected by the FCC on January 22, 1997, and the FCC awarded the Partnership its Licenses. Any interested party, however, still has the right to file a motion asking the FCC to reconsider its decision, or appeal the FCC's decision to the United States Court of Appeals for the District of Columbia Circuit. On February 21, 1997, the
SDE Trust filed the Petition for Reconsideration. See "The Partnership -- Transfer of the General Partnership Interest" and "The Partnership -- Petitions to Deny." There is no statute or regulation prescribing the time period during which the FCC must act on the Petition for Reconsideration. Once the FCC acts on this petition, interested parties have a 30-day period to appeal the FCC's decision to the United States Court of Appeals for the District of Columbia.

    Entrepreneurs made an initial payment within 5 days of the end of the Auction to increase their up-front bidding deposit to 5% of the purchase price, net of bidding credits. They were required to pay an additional 5% of the net purchase price after the grant of license, with the remaining 90% payable in installments. If an Entrepreneur's initial up-front bidding deposit was in excess of 10% of the purchase price, the FCC returned the excess. As the Partnership was the high bidder for the 15 Licenses at an aggregate net bid price of $344,293,125, the Partnership, which had deposited $50 million at the commencement of the auction, received back approximately $12.3 million in excess payments from the FCC, after payment of approximately $4.5 million of bid withdrawal penalties assessed by the FCC. In addition, the Partnership paid to the FCC a forfeiture of $1 million with respect to actions subsequent to the Bidding Error. See "The Partnership -- Bidding Error" and "-- Omaha Withdrawal."

BUILD-OUT REQUIREMENTS

    All PCS license holders are required to meet certain requirements imposed by the FCC relating to the provision of service in each license area. Block C license holders must provide coverage to one-third of the POPs in each license service area within five years of license grant and two-thirds of the POPs in each license service area within ten years of license grant. Failure to comply with the build-out requirements could subject the Partnership to license forfeiture or other penalties, and may have a material adverse effect on the financial condition of the Partnership.

DEVELOPMENT OF THE LICENSES

    The Partnership currently anticipates requiring, for each of the Licenses it has acquired, 18 months or more to complete the initial build-out and to begin offering wireless service in the Markets. Development of the infrastructure necessary to offer PCS systems is subject to delays and risks, including those inherent in the general uncertainty associated with further regulatory review and appeal of the license grants, financing design, acquisition, installation and construction of wireless telephone systems. The successful implementation of the Licenses also depends on the Partnership's ability to lease or acquire sites for the location of its base station equipment, which includes the negotiation of lease or acquisition terms for numerous sites per Market (varying with the size of the Market) and may require in many instances that the Partnership obtain zoning variances or other governmental or local regulatory approvals that are beyond the Partnership's control. Delays in the site acquisition process as well as construction delays and other factors could adversely affect the timing for build-out and commercial operation of the Partnership's Licenses.

THE PARTNERSHIP
---------------

THE GENERAL PARTNER

    Unicom was incorporated in Puerto Rico in March 1993 and the General Partner was incorporated in Puerto Rico in June 1996. Unicom was structured to ensure that the Partnership would receive the maximum benefits eligible to Entrepreneurs. The General Partner, as the successor of Unicom, was also structured to receive the benefits offered to Small Businesses and Minority- or Women-Owned Businesses. (As noted above, the FCC subsequently determined to grant to all Small Businesses the benefits that Minority- or Women-Owned Businesses were to receive.) The Partnership has no employees and is managed and controlled by the Board of Directors and executive officers of the General Partner. Currently, Fred H. Martinez is the Chairman of the General Partner's Board of Directors which includes Richard Reiss, Javier Lamoso, Gary H. Arizala, Margaret W. Minnich, Lawrence Odell, James T. Perry, Nezam Tooloee and Daniel J. Parks. Richard Reiss is the President and Chief Executive Officer of the General Partner, Javier Lamoso is the Executive Vice President, John Duffy is the Senior Vice President for External Affairs, Eric Spackey is the Vice President, Daniel J. Parks is the General Counsel and Lawrence Odell is the Secretary.

    From January 26, 1995 through August 18, 1995, the Partnership raised $65,112,500 in its private placement (the "Private Placement") of 2604.5 of its Units. Consistent with the terms of the Private Placement, the proceeds were used as follows: (i) 80% of the proceeds were used to bid for and make down payments on the PCS licenses the Partnership acquired, and to develop, own and operate these licenses and (ii) 20% of the proceeds were allocated for payment to Romulus Telecommunications, Inc., a Puerto Rico corporation ("Romulus"), for its services in preparing and filing of the Application and assisting the Partnership in bidding under the Services Agreement. See "Item 13 -- Payments to Romulus." One-half of such fee ($6,511,250) was non-refundable and was paid to Romulus prior to the commencement of the Auctions. The remaining one-half of such fee ($6,511,250) is held in a separate account controlled by Quentin L. Breen and Anthony T. Easton, and was intended to be paid to Romulus only if the Partnership was successful in acquiring at least one PCS license. The Partnership has filed suit in Puerto Rico, however, attaching the amount held in this account until resolution of the bidding error described below. Under the Services Agreement, had the Partnership been unsuccessful in obtaining a PCS license, the $6,511,250 held in the account would have been returned to the Partnership. If the Partnership
License grants are reversed on reconsideration or appeal, the Partnership shall return to the holders of Units (the "Investors") their pro-rata investment (less the fee paid to Romulus and any other fees and expenses the Partnership may incur), without interest.

THE PARTNERSHIP'S BUSINESS TO DATE

    The Partnership's operations to date have focused on raising capital in the Private Placement, preparing for the Auctions, bidding in the Block C Auction and obtaining the Licenses. In addition, the Partnership has been conducting preliminary discussions with telecommunications equipment
vendors and  strategic service providers.   See "The Partnership's Plan of
Operation" below.

    The Partnership deposited $50 million with the FCC on November 18, 1995 qualifying it to bid on 111 million POPs. On January 22, 1997, the FCC awarded the Partnership the Licenses; however, the license grants are subject to reconsideration by the FCC and appeal to the United States Court of Appeals for the District of Columbia Circuit.

    The table below identifies each market to which the Licenses pertain, the population, the Partnership's winning bid and the net price payable by the Partnership per person of population ("Price/POP").

              Market Name                     Population*              Bid**           Price/POP**
----------------------------------            --------------    -------------------    -------------
San Juan, PR                                       2,170,250    $        84,687,825           $39.02
Mayaguez-Aguadilla, PR                             1,325,600    $        29,400,075           $21.75
Salt Lake City-Ogden, UT                           1,308,040    $        82,293,825           $62.91
Logan, UT                                             79,420    $           276,825           $ 3.49
Provo-Orem, UT                                       269,410    $         6,678,075           $24.79
Reno, NV                                             439,280    $        27,802,575           $63.29
Fresno, CA                                           755,580    $        47,026,575           $62.24
Bakersfield, CA                                      543,480    $        26,941,575           $49.57
Modesto, CA                                          418,980    $        12,320,325           $29.41
Visalia-Porterville, CA                              413,390    $         9,371,325           $22.67
Redding, CA                                          253,260    $         4,500,825           $17.77
Merced, CA                                           192,710    $         3,532,575           $18.33
Eureka, CA                                           142,580    $         1,181,325           $ 8.29
Boise-Nampa, ID                                      416,500    $         7,742,325           $18.59
Lewiston-Moscow, ID                                  110,030    $           537,075           $ 4.88

Totals:                                            8,864,510    $       344,293,125           $38.84


*   Based on the 1990 census figures used by the FCC.
** Gives effect to the 25% bidding credit to which the Partnership is eligible under FCC rules.

    The net cost of the Partnership's Licenses was $344,293,125. The Partnership made a down payment of 10% of the net cost, or approximately $34,429,312, and owes the federal government approximately $309,863,813, which amount is payable over 10 years, as follows. Interest only payments are required to be made for the first six years, at an interest rate of 6.5% per year. Interest (at 6.5% a year) and principal payments are required to be made during the seventh through the tenth year, when the loan must be paid off completely. The Partnership anticipates that interest payments on the cost of the Licenses will be approximately $20.2 million a year for the first six years and the entire $309,863,813 must be amortized during the remaining four years.

    Although the Partnership was awarded these Licenses, no assurance can be made that the Partnership ultimately will retain these Licenses. FCC Rules provide other parties the opportunity to file petitions to deny the licenses and three parties filed such petitions with respect to matters covered in the Partnership's original and amended Form 600 applications. See "The Partnership -- Petitions to Deny" below. The persons filing these petitions to deny had the right until February 21, 1997, to ask the FCC to reconsider its award of the Licenses to the Partnership or file claim in the United States Court of Appeals for the District of Columbia Circuit. On February 21, 1997, the SDE Trust filed the Petition for Reconsideration asking that the FCC reconsider its approval of the transfer of the Partnership's general partnership interest. The Partnership will vigorously defend its interests in these matters. See "The Partnership -- Petitions to Deny."

BIDDING ERROR

    On January 23, 1996, Anthony T. Easton entered an erroneous bid on behalf of the Partnership for the PCS license for the Norfolk, Virginia market. Mr. Easton, in his capacity as bidding agent and Director of Engineering of Romulus, mistakenly entered a bid of $180,060,000 when he had meant to bid $18,006,000 (the "Bidding Error"). At the time, Mr. Easton was also the acting chief executive officer of Unicom and a member of its Board of Directors. Unicom engaged special counsel to investigate and report (the "Report") to Unicom the circumstances surrounding the Bidding Error. Unicom also engaged Price Waterhouse LLP to evaluate Romulus' bidding procedures and recommend steps to ensure that no other errors would occur.

    The Report concluded that a preponderance of the evidence indicated that Mr. Easton prepared and directed submission of the erroneous bid, and that Mr. Easton was most likely the person who erroneously typed an extra zero on the erroneous bid, causing the bid to be changed from $18,006,000 to $180,060,000. In addition, the Report concluded that a preponderance of the evidence indicated that upon learning of the erroneous bid, Mr. Easton took affirmative steps to conceal his possible responsibility for the mistake. The Report stated that there was no evidence that any other person knowingly took affirmative steps to conceal responsibility for the mistake.

    Upon receiving the Report, the board of directors of Unicom asked for and received Mr. Easton's resignation from his positions as acting chief executive officer of Unicom and a member of its board of directors effective February 19, 1996. Mr. Breen, who is President of Romulus and who was not directly involved in the Bidding Error, resigned from his position as a member of Unicom's board of directors on April 26, 1996. In addition, Unicom's board of directors determined to assume greater control over the Partnership's bidding, and to restrict Romulus' role. Accordingly, Unicom's management oversaw the preparation and submission of all bids after February 19, 1996.

    The Partnership withdrew the erroneous bid on January 24, 1996 and requested the FCC to waive or reduce the amount of any withdrawal penalty. Under FCC Rules, a bidder who withdraws a high bid during the course of an auction is subject to a penalty equal to the difference between the amount of the withdrawn bid and the amount of the bid awarded the license. Since the high bid for the license for the Norfolk, Virginia market was $87,569,000, the Partnership could have been subject to a withdrawal penalty as high as $92,491,000. On December 19, 1996, however, the FCC determined to assess the Partnership a bid withdrawal penalty of $3,273,374. The Partnership has requested further reduction in the amount of this penalty.

    In addition, in a Notice of Apparent Liability for Forfeiture, dated January 22, 1997 (the "Notice"), the FCC proposed forfeiture of $1,000,000 on the Partnership because of the actions of Mr. Easton. In the Notice, the FCC concluded that in connection with the Bidding Error, although the error was inadvertent, Mr. Easton misrepresented facts to the FCC, lacked candor before the FCC and otherwise attempted to mislead it. The FCC proposed that the Partnership pay this forfeiture because Mr. Easton was an officer and director of the Partnership's former general partner at the time the misrepresentations were made. The FCC concluded, however, that because the Partnership moved quickly to take adequate remedial steps to eliminate any ownership or management participation by anyone possibly responsible for the misrepresentations, the Partnership was not to be disqualified from receiving its Licenses. See "Transfer of General Partnership Interest" below. Accordingly, the FCC granted the Partnership the 15 Licenses in the Order.

    The Partnership is seeking to recover this penalty in a legal action against Mr. Easton and Romulus. Although the Partnership has determined to seek a full reimbursement, through litigation if necessary, of any penalty and all costs related to it from Romulus, the General Partner does not have specific information on the financial condition of Romulus. The General Partner believes, however, that Romulus could pay at least $6.5 million held in the account which the Partnership has attached.

    Romulus does not currently and will not in the future have any involvement in the affairs of the General Partner or the Partnership.

TRANSFER OF THE GENERAL PARTNERSHIP INTEREST

    Based upon the Report and after discussions and consultations with FCC staff, Unicom's board of directors concluded that it was in the best interest of the Partnership and the Investors that the beneficial interests of
Mr. Easton, or any members of his family, in Unicom be divested. Mr. Easton's wife, Susan D. Easton, is the beneficiary of the SDE Trust which owned shares in Unicom. Since Unicom and the SDE Trust were unable to come to an agreement on transferring such shares back to Unicom or to a third party, Unicom determined to sell all its assets, which consisted only of its general partnership interest in the Partnership, to SuperTel. On June 18, 1996, pursuant to an Asset Purchase Agreement, dated as of June 18, 1996, Unicom sold its general partnership interest in the Partnership to SuperTel for $100,000 by means of a nonrecourse 7% promissory note due in seven years.

    Other than the SDE Trust and the Breen Family Trust, all stockholders of Unicom received the same amount of shares of SuperTel that each held in Unicom. The SDE Trust and the Breen Family Trust still hold shares in Unicom and have not received any consideration for such shares. The proportion of SuperTel shares that were not issued to the SDE Trust were issued to Richard Reiss, Chief Executive Officer of SuperTel, and are subject to an agreement that allows the Partnership to reacquire them at nominal consideration for use as incentive compensation for current and future management necessary to build and operate the Licenses or to attract additional investors. Mr. Breen is a beneficiary of the Breen Family Trust, which was issued a warrant instead of any SuperTel shares. The warrant provides the Breen Family Trust the right to purchase, for nominal consideration, the same proportion of SuperTel shares as it owned in Unicom only if the FCC awards the Partnership its Licenses and if the FCC consents to the acquisition of the SuperTel shares by the Breen Family Trust. In addition, Mr. Breen beneficially owned three Partnership Units, and the Partnership repurchased these Units at the original price paid by Mr. Breen.

    Except for Messrs. Easton and Breen, the officers and directors of SuperTel are the same as those of Unicom, other than Lawrence Odell, who was elected to the Board of Directors of SuperTel, and Patricia J. Jordan who was not reelected to Unicom's board of directors in the June 1996 stockholders meeting and who was not elected to the Board of Directors of SuperTel.

    Susan D. Easton filed suit against the Partnership on May 28, 1996, challenging the transfer of the general partnership interest, which suit was later withdrawn without prejudice. Mr. Easton filed an amended complaint (the original complaint had never been served) on June 18, 1996 seeking declaratory judgment that he is not responsible and should have no liability for the Bidding Error, which suit was dismissed by the court without leave to amend on December 24, 1996; on January 31, 1997, Mr. Easton filed a motion for reconsideration which was denied on March 7, 1997. On January 27, 1997, the Trustee of the SDE Trust filed a suit seeking damages for the elimination of its interest in the Partnership. In addition, the SDE Trust filed with the FCC the Petition for Reconsideration. See "Item 3." The General Partner has vigorously defended the interests of the Partnership in these cases and will continue to do so.

PETITIONS TO DENY

    On July 1, 1996, two parties filed petitions to deny the award of any Licenses to the Partnership. Susan D. Easton, the beneficiary of the SDE Trust, filed a petition maintaining that the Partnership should not receive any Licenses because the SDE Trust's interest in the Partnership was extinguished as described above. (Subsequently, the SDE Trust also filed the petition described below). In addition, an Investor, WillowRun, L.P., filed a petition stating that the Partnership should not receive any Licenses on grounds that the General Partner does not hold a 25% equity interest in the Partnership, and that the General Partner was not truthful with the FCC or in its disclosures to the Investors. In the alternative, WillowRun, L.P. requested that the FCC release records that it collected in connection with its investigation of the Bidding Error, fully inform the Investors of developments and extend the comment period for opposition to the award of any Licenses to the Partnership following release of such information. The Part-nership filed an opposition statement to these two petitions on July 16, 1996.

    In addition, on August 12, 1996, the SDE Trust filed a new petition to deny the award of any Licenses to the Partnership. This petition, like the one filed by Susan D. Easton, also maintained that the Licenses should not be granted because of the elimination of the interest of the SDE Trust and its beneficiary, Susan D. Easton, in the Partnership. On August 27, 1996, the Partnership filed its opposition statement to this petition. Following the filing of the Partnership's opposition statements, the parties who filed the petitions to deny had an opportunity to file replies, and did so.

    In its Order issued on January 22, 1997, the FCC rejected these petitions to deny and awarded the Partnership the Licenses. On February 21, 1997, the SDE Trust filed the Petition for Reconsideration requesting the FCC to reconsider the Notice and the Order. See "-- Bidding Error." The Petition for Reconsideration argues that the grounds upon which the FCC based the Notice and the Order should be corrected and clarified because, as written, the Notice and the Order could be misinterpreted to impute wrongdoing to the SDE Trust thereby jeopardizing a lawsuit filed by the SDE Trust against the Partnership, Unicom, the General Partner and certain of these entities' officers, directors, trustees and attorneys in California state court. See "Item 8." The Partnership filed a response to the Petition for Reconsideration on March 6, 1997 and is vigorously defending its interests in this matter. Although no assurances can be made, the General Partner expects that the Partnership will ultimately retain its Licenses. There is no statute or regulation prescribing the time period during which the FCC must act on the Petition for Reconsideration. Once the FCC acts on this petition, interested parties may appeal the FCC's decision to the United States Court of Appeals for the District of Columbia Circuit within 30 days of the FCC's decision.

OMAHA WITHDRAWAL

    The Partnership  was subject  to a withdrawal  penalty for its  strategic
withdrawal of  a  bid for  the  PCS license  covering  Omaha, Nebraska.    On
December 19, 1996, the FCC issued the Partnership a penalty of $1,257,711 for the withdrawal. This withdrawal was the result of the Partnership's targeting and bidding, at one point during the Block C auction, for
certain midwestern markets.   During the  course of the auction, however,
the Partnership was outbid  in all of its bids  in the midwest except for
Omaha, Nebraska.   Accordingly, the Partnership  withdrew its bid for  the
Omaha market and became subject to the withdrawal penalty. The bidding team decided it was more desirable to risk paying a bid withdrawal penalty rather than have to spend the $30 million to develop what would have been a stand alone market. The presence of a stand alone market without any relationship to the two clusters the Partnership acquired
would have  made  financing  it  difficult  and  would  have   taken  too
much  of management's focus.   The withdrawal penalty  adds 12.6 cents per
POP  to the cost of the Partnership's  8.8 million POP portfolio.

THE PARTNERSHIP'S PLAN OF OPERATION

    The Partnership's operations to date have focused on raising capital, preparing for and bidding in the Auctions, working to retain the Licenses it has been awarded, raising financing and conducting preliminary discussions with telecommunications equipment vendors and strategic service providers. The Partnership has no revenues (other than interest income) and is likely to incur operating losses after commencing commercial operations, until such time, when its subscriber base generates revenue in excess of the Partnership's expenses. Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by other means than its revenues. Consequently, should the Partnership ultimately retain the Licenses, the Partnership will need additional debt or equity financing to hire and retain qualified key employees, pay interest on the License debt, develop and construct the infrastructure necessary to operate complex wireless telephone systems, introduce and market a new range of service offerings on a commercial basis and otherwise operate its licensed PCS systems. The Partnership owes the federal government approximately $309,863,813 in connection with the acquisition of the Licenses, which is payable over 10 years. Interest only payments (at a rate of 6.5% a year) are required for the first six years, and interest (at a rate of 6.5% a year) and principal payments are required during the seventh through the tenth year, when the loan must be paid off completely. The Partnership anticipates that interest payments on this amount will be approximately $20.2 million a year for the first six years. In addition, the Partnership believes that the total equipment costs, including design and engineering, will approximate some $20 per POP acquired. The Partnership may also need as much as $13 per POP to cover negative cash flow from initial operations and other start-up costs before it becomes profitable. Accordingly, as the Partnership was awarded Licenses in 15 markets with approximately 8.8 million POPs (based on 1990 population statistics used by the FCC), and, therefore, based on the cost estimations, the Partnership will need approximately $290 million in additional financing over the next three years.

    The Partnership plans to be a leading provider of PCS systems in its licensed markets. It plans to construct its markets as quickly as possible to both fulfill the FCC build-out requirements as well as to have enough capacity to handle the anticipated growth of its customer base. It plans to employ focused marketing strategies targeted at specific audiences to build market share. The Partnership believes it has acquired markets with strong potential for high growth consisting of persons with high levels of income and education who are eager to adopt new technologies. It plans to gain a competitive advantage by providing quality service at a competitive price.

    The Partnership is currently in various stages of discussions with a variety of equipment vendors to determine the best selection of equipment with the most attractive financing terms. The Partnership is seeking vendors that meet the Partnership's goals of prompt construction, system reliability, pricing and vendor financing. Presently, the Partnership has entered into an agreement with respect to the Puerto Rico market with Ericsson, a PCS equipment manufacturer. The agreement is binding only if the Partnership obtains the Puerto Rico license and if the Partnership obtains financing that is mutually acceptable to finance the acquisition and installation of the PCS equipment.

    The Partnership plans to begin prompt construction of its PCS systems. The Partnership is conducting a series of meetings with major Wall Street investment firms to discuss its long term capital requirements. Although no assurances can be made that the Partnership will be successful, it is anticipated that the Partnership will complete a round of third-party financing in the future. This financing will be used as working capital. The Partnership also expects to try to raise up to approximately $2 million from its Investors to increase its equity base thereby becoming more attractive to new investors.

    If the Partnership is unable to develop the Licenses, it can transfer them to a third person only with FCC approval. In addition, within the first five years, it can only transfer the Licenses to another Entrepreneur. Further, such a transfer could subject the Partnership to reduced favorable government financing and to loss of bidding credits unless, within the first five years of receipt of the Licenses, the Partnership transfers them to qualified Entrepreneurs, or unless the Licenses are transferred after five years. Accordingly, the Partnership does not expect to transfer any of its licenses until such time as it is not subject to such a loss.

    The General Partner has no plans or arrangements to purchase the Partnership's assets.


ITEM 2.  PROPERTIES
------   ----------

    The Partnership did not own any property as of the end of fiscal year ended December 31, 1996. The Partnership sublets its principal offices in California from its General Counsel at no charge.

    The Partnership is embarking on an aggressive build-out phase which includes leasing sites where its telephone switching equipment, relay stations and other equipment will be located. In addition, the Partnership anticipates leasing offices in cities where it has Licenses at such time as when necessary to develop the Licenses. The Partnership also intends to establish a strategically located principal office from where it can best manage the Licenses.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

    The Partnership is a party to three legal proceedings, two demands for arbitration and a FCC license proceeding in which three petitions to deny the award of any of the Licenses to the Partnership were filed, all of which have arisen in connection with the Bidding Error. In addition, the Partnership was a party to two additional lawsuits, one of which was voluntarily withdrawn and the other was dismissed with prejudice.

    On June 6, 1996, the Partnership filed suit in San Juan, Superior Court for the Commonwealth of Puerto Rico and attached the Romulus account which holds approximately $6.5 million which would be payable to Romulus under its agreement with the Partnership. See "Item 1 -- Bidding Error." The Partnership took steps to attach the funds to ensure that Romulus funds were available to repay the Partnership the amount of the Norfolk, Virginia withdrawal penalty, forfeiture and related expenses totaling approximately $5.5 million that the Partnership paid in connection with the Bidding Error.

    On July 26, 1996, Romulus and Mr. Easton each filed a demand for arbitration with the American Arbitration Association at its Miami, Florida office seeking to arbitrate all matters relating to the Bidding Error, including the attachment of the Romulus account. The General Partner is presently determining its response to these demands for arbitration.

    In addition, certain officers, directors, employees and consultants of the General Partner, as well as persons unrelated to the General Partner and the Partnership, have been sued by certain limited partners in the Circuit Court for the State of Oregon, Multnomah County. This lawsuit was commenced on November 27, 1996, and alleges certain securities law violations, common law fraud and activities violating Oregon's racketeering laws in connection with the Partnership's initial sale of Units. Although the Partnership is not a named party, the Partnership has agreed to indemnify all persons related to it in this suit. The Partnership believes the suit is totally without merit and is vigorously defending this lawsuit.

    On January 27, 1997, in the Superior Court of the State of California for the County of San Mateo, the trustee of the SDE Trust filed a complaint for damages of $300 million and equitable relief against Unicom, the General Partner, the Partnership and certain officers and directors, trustees of trusts holding Unicom shares and attorneys for breach of fiduciary duty arising out of an alleged conspiracy among the defendants to attempt to unlawfully purchase the Unicom shares held by the SDE Trust for the personal gain of Unicom shareholders. The Partnership denies engaging in any unlawful activity in purchasing the Unicom shares held by the SDE Trust and is currently evaluating its response to this complaint.

    In addition, the Partnership was subject to three petitions to deny the award of any of the Licenses to the Partnership. Although the FCC denied these petitions on January 22, 1997, on February 21, 1997 the SDE Trust filed a petition asking that the FCC reconsider its statements regarding the transfer of the Partnership's general partnership interest. See "Item 1
-- Petitions to Deny."

    The General Partner believes that an adverse result in any of these lawsuits or the failure to retain some or all of the Licenses will have a materially adverse effect on the financial condition and operations of the Partnership. Although no assurances can be made, the General Partner expects that the Partnership will ultimately prevail in all of these matters.

    In addition, Anthony T. Easton filed a suit in the Superior Court for the State of California, County of San Mateo, on June 18, 1996, seeking declaratory judgment that he is not responsible or liable for the Bidding Error. As noted above, the General Partner maintains that Romulus must reimburse the Partnership for the penalty, forfeiture and related costs incurred by the Partnership in connection with the Bidding Error. This case was dismissed without leave to amend on December 24, 1996 and Mr. Easton has filed a motion for reconsideration on January 31, 1997. On March 7, 1997, the motion for reconsideration was denied.

    Susan D.  Easton,  beneficiary of  the  SDE  Trust and  wife  of  Anthony
T. Easton, filed suit in Superior Court for the State of California, County of San Mateo, on May 28, 1996, seeking declaratory judgment with respect to the transfer of the general partnership interest to the General Partner. Ms. Easton withdrew this suit without prejudice on December 12, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
-------  ----------------------------------------------------

    None.


ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
-------  --------------------------------------------------------
         EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------

    Between September 30, 1996 and January 27, 1997, the Partnership conducted a capital call, in which it sold to its existing Investors one-fifth Units at a price of $5,000 per one-fifth Unit. The Partnership sold
798.5 one-fifth Units to its existing Investors for an aggregate price of $3,992,500. Five one-fifth Units are the equivalent of one Unit.

    These offerings were made in reliance upon, among others, the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D of the Rules and Regulations of the Securities and Exchange Commission for an offer and sale of securities which do not involve a public offering. The sales qualified for an exempt offering under Rule 506 of Regulation D because all of the Investors, other than one, are Accredited Investors as defined by Regulation D.

    There is no trading market for the Units, and it is unlikely that a trading market will exist at any time in the future. Any transfer of the Units is severely restricted by certain conditions outlined in the Partnership Agreement, and requires the consent of the General Partner which can be withheld in the General Partner's sole reasonable discretion.

    As  of  March 25,  1997,  only  the   General  Partner  holds  a  general
partnership interest and 1,641 Investors hold an aggregate of 2,761.2 Units of limited partnership interest.

    There have been no cash distributions to the Investors to date. The following summary of certain allocation provisions of the Partnership Agreement is entirely qualified by reference to the Partnership Agreement, which is filed as an Exhibit to this Form 10-K. As a general rule, the General Partner shall cause the Partnership to make distributions, if any, of cash flow received from operations of the Partnership which the General Partner, in its sole discretion, determines to distribute to Investors ("Cash Flow"). All distributions will be made 75% to the Investors and 25% to the General Partner. Distributions to the Investors shall be made in proportion to the number of Units held by each Investor on the last day of the calendar quarter to which such distribution relates.

    The availability of Cash Flow for distribution to the Investors is dependent upon the Partnership earning more than its expenses. No assurance can be given that income in any year will be sufficient to generate Cash Flow for distribution to the Investors or that there will not be cash deficits. Further, because operating expenses are subject to increases, and increases in revenue from Partnership operations may be subject to market limitations, income from the Partnership in any year may not be sufficient to generate Cash Flow.

    Net losses from operations of the Partnership will be allocated as follows: first, to the Investors to offset any profits previously allocated to the Investors, and second, 75% to the Investors in accordance with the number of Units held by each Investor and 25% to the General Partner. The gain from a financing, refinancing, sale or other disposition of the Partnership's assets (or from similar capital transactions) (collectively, "Capital Transactions") will be allocated 75% to the Investors and 25% to the General Partner. The loss from a Capital Transaction will be allocated in the same way that net losses from the Partnership's operations are allocated. Further adjustments to capital accounts may be required and are authorized by the Partnership Agreement to comply with the provisions of any future Internal Revenue Service regulations.

    The Partnership may realize net proceeds (that is, proceeds available after the payment of certain fees and expenses including payments to the General Partner or its affiliates) from a Capital Transaction. No assurance can be given, however, as to the availability of a Capital Transaction or the amount of net cash proceeds therefrom. Any amounts received by the Partnership which constitute amounts derived from a Capital Transaction, will be treated as being received from operations of the Partnership and will be distributed to Investors only if the General Partner determines to do so.

    The General  Partner  is  entitled  to reimbursement  of  all  reasonable
operating expenses,  plus 10%  of such amount.   See  "Item 13 --  Management
Fee."

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

SELECTED FINANCIAL DATA  FOR THE YEARS ENDED  DECEMBER 31, 1995 AND  DECEMBER
-----------------------------------------------------------------------------
31, 1996
--------

    The following table summarizes selected financial data of the Partnership from the period from inception (January 24, 1995) to December 31, 1995, and from January 1, 1996 to December 31, 1996. The table should be read in conjunction with the more detailed financial statements contained in
Item 14 below.

STATEMENT OF OPERATIONS DATA

                                                              January 24, 1995
                                                            (Date of Inception to
                                                              December 31, 1995     December 31, 1996
                                                                  (audited)             (audited)
                                                            ----------------------  -----------------
Total Revenues:
    Interest Earnings   . . . . . . . . . . . . . . . . .           $ 1,469,099           $  66,767

Total Expenses:
    Consulting and legal services rendered by related
    parties(1)  . . . . . . . . . . . . . . . . . . . . .             6,756,250             744,862

    Management Fee to General Partner   . . . . . . . . .               513,288             424,334

    Other Legal Fees  . . . . . . . . . . . . . . . . . .               368,704           1,283,356

    Miscellaneous Consulting Services   . . . . . . . . .               325,604             557,353

    Travel  . . . . . . . . . . . . . . . . . . . . . . .               118,850             282,890

    Insurance   . . . . . . . . . . . . . . . . . . . . .                32,000             133,784

    Other Administrative Expenses                                        68,769             183,890

    Omaha Withdrawal Fee  . . . . . . . . . . . . . . . .                                 1,257,771

    Norfolk Bid Withdrawal  . . . . . . . . . . . . . . .                                 3,273,374

    Forfeiture Imposed by FCC for misrepresentations  . .                                 1,000,000
                                                            ----------------------  -----------------
 Subtotal:  . . . . . . . . . . . . . . . . . . . . . . .           $ 8,183,465          $9,141,614

Net Income (Loss) . . . . . . . . . . . . . . . . . . . .           $(6,714,366)        ($9,074,847)

Net Income (Loss) Attributable to General Partner . . . .           $(1,678,592)        ($2,268,712)

Net Income (Loss) Attributable to Unitholders
    ($1,933.49) in 1995 and ($2,609.71) in 1996 per Unit
    respectively)   . . . . . . . . . . . . . . . . . . .           ($5,035,774)        ($6,806,135)


BALANCE SHEET DATA

                                                              December 31, 1995     December 31, 1996
                                                                  (audited)             (audited)
                                                            ----------------------  -----------------
Operating Capital . . . . . . . . . . . . . . . . . . . .          $  2,727,541         $ 2,492,851

Prepaid Expenses  . . . . . . . . . . . . . . . . . . . .                96,000             100,538

Deposits  . . . . . . . . . . . . . . . . . . . . . . . .            50,000,000          45,468,855

Restricted Cash(2)  . . . . . . . . . . . . . . . . . . .             6,511,250           6,511,250

Equipment Net . . . . . . . . . . . . . . . . . . . . . .                     0              14,535

Liabilities . . . . . . . . . . . . . . . . . . . . . . .               836,657           2,287,242

Unitholders' Equity (2,604.5 Units in 1995 and 2,719.6
Units in 1996; and 1 general partnership interest)  . . .            58,498,134          52,300,787

Book Value Per Unit . . . . . . . . . . . . . . . . . . .                22,452              19,224

________________________________

(1) Includes  payments  of   $6,511,250  to  Romulus  for   its  services  in
    preparation of the Application and bidding at Auctions, see "Item 13 -- Payments to Romulus," and other consulting fees.

(2) The Partnership has filed suit attaching this amount. This amount will be released only if the Partnership is successful in retaining any of the Licenses and after resolution of the penalties the FCC has assessed in connection with the Bidding Error. If the Partnership fails to retain any of the Licenses, these funds will be released into the Partnership's account and the Investors will be reimbursed up to 90% of their original investment, less expenses.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

INTRODUCTION

    The Partnership was formed in January 1995, and is managed by the General Partner. The Partnership was organized to acquire, own and operate PCS licenses in frequency Blocks C and F, and to take advantage of the benefits that the FCC has set aside for Entrepreneurs. The Partnership's income to date has consisted only of interest earnings as the Partnership was awarded the Licenses on January 27, 1997 and has not yet established operations

RESULTS OF OPERATIONS - 1996 COMPARED TO 1995

Expenses

    Expenses for the year ended December 31, 1996 totaled $9,141,614. This amount included an accrual for $424,334 of expenses to be reimbursed to the General Partner, including its management fee. Pursuant to the Partnership Agreement, originally the management fee was 1% of the Partnership's gross assets plus reasonable costs and expenses in managing the Partnership. The
General  Partner  then  amended  the  Partnership  Agreement  to  reduce  the management fee to all reasonable costs and expenses in managing the Partnership, plus 10% of such amount. Subsequent to the issuance of the Partnership's 1995 financial statements, the General Partner determined that the management fee was not contingent upon the Partnership making a down payment to the FCC to purchase a License, but should have been accrued in the 1995 financial statements. This management fee, approximately $513,000, was accrued in 1995, and the Partnership's 1995 financial statements were restated to reflect this accrual. As a result, in 1995 the Partnership's loss increased by $513,000.

    General and administrative expenses for the period ended December 31, 1995 were $8,183,465, which included amounts paid to Romulus under Services Agreement and the expenses and the management fee of the General Partner. Expenses for the year ended on December 31, 1996 are higher than the expenses for the same period of 1995 because the 1996 expenses includes the Omaha withdrawal fee of $1,257,771, the Norfolk bid withdrawal fee of $3,273,374, the $1,000,000 forfeiture imposed by the FCC, and related legal fees and certain consulting expenses amounting to $1,373,547 which were incurred in connection with the result of the Bidding Error. The Partnership is seeking to recover the costs, penalties and fines associated with the Bidding Error from Romulus and Mr. Easton, and has attached $6,511,250 of restricted
cash held in the account controlled by  Romulus.   Although  no  assurances
can be made, the General Partner believes it will prevail in collecting these amounts.

Liquidity and Capital Resources

    As of December 31, 1996, the Partnership had assets totaling $54,588,029, consisting of $2,492,851 in cash and cash equivalents, $45,468,855 ($50 million less bid withdrawal penalty) on deposit with the FCC, $6,511,250 in restricted cash, $100,538 in prepaid expenses, $14,535 in equipment and current liabilities of $2,287,242. As of December 31, 1995, the Partnership had assets totaling $59,334,791, consisting of $2,727,541 in cash and cash equivalents, $50 million on deposit with the FCC, other assets of $96,000, $6,511,250 in restricted cash and current liabilities of $836,657. The Partnership assets decreased during 1996 because of expenses associated with securing the Licenses and a forfeiture and bid withdrawal penalty associated with the Bidding Error. During 1995, the Partnership assets increased as the result of the Private Placement begun in 1995, which ended during the fourth quarter of 1995.

    As of December 31, 1996 the Partnership raised $2,952,500 of additional capital from a capital call that began on September 30, 1996 and ended on
January 22, 1997.  The total amount  raised  in  this  capital call  was
$3,992,500.    Three  Units were repurchased during  the  second quarter
1996  from Mr. Breen  following  the Bidding Error.

    The Partnership expects to try to raise up to an additional $2 million from its Investors in another capital call. In addition, the Partnership is continuing to seek additional capital for purposes of developing the Licenses. The Partnership's efforts to raise additional capital to develop Licenses is dependent upon whether the Partnership retains any of the Licenses. Failure to retain its Licenses or the failure to prevail in the litigation to which the Partnership is subject will have a material adverse impact on the Partnership's business and operations. Although no assurance can be made, the Partnership expects to raise the additional amounts it needs to develop the Licenses it retains. The Partnership currently estimates it will need to raise approximately $290 million over the next three years to develop all of the Licenses. In addition, the Partnership owes the federal government approximately $309,863,813 in connection with the acquisition of the Licenses. Although no assurances can be made, the Partnership expects to prevail in the litigation in which it is a party. See "Item 3."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

Report of Independent Accountants
Statements of Assets, Liabilities and Partners' Capital for fiscal years ended December 31, 1995 and December 31, 1996
Statement of Revenues and Expenses for fiscal years ended
  December 31, 1995 and December 31, 1996
Statement of Cash Flow for fiscal years ended December 31, 1995 and December 31, 1996
Statement of Changes in Partners' Capital Accounts for fiscal years ended December 31, 1996
Notes to Financial Statements


                           PCS 2000, L.P.
                           --------------

                 (a development stage enterprise)

                  REPORT AND FINANCIAL STATEMENTS
                  -------------------------------

                     DECEMBER 31, 1996 AND 1995
                     --------------------------

	          REPORT OF INDEPENDENT ACCOUNTANTS
                  ---------------------------------


To the Partners of PCS 2000, L.P.

In our opinion, the accompanying statement of assets, liabilities and partners' capital, and the related statements of revenues and expenses, of cash flows and of changes in partners'capital accounts, after the restatement described in Note 7, present fairly, in all material respects, the financial position of PCS 2000, L.P. (the Partnership), a development stage enterprise, at December 31, 1996 and 1995 and the results of its operations and its cash flows for the year ended December 31, 1996 and for the periods from inception (January 24, 1995) through December 31, 1995 and December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE
San Juan, Puerto Rico
February 7, 1997


                              PCS 2000, L.P.
                              --------------

                      (a development stage enterprise)
                      --------------------------------

                    STATEMENT OF ASSETS, LIABILITIES AND
                    ------------------------------------

                            PARTNERS' CAPITAL
                            -----------------

                                                         December 31,
                                                         ------------
                                                      1996           1995
                                                      ----           ----
                                   ASSETS
                                   ------
Current assets:
  Cash and cash equivalents                        $ 2,492,851    $ 2,727,541
  Prepaid expenses                                     100,538         96,000
  Other current assets - deposits                   45,468,855
                                                   -----------    -----------

       Total current assets                         48,062,244      2,823,541

Restricted cash - escrow account                     6,511,250      6,511,250
Deposits                                                           50,000,000
Other assets                                            14,535
                                                   -----------    -----------

                                                   $54,588,029    $59,334,791
                                                   ===========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

Current liabilities:
  Bank overdraft                                                  $    46,173
  Payable to FCC                                    $1,000,000
  Accounts payable and accrued liabilities             204,927        130,634
  Accounts payable for legal fees                      440,847
  Accounts payable to related parties                  641,468        659,850
                                                   -----------    -----------
          Total current liabilities                  2,287,242        836,657

Contingency (Note 10)

Partners' capital:
  Limited partners' capital (2,719.6 units issued
  and outstanding in 1996 and 2,604.5 in 1995)	    67,990,000     65,112,500
  General partner's capital                            100,000        100,000
  Undistributed losses accumulated during
   development stage                               (15,789,213)    (6,714,366)
                                                   -----------    -----------

        Total partners' capital                     52,300,787     58,498,134
                                                   -----------    -----------

        Total liabilities and partners' capital    $54,588,029	  $59,334,791
                                                   ===========    ===========

	The accompanying notes are an integral part of this statement.


                                 PCS 2000, L.P.
                                 --------------

                       (a development stage enterprise)

                      STATEMENT OF REVENUES AND EXPENSES
                      ----------------------------------


                                          January 24, 1995  January 24, 1995
                          Year ended       (inception) to    (inception) to
                      December 31, 1996  December 31, 1995  December 31, 1996
                      -----------------  -----------------  -----------------

Revenues:
  Interest income        $    66,767         $1,469,099         $1,535,866
                      -----------------  -----------------  -----------------

Expenses:
  Consulting and
  legal services
  rendered by
  related parties            744,862          6,756,250          7,501,112
  Management fee
  to General Partner         424,334            513,288            937,622
  Other legal fees         1,283,356            368,704          1,652,060
  Miscellaneous
  consulting services        557,353            325,604            882,957
  Travel                     282,890            118,850            401,740
  Insurance                  133,784             32,000            165,784
  Other administrative
  expenses                   183,890             68,769            252,659
  Bid withdrawal penalty
  (Omaha, Nebraska)        1,257,771                             1,257,771
  Bid withdrawal penalty
  (Norfolk, Virginia)      3,273,374                             3,273,374
  Forfeiture imposed
  by FCC                   1,000,000                             1,000,000
                      -----------------  -----------------  -----------------

                           9,141,614          8,183,465         17,325,079
                      -----------------  -----------------  -----------------

Net loss                  $9,074,847         $6,714,366        $15,789,213
                      =================  =================  =================

Net loss attributable
 to general partner      $ 2,268,712        $ 1,678,592
                      =================  =================

Net loss attributable
 to limited partners
 ($2,609.71 and
 $1,933.49 per limited
 partnership unit in
 1996 and 1995,
 respectively)           $ 6,806,135        $ 5,035,774
                      =================  =================


	The accompanying notes are an integral part of this statement.


                                PCS 2000, L.P.
                                --------------

                      (a development stage enterprise)

                           STATEMENT OF CASH FLOWS
                           -----------------------

                                                                  January 24, 1995      January 24, 1995
                                                Year ended           (inception) to      (inception) to
                                             December 31, 1996    December 31, 1995     December 31, 1996
                                             -----------------    -----------------     -----------------
Cash flows from operating activities -
 Net loss                                       ($9,074,847)        ($ 6,714,366)          ($15,789,213)

Adjustments to reconcile net loss for the
 period to net cash used by operating
 activities:
  Increase in prepaid expenses                       (4,538)             (96,000)              (100,538)
  (Decrease) increase in bank overdraft             (46,173)              46,173
  Increase in payable to FCC                      1,000,000                                   1,000,000
  Increase in accounts payable and accrued
   liabilities                                       74,293              130,634                204,927
  Increase in accounts payable for legal fees       440,847                                     440,847
  (Decrease) increase in accounts payable to
   related parties                                  (18,382)             659,850                641,468
                                             -----------------    -----------------     -----------------
      Total adjustments                           1,446,047              740,657              2,186,704
                                             -----------------    -----------------     -----------------
      Net cash used by operating activities      (7,628,800)          (5,973,709)           (13,602,509)
                                             -----------------    -----------------     -----------------

Cash provided (used) by flows investing
 activities:
  FCC auction deposit                                                (50,000,000)           (50,000,000)
  Bid withdrawal payment                          4,531,145                                   4,531,145
  Other assets                                      (14,535)                                    (14,535)
                                             -----------------    -----------------     -----------------
       Net cash provided (used) by
        investing activities                      4,516,610          (50,000,000)           (45,483,390)
                                             -----------------    -----------------     -----------------
Cash flows from financing activities:
  Capital investment by partners                  2,952,500           65,212,500             68,165,000
  Capital repurchased from partner                  (75,000)                                    (75,000)
  Restricted cash                                                     (6,511,250)            (6,511,250)
                                             -----------------    -----------------     -----------------
       Net cash provided from financing
        activities                                2,877,500           58,701,250             61,578,750
                                             -----------------    -----------------     -----------------
Net (decrease) increase in cash                    (234,690)           2,727,541              2,492,851
Cash and cash equivalent at beginning
 of period                                        2,727,541
                                             -----------------    -----------------     -----------------
Cash and cash equivalents at end
 of period                                       $2,492,851          $ 2,727,541            $ 2,492,851
                                             =================    =================     =================


      The accompanying notes are an integral part of this statement.


                                  PCS 2000, L.P.
                                  --------------

                         (a development stage enterprise)

                STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                --------------------------------------------------

                                          Limited Partners               General
                                    Units                 Amount         Partner          Total
                                -------------          -------------   ------------   ------------

Capital invested                   2,604.5               $65,112,500     $  100,000    $65,212,500
Share of undistributed losses                             (5,035,774)    (1,678,592)    (6,714,366)
                                -------------          -------------   ------------   ------------

Balance (deficit) at
 December 31, 1995                 2,604.5                60,076,726     (1,578,592)    58,498,134

Repurchase of limited partners
 units                                (3.0)                  (75,000)                      (75,000)
Capital invested in 1996             118.1                 2,952,500                     2,952,500
Share of undistributed losses                             (6,806,135)    (2,268,712)    (9,074,847)
                                -------------          -------------   ------------   ------------

Balance (deficit) at
 December 31, 1996                 2,719.6               $56,148,091    ($3,847,304)   $52,300,787
                                =============          =============   ============   ============

	The accompanying notes are an integral part of this statement.



                                PCS 2000, L.P.
                                --------------

                      (a development stage enterprise)

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------


NOTE 1 - REPORTING ENTITY AND SUMMARY OF
----------------------------------------
         SIGNIFICANT ACCOUNTING POLICIES:
         -------------------------------

PCS 2000, L.P. (the Partnership), a development stage enterprise, is a limited partnership organized on January 24, 1995 under the laws of the State of Delaware. The Partnership was formed to file applications with the Federal Communications Commission ("FCC") under personal communications service ("PCS") frequency Block C, originally restricted to minorities, small businesses and designated entities, to become a provider of broadband PCS, a new telecommunications technology. The Partnership will terminate on December 31, 2005, or earlier upon the occurrence of certain specified events as detailed in the Partnership Agreement. The Partnership has not yet generated revenues from commercial operations.

In 1996, the Partnership's former general partner, Unicom Corporation, sold its interest in the Partnership to SuperTel Communications Corp.
(SuperTel), a Puerto Rico corporation (the "General Partner"). The General Partner's total share of the income and losses of the Partnership is 25% as per the Partnership's Agreement. Approximately 1,600 limited partners also invested in the Partnership through a private placement.

Use of estimates in preparation of financial statements
-------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of accounting and fiscal year
-----------------------------------

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. The fiscal year of the Partnership ends on December 31.

Cash equivalents
----------------

The Partnership considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

PCS Licenses
------------

Upon the acquisition of the licenses, the Partnership will record them at cost, to be amortized over the estimated life of the licenses (forty years) once the PCS network is ready for its intended use. The Partnership will capitalize the interest related to debt pertaining to the PCS licenses during the construction period.

NOTE 2  - FINANCING REQUIREMENTS:
--------------------------------

The Partnership has no revenues (other than interest income) and is likely to incur operating losses after commencing commercial operations until such time as its subscriber base generates revenue in excess of the Partnership's expenses. Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by other means than its revenues. Consequently, following the grant of the licenses, the Partnership will need additional debt or equity financing to develop and construct the infrastructure necessary to operate wireless telephone systems, introduce and market a new range of service offerings on a commercial basis and otherwise operate its licensed PCS systems.

The Partnership is currently in various stages of discussions with a variety of equipment vendors to determine the selection of equipment with the best financing terms.

The Partnership plans to begin construction of its system as soon as it receives the licenses from the FCC and is currently evaluating several options to satisfy its financing needs.

NOTE 3 - BID WITHDRAWAL PAYMENT AND PENALTY:
-------------------------------------------

In 1996, the Partnership, through its bidding agent, inadvertently submitted to the FCC an erroneous bid for one of the PCS licenses being auctioned (Norfolk, Virginia). Although the Partnership withdrew the bid immediately, the FCC could have imposed a substantial penalty for withdrawal of the then highest submitted bid, which penalty is based on the difference between the bid withdrawn and the eventual highest bid. The General Partner met with FCC officials and filed a petition for a waiver of the penalty or, in the alternative, a substantial reduction in the penalty amount, as the FCC's rules were intended to deter frivolous and manipulative bids, and not errors.

On December 20, 1996, the FCC issued an order (the "Order") resolving the Partnership's request for waiver of the related bid withdrawal payment for the license applicable to Round 11 of the Broad Band PCS C Block auction (Norfolk, Virginia) for which the FCC ordered the Partnership to pay a penalty of approximately $3,273,000. This Order also assessed a bid withdrawal payment of approximately $1,258,000 for license B332 (Omaha, Nebraska) for the Broad Band PCS C block auction. In accordance with the Order, these amounts were deducted from the Partnership's deposit with the FCC. In addition to the December 20, 1996 Order, the FCC issued a Notice of Apparent Liability and Forfeiture dated January 22, 1997, finding the Partnership liable for $1,000,000 for misrepresentations made to the Commission by its bidding agent. This amount has been recorded as of December 31, 1996 and is reflected as a liability in the accompanying balance sheet.

The Partnership and its General Partner have filed several actions in court to recover the FCC assessments made in connection with the bidding error as well as other related expenses incurred (See Note 10). One of the actions filed resulted in the attachment of a $6.5 million escrow account deposited in the name of the bidding agent, Romulus Telecommunications, Inc. ("Romulus"), with a local bank, which would have been payable upon obtaining the PCS licenses.

It is management's intention to pursue vigorously the recovery of the FCC assessments from Romulus. Management believes it will prevail in collecting from the restricted cash all the assessments made by the FCC in connection with the bidding error and other related expenses.

NOTE 4 - RESTRICTED CASH:
------------------------

As of December 31, 1996, restricted cash amounting to $6,511,250 is held in trust by Romulus and is restricted for payment of all services related to the auction process. The amount is payable only if the Partnership obtains at least one PCS license. However, the Partnership has obtained a Court Order attaching this amount as a result of a lawsuit more fully explained in Note 10.

NOTE 5 - AUCTION DEPOSITS:
-------------------------

This account represents the deposits placed with the FCC to participate in the auctions for the licenses mentioned above. This deposit will be partly used for the downpayment of the licenses to be acquired.

NOTE 6 - PARTNERS' CAPITAL:
--------------------------

At December 31, 1995, the limited partners' capital was composed of 2,6041/2 units distributed among approximately 1,600 limited partners. In 1996, the Partnership repurchased 3 units from a limited partner and sold to its limited partners 590.5 one-fifth units. As a result the limited partners'capital at December 31, 1996 consists of 2,601.5 units and 590.5 one-fifth units.

The Partnership Agreement provides that the Partnership may sell additional limited partnership interests after the initial offering to raise additional equity.

Cash flow received from normal operations of the Partnership which the general partner, in its sole discretion, determines to distribute to the investors of the Partnership, will be distributed 75% to the limited partners and 25% to the general partner. The operating losses of the Partnership for federal income tax purposes will be allocated first to the partners as necessary to offset any profits previously allocated to them until each partner has cumulative losses equal to cumulative profits previously allocated to each partner, and second, 75% to the limited partners in accordance with the number of units held by each limited partner and 25% to the general partner; provided, however, that any losses that would have the effect of causing or increasing a partner's capital account deficit will be allocated first, pro rata to the other partners in accordance with their respective share of partnership distributions, and second, when such allocations can be made without increasing a partner's capital account deficit, to the general partner.

NOTE 7 - RELATED PARTY TRANSACTIONS:
-----------------------------------

In 1996, the Partnership incurred legal and consulting expenses paid to limited partners and members of the Board of Directors amounting to approximately $745,000 (1995 - $245,000).

Additionally, the application, preparation and auction bidding services were performed by a related party for which a fee of $6,511,250 was paid during 1995. An additional $6,511,250 remains as a contingent fee payable upon acquisition of at least one PCS license.

The Partnership Agreement, as amended, provides for payment of a management fee to its General Partner, equal to the reasonable costs of operating the business of the Partnership, plus 10% of such aggregate amount, which fee shall be payable monthly, on the first day of each month during the year. Expenses reimbursed include, but are not limited to, compensation costs and expenses related to the officers, directors, and employees in the performance of their duties. In connection with this agreement, the General Partner billed $424,000 in 1996 for these services.

Subsequent to the issuance of the Partnership's 1995 financial statements, management became aware that the management fee was not contingent upon obtaining a PCS license as originally interpreted. As a result, the Partnership has recognized a management fee of approximately $513,000 in 1995 in the accompanying financial statements which increased the previously reported net loss by the same amount. Of this amount $128,250 and $384,750 were attributed to the General Partner and the limited partners, respectively.

NOTE 8 - LICENSES:
-----------------

On January 22, 1997, the Partnership was granted the Broad Band PCS C block licenses. This resulted in recognizing the cost of the licenses of $344,293,125 and the related liability of $309,863,813. The down payment, or 10% of the bid amount, was deducted by the FCC from the deposit held.

The unaudited pro forma condensed balance sheet of the Partnership as of December 31, 1996 after giving effect to certain pro forma adjustments resulting from obtaining the licenses is as follows:

     Assets:
     ------
        Cash                                      $ 13,532,394
        Prepaid expenses                               100,538
        Restricted cash                              6,511,250
        Property and equipment                          14,536
        PCS licenses                               344,293,125
                                                  ------------

                                                  $364,451,843
                                                  ============

     Liabilities and partners'capital:
     --------------------------------
        Accounts payable and accrued liabilities  $  2,287,241
        Loan payable                               309,863,813
        Capital                                     52,300,789
                                                  ------------
                                                  $364,451,843
                                                  ============

As a result of obtaining the licenses, the Partnership is liable for services provided by Romulus as discussed in Note 4. However, management is vigorously challenging in court the payment of such fees (See Notes 3 and 10).

NOTE 9 - INCOME TAX:
-------------------

The Partnership, as a limited partnership, is not subject to income tax and the tax effect of its activities accrues to the partners.

Taxable income to the General and Limited Partners differs from that reported in the statement of revenues and expenses mainly due to different treatment of operational expenses incurred in 1996 and 1995 for tax and book purposes.
Since the partnership has not been assigned any PCS licenses yet, all operating expenses were deferred for tax purposes creating a temporary difference for the partners.

These expenses will be amortized over a period not exceeding 10 years. The taxable income for the partners is determined as follows:

                                         1996                1995
                                     ------------        --------------

        Net loss per books           ($9,074,846)         ($6,714,366)
        Add - Operating expenses
        deferred until a PCS
        license is assigned
        to the Partnership             9,141,613            8,183,465
                                     ------------        --------------
        Taxable income                $   66,767           $1,469,099
                                     ============        ==============

There are no other significant differences between taxable income for the partners and the net loss reported in the statement of revenues and expenses.

NOTE 10 - CONTINGENCY:
---------------------

In 1996, the Partnership's bidding agent, Romulus, submitted an erroneous bid for one of the PCS licenses being auctioned (Norfolk, Virginia). The Partnership withdrew the bid immediately and the General Partner filed a petition for a waiver of the penalty or, in the alternative, a substantial reduction in the penalty amount.

On December 20, 1996, the FCC resolved the Partnership's request and assessed a bid withdrawal payment of $3,273,000 for the Norfolk, Virginia market. Also, on January 22, 1997 the FCC issued a Notice of Apparent Liability and Forfeiture and found the Partnership liable for $1,000,000 for misrepresentations made by its bidding agent.

As a result of the penalty and assessment imposed by the FCC, the Partnership and its General Partner filed, on June 6, 1996, an action for damages against Romulus (bidding agent) and one of its directors, wherein they seek reimbursement for the defendants' gross negligence and subsequent fraudulent acts in covering up an error in bidding in the January 23, 1996 FCC auction for certain telecommunication markets. In connection with this case, the Partnership has attached the $6.5 million deposited in the name of Romulus with a local bank and posted a $25,000 bond pursuant to such order. Romulus and its director have both filed separate requests for arbitration. The Partnership has filed for dismissal of these proceedings. Management is pursuing this matter vigorously and is confident that its position will prevail.

On June 28, 1996 Romulus's director filed a declaratory relief action against the Partnership's general partner in regard to the respective rights and duties revolving around the erroneous bid submitted on behalf of the Partnership to the FCC in connection with PCS licenses.

In November 1996, certain limited partners of the Partnership filed a suit in the Circuit Court of the State of Oregon against the Company and certain of its officers, directors, employees and consultants. The suit alleges that defendants employed misstatements and omissions of fact in connection with the sale of limited partnership units of the Partnership and seeks the return of the investment of $25,000 per unit for approximately 22 units, plus interest and attorney fees. The case is in the early stage, however, the Company is defending this matter vigorously.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

    None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
--------  --------------------------------

    The Partnership has  no employees, directors or executive officers.   The
Partnership is managed by the General Partner, whose directors and executives officers are listed below.

Fred H. Martinez, Director and Chairman of the Board, age 51, has been chairman of the board of trustees of the University of Puerto Rico from 1993 to the present. During 1977 to 1979, Mr. Martinez was director of the Puerto Rico Income Tax Bureau, member of the Governor's Economic Advisory Council, chairman, Committee on Section 936, Government of Puerto Rico, assistant secretary of the treasury, Internal Revenue, PR Treasury Department (1978-
1979), president, Tax Committee, PR Chamber of Commerce (1978-1979). In 1993 he was chairman of the board of the Solid Wastes Management Authority, Government of PR. Mr. Martinez has extensive experience in contract negotiations, corporate and tax law, and in directing major institutions. He holds a B.S. in Economics from Villanova University (1967), an LL.B. (law) from the University of Puerto Rico (1971), and an LL.M (taxation) from Georgetown University (1972).

Richard Reiss, Director, President, Chief Executive Officer and Treasurer, age 50, has been president of his own business consulting firm since 1979, specializing in financial and management matters. Mr. Reiss has long experience in developing, structuring and managing corporate equity and debt placements, and in the overseeing and management of substantial businesses. Formerly Mr. Reiss was chief financial officer and chief operating officer of Bacardi Corporation. He has been a member of the Board of Directors of Banco Santander, Puerto Rico for 16 years. Since February 1996, Mr. Reiss has been a member of the Board of Directors of Pepsi Cola Puerto Rico Bottling Co., Inc. Mr. Reiss is a member of the Board of Directors of NovaComm Corporation, a manufacturer of access control units for financial institutions, and was its President from 1995 to 1996. Mr. Reiss is a certified public accountant and graduated magna cum laude from the University of Puerto Rico with B.B.A. in business administration.

Javier O. Lamoso, Director and Executive Vice President, age 32, has had extensive experience in the telecommunications industry and has been responsible for developing, negotiating and overseeing numerous strategic operational, economic and political aspects of the cellular telephone industry, including cell-site acquisition, environmental impacts, leasing contractual arrangements and inter-company relations with other operating telecommunications organizations, including interexchange carriers and local telephone companies. Until recently, Mr. Lamoso acted as counsel to the Puerto Rico Cable Operators Association in various matters which include the negotiation of rates and levies and the drafting of new legislation. From 1986 to 1987 Mr. Lamoso held a non-legal position in the corporate finance department of Simpson, Thacher & Bartlett, and was involved with 1987 successful external debt restructuring of Chile. He holds a B.A. in Political Science/ Economics from Fordham University (1986), and a J.D. in law from the University of Puerto Rico (1990).

Gary H. Arizala, Director, age 58, is an entrepreneur and successful businessman. Mr. Arizala has extensive experience in the cellular telephone industry serving as chairman of United Cellular Associates from 1988 to the present and of Aikane Cellular from 1991 to the present. In these capacities he directed the executive committee activities to oversee the development of the ME-3 RSA cellular telephone system which was successfully acquired by Telephone & Data Systems in early 1994. In 1972 Mr. Arizala founded Alphabetland Preschool and Kindergarten, which he owns and operates. Alphabetland provides high-quality child care and preschool education ser-vices to 400 to 500 families annually through five child care centers located on Oahu, Hawaii, and employs approximately 90 people. From 1963 to 1971, Mr. Arizala was an assistant civil engineer with the State of California responsible for utilities relocation for the State Water Project. His duties included negotiating plans and agreements with Southern California Edison, Southern California Gas, the United State Forest Service among other major private and public organizations. He is on the Guardian Advisory Council of the National Federation of Independent Businesses, and an active member of
the Chamber  of Commerce and Small  Business Hawaii organizations.   Mr.
Arizala holds a B.S. in Civil Engineering from the University of Hawaii (1963).

Margaret W. Minnich, Director, age 42, has held management and supervisory positions in finance and accounting over a 10-year period in the non-profit, manufacturing and public accounting field. She has been a member of the board of several privately-held companies and a private foundation for over seven years. From 1992 to the present, she has served as director of finance/controller of The California Wellness Foundation, and is responsible for all financial reporting, accounting, budgeting and tax functions including investment performance and asset allocation review of a $450 million investment portfolio, and managing cash flow for an annual budget exceeding $40 million. From 1984 through 1990, Ms. Minnich held several key positions with MICOM Communications Corporation, including manager of financial planning where she directed all accounting and financial functions. From 1981 to 1984, Ms. Minnich was a senior accountant with Ernst & Young, Los Angeles, specializing in electronics, aerospace and heavy industry fields. Ms. Minnich is a member of the California Society of Certified Public Accountants, the Southern California Association for Philanthropy, and serves on the boards of the Wharton Foundation and The Wealden Company. She holds a B.A. in Philosophy from the University of Southern California (1978) and an MBA in accounting from USC (1981).

Lawrence Odell, Director and Secretary, age 47, is the co-managing partner of Puerto Rico's third largest law firm with substantial expertise in the fields of corporate finance, administrative law, securities and banking. He is a member of the Trial Lawyers Association of America, served as a member of the Inter-American Law Review from 1973 to 1974, and has written for that publi-cation in the past. He holds a B.A. (1971) and a J.D. (1974) from the Inter-American University of Puerto Rico, and an LL.M. in labor law from New York University (1975). Mr. Odell has served in the capacity of secretary for several major corporations, including Buenos Aires Embotelladora, S.A. (BAESA).

Daniel J. Parks, Director and General Counsel, age 52, is a lawyer with a private practice located in Sonoma, California. Mr. Parks graduated from the University of Hawaii with a B.S. in Geology in 1969 and received his Juris Doctor degree from Hastings College of Law in 1972. For the past 10 years, Mr. Parks has specialized in the tax, corporate and transactional aspects of the representation of entities holding and operating FCC licenses. Mr. Parks is also the proprietor of Parks Vineyards which owns premium vineyards in Sonoma and Napa counties.

James T. Perry, Director, age 64, is a successful entrepreneur and businessman with substantial experience in the real estate and retail foods industries. From 1987 to the present, he has been general partner of Telenode Rincon, the original owner and developer of the RSA cellular tele-phone system for PR-1, which was successfully acquired by Cellular Communications, Inc., as well as managing other cellular telephone and telecommunications holdings. From 1959 to 1975, Mr. Perry was the president and/or owner of several successful licensed real estate firms including United Realty Group, Milwaukee, the largest black-owned real estate firm in Wisconsin, and Perry and Sherard Realty, Milwaukee, which specialized in rehabilitating and selling between 75 to 100 properties per year utilizing a staff of approximately 30 people. From 1975 to 1992, Mr. Perry owned and operated a McDonald's franchise in Saint Louis, Missouri, and was responsible for all operations of this successful business. Mr. Perry served in the U.S. Army in Korea, and has taken extensive courses in the fields of general business and real estate. From 1988 to 1992 he was vice president of the
 Ronald McDonald Children's Charities, and from 1980 to 1984 he served as a member of the McDonald's Advertising Committee. His memberships include the board of directors of the Skinker DeBaliviere Business Association, Hamilton Community Schools, Saint Louis, and the admissions committee of the Milwaukee Board of Realtors. He is a past president of the Urban Brokers Association, and a director of the Multiple Listing Service.

Nezam Tooloee, Nominee for Director and Consultant, age 38, was nominated as a director of the General Partner on February 19, 1997; his nomination is subject to shareholder approval. Mr. Tooloee is a consultant to the Chief Executive Officer and will act as chief executive officer of the western region of the United States, in which the Partnership has Licenses. Mr. Tooloee most recently was vice president and corporate development officer of U.S. AirWaves Inc., a bidder in the PCS auctions until its withdrawal. Previously, he was a senior vice president of International Wireless Communications, in which position he was responsible for its PCS business. Through his work in international markets, Mr. Tooloee is experienced in wireless operations, license and frequency acquisition, strategy formulation, supply contracts negotiation, vendor financing and economic analysis. Formerly, he was a principal at Strategic Decisions Group, specializing in management and strategic consulting for major high-technology corporations. Mr. Tooloee has nearly 10 years of experience in creating and managing strategic alliances, partnerships and joint ventures.

John Duffy, Senior Vice President of External Affairs, age 47, has been associated with the Partnership's general partner since September, 1994. Mr. Duffy is responsible for the Partnership's capital raising activities. He was the principal in his own consulting firm from 1990 until joining the General Partner. He worked with a variety of start-up companies developing business plans, market strategies and raising investment capital and was at various times a client service representative of Romulus. Prior to that time, he was employed with Drexel Burnham Lambert, an international securities firm from 1981 to 1989, where he held the position of vice president. Prior to Drexel, Mr. Duffy was an associate vice president with Dean Witter Reynolds from 1979 to 1981.

Eric Spackey, Vice President, age 34, was appointed vice president of the General Partner in January 1996. Mr. Spackey is responsible for the development and the day to day operations of the Puerto Rico market. Prior to joining the General Partner, Mr. Spackey served as an independent consultant providing strategic planning and business development to telecommunication, finance, and health care organizations throughout Northern California. During this same period, he served on the board of directors of Health Business Development. Previously, he was affiliated with General Cellular Corporation from 1990 to 1993, where he was most recently manager of financial planning. Mr. Spackey graduated from the University of California at Berkeley in 1986.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

    Based solely upon review of Forms 3, 4 and 5 and any amendments thereto furnished to the Registrant pursuant to Rule 16a-3(e) of the Rules of the Securities and Exchange Commission, the Registrant is not aware of any failure of any officer or director of the General Partner or beneficial owner of more than ten percent of the Units to timely file with the Securities and Exchange Commission any Form 3, 4 or 5 relating to the Registrant for 1996, except that each of Messrs. Reiss, Arizala, Perry and Duffy and the Martinez Odell and Calabria Pension Fund filed a late report on Form 4 reporting one transaction.


ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

    The Partnership has no employees. It is managed by the General Partner's Board of Directors and employees. The Partnership reimburses the General Partner for all reasonable expenses incurred by it in connection with managing the Partnership, including salaries and expenses of the General Partner's employees who manage the Partnership.

    The following Summary Compensation Table sets forth certain information concerning the cash and non-cash compensation earned by or awarded to the chief executive officer of the Partnership's General Partner and the other most highly compensated executive officers who earned more than $100,000 in 1996. It also includes information regarding Anthony T. Easton, who acted as Unicom's chief executive officer until his resignation on February 19, 1996. Mr. Easton did not receive a salary from the Partnership or Unicom in 1995. Richard Reiss was appointed Unicom's chief executive officer effective February 19, 1996, and is the Chief Executive Officer of the General Partner.


                          SUMMARY COMPENSATION TABLE

                                                                             Long-Term
                                                                            Compensation
                                      Annual Compensation                      Awards
                       ------------------------------------------------   ---------------
                                                                             Securities     ALL OTHER
   Name & Principal    Fiscal                            Other Annual        Underlying      COMPEN-
       Position         Year     Salary($)    Bonus($)  Compensation($)    Options/SAR's    SATION($)
--------------------------------------------------------------------------------------------------------
Richard Reiss,          1996     $289,000         $0        $25,000(1)           0               $0
  President, Chief      1995                      $0             $0              0               $0
  Executive Officer,
  and Treasurer

Anthony T. Easton       1995           $0         $0             $0              0               $0
  Former Acting Chief                                                            0
  Executive Officer

Javier Lamoso           1996     $125,000    $41,250        $25,000(1)           0               $0
  Executive Vice        1995           $0         $0             $0              0               $0
  President

John Duffy              1996     $125,000   $111,250             $0              0               $0
  Senior Vice           1995           $0         $0             $0              0               $0
  President
  External Affairs

Eric Spackey            1996     $125,000    $31,250             $0              0               $0
  Vice President        1995           $0        $0              $0              0               $0

__________________________

(1)  Consists of director's fee in the amount of $25,000 per year.

    In 1996, the General Partner engaged a compensation consulting company to assist it in determining the appropriate levels for executive compensation. Other than with respect to the Chief Executive Officer, the General Partner's Board of Directors determined to pay each of the executive officers the salary recommended by the compensation consulting company. The Board of Directors determined that the Chief Executive Officer should receive a higher salary than that recommended by the compensation consultants.

    In 1996, each of the executive officers agreed to defer 60% of their salary listed in the Summary Compensation Table. The deferred amounts were to be paid only if the Partnership was granted its Licenses. Subsequent to the FCC's grant of the Licenses, the Board of Directors of the General Partner determined to award each of the executive officers the deferred amounts, along with the bonuses listed in the Summary Compensation Table. The General Counsel of the General Partner presently receives an annual salary of $75,000, is eligible for an annual bonus of $20,000 and receives director's fees of $25,000. For 1996, the General Counsel earned $76,250 .

    On March 19, 1997, the General Partner determined that future executive compensation should be established by a committee of non-employee directors. Accordingly, the Board of Directors established a Compensation Committee that consists of Mr. Martinez, Ms. Minnich and Mr. Perry.

    Directors receive an annual fee of $25,000 each, other than the Chairman of the Board, Mr. Martinez, who received an annual fee of $50,000 for 1996 (and will receive a fee of $100,000 for 1997) , Mr. Odell, who receives an annual fee of $35,000 and Mr. Tooloee, who will not receive a fee. Directors are reimbursed for their reasonable expenses in attending board meetings.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

    The entire Board of Directors, including the following officers of the General Partner participated in deliberations regarding executive compensation during fiscal year 1996: Richard Reiss, Daniel Parks and Javier Lamoso.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

    Exclusive management and control of the Partnership's business is vested in the General Partner. The Partnership has no employees and is managed and controlled by the Board of Directors and executive officers of the General Partner. The General Partner owns 100% of the Partnership's general partnership interest. The shares of General Partner are held by certain Puerto Rican individuals and Puerto Rico trusts.

    The following table sets forth, as of March 25, 1997, information with respect to beneficial ownership of the Partnership's Units by: (i) all persons known to the General Partner to be the beneficial owner of 5.0% or more thereof; (ii) each Director of the General Partner; (iii) each of the executive officers of the General Partner; and (iv) all executive officers and Directors as a group of the General Partner. All persons listed have sole voting and investment power with respect to their Units unless otherwise indicated.

NAME OF BENEFICIAL OWNER   UNITS BENEFICIALLY OWNED    PERCENTAGE OWNERSHIP

Fred H. Martinez(1)                    1.2                        *
Richard Reiss(2)                       1.2                        *
Javier O. Lamoso(3)                    0                          *
Gary H. Arizala(4)                     2.4                        *
Margaret W. Minnich(5)                 0                          *
Daniel J. Parks(6)                     4                          *
James T. Perry(7)                      2.4                        *
Nezam Tooloee(8)                       0                          *
John Duffy(9)                          1.2                        *
Lawrence Odell(10)                     1                          *
Eric Spackey(11)                       0                          *
All executive officers
 and directors of the
 General Partner as a group
 (11 persons)                         12.4                        *
_____________________

    * Less than 1.0%.

(1) Mr. Martinez is Chairman of the Board of Directors of the General Partner. Mr. Martinez and Mr. Odell are Trustees of Martinez Odell & Calabria Pension Fund, which owns the Unit reflected in the table.
(2) Mr. Reiss is President, Chief Executive Officer and Treasurer of the General Partner and a member of the Board of Directors.
(3) Mr. Lamoso is Executive Vice President of the General Partner and a member of the Board of Directors.
(4)  Mr. Arizala is a Director.
(5) Ms. Minnich is a Director. The Table does not include 12 Units held by The Wealden Company, of which Ms. Minnich is a director and vice president, and 4.8 Units held by J.B. Wharton, Jr. Residual Trust, of which Ms. Minnich is co-trustee and a contingent beneficiary.
(6) Mr. Parks is a Director and General Counsel of the General Partner. The Units reflected in the table consist of 4 Units held by a pension plan, of which Mr. Parks and another individual are beneficiaries, and of which Mr. Parks is a trustee.
(7)  Mr. Perry is a Director.
(8)  Mr. Tooloee is a Director.
(9)  Mr. Duffy is  Senior Vice  President of External  Affairs of the General
     Partner.
(10) Mr. Odell is a Director and Secretary of the General Partner. Mr. Martinez and Mr. Odell are trustees of Martinez Odell & Calabria Pension Fund, which owns the Unit reflected in the table.
(11) Mr. Spackey is Vice President of the General Partner.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

GENERAL PARTNERSHIP INTEREST

    Unicom contributed $100,000, which entitled it to receive 100% of the Partnership's general partner interest. The general partnership interest was transferred to SuperTel in exchange for $100,000. The general partner interest entitles the General Partner to 25% of the equity of the Part-nership. See "Item 5."

MANAGEMENT FEE

    The General Partner has amended the Agreement of Limited Partnership of PCS 2000, L.P. (the "Partnership Agreement") to provide that the General Partner will be entitled to reimbursement for all reasonable operating expenses, plus 10% of such amount. The management fee is paid on a monthly basis. The Partnership Agreement had originally provided for an annual management fee equal to 1% of the amount of the Partnership's gross assets including the value of the licenses purchased at the Block C Auction, plus reimbursement for all reasonable expenses and costs incurred in managing and operating the Partnership. The General Partner, by a resolution approved by its shareholders, amended the Partnership Agreement and reduced the management fee because it believed the original fee would adversely affect the ability of the Partnership to receive additional funding for developing the Licenses. The management fee for 1995 was accrued in accordance with the amended Partnership Agreement.

PAYMENTS TO ROMULUS

    Unicom and Romulus entered into a Services Agreement, dated as of January 24, 1995, whereby in exchange for a fee of up to 20% of the amount which the Partnership raised in the Private Placement of its Units, Romulus agreed to prepare and file the Application with the FCC for licenses to provide PCS systems in certain markets and bid at the Auction for such licenses on the Partnership's behalf. As the Partnership raised $65,112,500 in the Private Placement, Romulus may be entitled to as much as $13,022,500. The Application prepared by Romulus included all information required by the FCC for authority to bid, including any engineering and engineering forms required under the FCC reports and orders, rules, regulations, and other guidelines issued by the FCC. Quentin L. Breen, formerly a Director of Unicom, is the President of Romulus. Mr. Breen and Anthony T. Easton, formerly a Director and acting chief executive officer of Unicom, are beneficial owners of Romulus. Mr. Easton and Mr. Breen, as principals of Romulus, were appointed as two of the Partnership's representatives in bidding for Markets in the Auctions. See "Bidding Error" above.

    Under the Services Agreement, Romulus was entitled to a fee of $5,000 per Unit sold in the Private Placement. One-half of this fee was non-refundable and was paid to Romulus prior to the commencement of the Block C Auction. In accordance with the Services Agreement, Romulus was paid
$6,511,250 during 1995. The remaining $6,511,250 is held in a separate account controlled by Messrs. Easton and Breen. The Partnership has filed a suit attaching this account. The Partnership is seeking to recover from the account the penalty for the Norfolk, Virginia bid withdrawal and the forfeiture which totalled approximately $4.27 million, and related costs associated with the Bidding Error.

OTHER RELATIONSHIPS AND TRANSACTIONS

    Mr. Martinez and Mr. Odell are partners of Martinez, Odell & Calabria, a law firm which provides legal services to the General Partner and the Partnership.

    Mr. Tooloee will be paid $10,000 per month for 40% of his time for services as an outside consultant to the Partnership. If Mr. Tooloee spends more than 40% of his time consulting on Partnership business, he will be compensated accordingly.

    Mr. Breen beneficially owned three Partnership Units, and following the Bidding Error, the Partnership repurchased these Units at the original price paid by Mr. Breen.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
--------  ------------------------------------------------------
          FORM 8-K
          --------

(a) The following documents are filed as part of this report:

    (1) Financial Statements (See Item 8 hereof)

        PCS 2000, L.P.
        --------------

        Report of Independent Accountants
        Statement of  Assets, Liabilities and Partners'  Capital for
          fiscal years ended December 31, 1995 and December 31, 1996 Statement of Revenues and Expenses for fiscal years ended
          December 31, 1995 and December 31, 1996
        Statement of Cash  Flow for fiscal years  ended December 31,
          1995 and December 31, 1996
        Statement  of  Changes  in  Partners'  Capital  Accounts for
          fiscal years ended December 31, 1996
        Notes to Financial Statements

    (2) Financial Statement Schedules

    (3) Exhibits

        Exhibit
        Number
        -------

        3.1 Agreement of Limited Partnership of PCS 2000, L.P. (Exhibit 3.1 of the Registrant's Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

       10.1  Form of  Services Agreement  between PCS  2000, L.P.
             and Romulus  Telecommunications, Inc.  (Exhibit 10.1
             of the Registrant's Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

       10.2 Asset Purchase Agreement, dated as of June 18, 1996, by and between SuperTel Communications Corp. and Unicom Corporation (Exhibit 10.2 of the Registrant's Registration Statement on Form 10 (File
             No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

       27    Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of fiscal 1996.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 PCS 2000, L.P.

                 By: SuperTel Communications Corp.
                     General Partner

                     By:  /s/ Richard Reiss
                         ______________________________
                     Name:  Richard Reiss
                     Title: Chief Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       Capacity in
         Signature                    Which Signed             Date
         ---------                    ------------             ----

  /s/ Fred H. Martinez           Director and Chairman      March 26, 1997
  ---------------------------                               -----------------
  Fred H. Martinez               of the Board


  /s/ Richard Reiss              Director, Chief Executive  March 10, 1997
  ---------------------------                               -----------------
  Richard Reiss                  Officer and Treasurer


  /s/ Javier O. Lamoso           Director and Executive     March 24, 1997
  ---------------------------                               -----------------
  Javier O. Lamoso               Vice President


  /s/ Gary H. Arizala            Director                   March 10, 1997
  ---------------------------                               -----------------
  Gary H. Arizala


  /s/ Margaret W. Minnich        Director                   March 20, 1997
  ---------------------------                               -----------------
  Margaret W. Minnich


  /s/ Lawrence Odell             Director                   March 31, 1997
  ---------------------------                               -----------------
  Lawrence Odell

  /s/ Daniel J. Parks            Director                   March 31, 1997
  ---------------------------                               -----------------
  Daniel J. Parks


  /s/ James T. Perry             Director                   March 26, 1997
  ---------------------------                               -----------------
  James T. Perry


                                EXHIBIT INDEX
                                -------------

Exhibit
Number                           Description
-------                          -----------

3.1              Agreement of Limited  Partnership of PCS 2000, L.P.
                 (Exhibit 3.1 of the Registrant's Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

10.1             Form  of  Services  Agreement between  PCS  2000,  L.P.  and
                 Romulus  Telecommunications,  Inc.  (Exhibit  10.1  of   the
                 Registrant's Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

10.2 Asset Purchase Agreement, dated as of June 18, 1996, by and between SuperTel Communications Corp. and Unicom Corporation (Exhibit 10.2 of the Registrant's Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

27               Financial Data Schedule