Form 10-Q
period 1997-03-31
PCS 2000 LP
filed 1997-05-15
CIK 1013267

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    --------

                         Commission file number 0-28362


                    ClearComm, L.P. (formerly PCS 2000, L.P.)
             (Exact name of registrant as specified in its charter)


                            Delaware                     66-0514434
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                 Identification No.)


                            620 Broadway
                       Sonoma, California                        95476
          (Address of principal executive offices)            (Zip Code)

          Registrant's telephone number, including area code: (707) 938-2428

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.           Yes        X       No
                                                       ----              ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,761.2 Units of Limited Partnership Interest

                    ClearComm, L.P. (formerly PCS 2000, L.P.)
                                      INDEX

                                                                               Page No.
                                                                               --------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statement of Assets, Liabilities and Partners' Capital as of
          March 31, 1997 (unaudited) and December 31,
          1996 (audited) . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

          Statement of Revenues and Expenses for the three
          months ended March 31, 1997 (unaudited) and March 31, 1996
          (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

          Statement of Cash Flows for the three months ended March 31, 1997
          (unaudited) and year ended
          December 31, 1996 (audited) . . . . . . . . . . . . . . . . . . . . .   5

          Statement of Changes in Partners' Capital Accounts from
          inception on January 24, 1995 through March 31,
          1997 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .    7

          Notes to the Interim Financial Statements . . . . . . . . . . . . . .   8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . . . . .  14


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .  16

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .  16

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .   16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

PART I - FINANCIAL INFORMATION


ITEM 1.            FINANCIAL STATEMENTS

                  CLEARCOMM, L.P. (formally, PCS 2000, L.P.)
                                ---------------
                       (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENT OF ASSETS, LIABILITIES
                             AND PARTNERS' CAPITAL


                                                                                   UNAUDITED             AUDITED
                                                                                   MARCH 31,           DECEMBER 31,
                                                                                   ---------           ------------
                                                                                      1997                 1996
                                                                                      ----                 ----
                                                              ASSETS
                                                              ------

        Current assets:
            Cash and cash equivalents                                               $12,043,317            $2,492,851
            Prepaid expenses                                                             68,758               100,538
            Other current assets - deposits                                              25,000            45,468,855
                                                                                 ---------------     -----------------
                Total current assets                                                 12,137,075            48,062,244

        Licenses                                                                    344,293,125             -
        Capitalized interest                                                          3,804,441
        Restricted cash                                                                -                    6,511,250
        Equipment, net                                                                   13,627                14,535
                                                                                 ---------------     -----------------

                      Total assets                                                 $360,248,268           $54,588,029
                                                                                 ===============     =================


                                                LIABILITIES AND PARTNERS' CAPITAL
                                                ---------------------------------

         Current liabilities:
            Payable to the FCC                                                         -                   $1,000,000
            Accounts payable and accrued liabilities                                   $302,674               204,927
            Accounts payable General Partner                                             64,068               101,954
            Accounts payable for legal fees                                             675,912               440,847
            Accounts payable to related parties                                         539,514               539,514
                                                                                 ---------------     -----------------

                  Total current liabilities                                           1,582,168             2,287,242
                                                                                 ---------------     -----------------

         Long term liabilities
            Notes payable FCC                                                       309,863,813
            Accrued interest FCC notes                                                3,804,441
                                                                                 ---------------

                   Total long term liabilities                                      313,668,254
                                                                                 ---------------

            Limited partners' capital (2,601.5 units and 798.5 one fifth units in 1997; and 2601.5 and 592 one fifth units in 1996;
                authorized and issued)                                               69,030,000            67,990,000
            General partner's capital                                                   100,000               100,000
            Undistributed losses                                                    (24,132,153)          (15,789,213)
                                                                                 ---------------     -----------------

                  Total partners' capital                                            44,997,847            52,300,787
                                                                                 ---------------     -----------------

                      Total liabilities and partners' capital                      $360,248,268           $54,588,029
                                                                                 ===============     =================



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                                CLEARCOMM, L.P.
                                  (UNAUDITED)
                      STATEMENT OF REVENUES AND EXPENSES



                                                                           THREE MONTHS ENDED
                                                                           ------------------
                                                                                MARCH 31,
                                                                                ---------
                                                                         1997               1996
                                                                         ----               ----
            Revenues:

            Interest income                                               $109,707           $27,167
                                                                     --------------      ------------


            Expenses:

            Consulting and legal services rendered by
                Related parties                                          7,213,023           247,057
            General and administrative services billed by
                the General Partner                                        102,114           108,831
            Other legal fees                                               403,204           252,703
            Miscellaneous consulting services                              585,495           104,402
            Insurance                                                       31,721            32,000
            Travel                                                          67,208            53,520
            Other administrative expenses                                   49,882            12,743
                                                                     --------------      ------------

            Total expenses                                               8,452,647           811,256
                                                                     --------------      ------------

            Net loss                                                   ($8,342,940)        ($784,089)
                                                                     ==============      ============


            Net loss attributable to general partner                    (2,085,735)         (196,022)
                                                                     --------------      ------------
            Net loss attributable to limited partners                   (6,257,205)         (588,067)
                                                                     --------------      ------------

            Net loss per limited partner unit                           ($2,266.12)         ($225.79)
                                                                     --------------      ------------



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                                CLEARCOMM, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENT OF CASH FLOWS




                                                                 UNAUDITED             AUDITED
                                                                THREE MONTHS          YEAR ENDED
                                                               ENDED MARCH 31,       DECEMBER 31,
                                                               ---------------       ------------
                                                                   1997                   1996
                                                                   ----                   ----
Cash flows from operating activities
Net loss                                                          ($8,342,940)         ($9,074,847)
                                                              ----------------       --------------

Adjustments to reconcile the net loss for the period to net cash used by operating activities:

Depreciation                                                              908                3,642
(Increase) decrease in prepaid expenses and other assets               31,780               (4,538)
(Decrease) Increase in Bank overdraft                                                      (46,173)
Increase in security deposit                                          (25,000)
(Decrease) in payable to the FCC                                   (1,000,000)
Increase in accounts payable                                           97,747            1,515,140
Decrease in accounts payable General Partner                          (37,886)            (302,052)
Increase in accounts payable to related parties                       235,065              283,670
                                                              ----------------       --------------

Total adjustments                                                    (697,386)           1,449,689
                                                              ----------------       --------------

      Net cash used by operating activities                        (9,040,326)          (7,625,158)
                                                              ----------------       --------------

Cash flows used in investing activities:

Auction deposit returned by FCC                                    11,039,542            4,531,145
Equipment                                                                                  (18,177)
                                                              ----------------       --------------

      Net cash provided by investing activities                    11,039,542            4,512,968
                                                              ----------------       --------------

Cash flows from financing activities:
Capital investment by partners                                      1,040,000            2,952,500
Capital repurchased from partners                                                          (75,000)
Restricted cash                                                     6,511,250              -
                                                              ----------------       --------------

      Net cash from financing activities                            7,551,250            2,877,500
                                                              ----------------       --------------

Net increase (decrease) in cash                                    $9,550,466            ($234,690)
                                                              ================       ==============


Summary:
Net increase (decrease) in cash                                     9,550,466             (234,690)
Cash and cash equivalents at the beginning of the period            2,492,851            2,727,541
                                                              ----------------       --------------

Cash and cash equivalents at the end of the period                $12,043,317           $2,492,851
                                                              ================       ==============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                               CLEARCOMM, L.P.
                       (A DEVELOPMENT STAGE ENTERPRISE)


                   THREE MONTH PERIOD ENDED MARCH 31, 1997
                   ---------------------------------------

            Supplemental schedule of non cash investing
                and financing activities:

              The Partnership was granted by the FCC on January 1997
                 PCS licenses for which the bid had been previouly submitted. In conjunction with this acquisition, the following loan was granted by the FCC:

                    Acquisition of PCS licenses                             $344,293,125

                    Auction deposit                                          (34,429,312)
                                                                          ---------------

                                                                            $309,863,813
                                                                          ===============

                               CLEARCOMM, L.P.
                       (A DEVELOPMENT STAGE ENTERPRISE)
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                                 (UNAUDITED)

   FOR THE PERIOD FROM INCEPTION ON JANUARY 24, 1995 THROUGH MARCH 31, 1997


                                               GENERAL          LIMITED                         LIMITED PARTNERS
                                               PARTNER          PARTNERS           TOTAL              UNITS
                                               -------          --------           -----              -----

Capital invested thru December 31, 1995          $100,000    $65,112,500      $65,212,500      2,604.5        units

1995 Share of undistributed losses             (1,678,592)    (5,035,774)      (6,714,366)
                                              ------------   ------------   --------------

Capital account balance (deficit) at
    December 31, 1995                          (1,578,592)    60,076,726       58,498,134
                                              ------------   ------------   --------------

Repurchase of Limited Partners units                             (75,000)         (75,000)       -3           units

Capital contributed during 1996                                2,952,500        2,952,500       590.5       one fifth units

1996 Share of undistributed losses             (2,268,712)    (6,806,135)      (9,074,847)
                                              ------------   ------------   --------------


Capital account balance (deficit) at
    December 31, 1996                          (3,847,304)    56,148,091       52,300,787    2,601.5 units and 590.5 one fifth units
                                              ------------   ------------   --------------

Capital contributed during first quarter 1997                  1,040,000        1,040,000        208        one fifth units

First quarter 1997 share of undistributed
    losses                                     (2,085,735)    (6,257,205)      (8,342,940)
                                              ------------   ------------   --------------

Capital account balance (deficit) at
    March 31, 1997                            ($5,933,039)   $50,930,886      $44,997,847    2,601.5 units and 590.5 one fifth units
                                              ============   ============   ==============



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                                 ClearComm, L.P.
                        (a development stage enterprise)

                      NOTES TO INTERIM FINANCIAL STATEMENTS


NOTE 1  -          REPORTING ENTITY AND SUMMARY OF SIGNIFICANT
                   ACCOUNTING POLICIES:

ClearComm, L.P. (the "Partnership") (formerly, PCS 2000, L.P.), a development stage enterprise, is a limited partnership organized on January 24, 1995 under the laws of the State of Delaware. The Partnership was formed to file applications with the Federal Communications Commission ("FCC") under personal communications service ("PCS") frequency Block C, originally restricted to minorities, small businesses and designated entities, to become a provider of broadband PCS, a new telecommunications technology. The Partnership will terminate on December 31, 2005, or earlier upon the occurrence of certain specified events as detailed in the Partnership Agreement. The Partnership has not yet generated revenues from commercial operations.

In 1996, the Partnership's former general partner, Unicom Corporation, sold its interest in the Partnership to SuperTel Communications Corp., a Puerto Rico corporation (the "General Partner"). The General Partner's total share of the income and losses of the Partnership is 25% as per the Partnership's Partnership Agreement. Approximately 1,600 limited partners also invested in the Partnership through a private placement.

Interim Financial Data; Use of estimates in preparation of financial statements

The interim financial data is unaudited; however, in the opinion of the management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the interim periods.

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

PCS Licenses

PCS licenses are recorded at cost, and will be amortized over the estimated life of the licenses (forty years) once the PCS network is placed in service. The Partnership will capitalize the interest related to debt pertaining to the PCS licenses during the construction period.

NOTE 2  -          FINANCING REQUIREMENTS:

The Partnership has no revenues (other than interest income) and is likely to incur operating losses after commencing commercial operations until such time as its subscriber base generates revenue in excess of the Partnership's expenses. Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by other means than its revenues. Consequently, the Partnership will need additional debt or equity financing to develop and construct the infrastructure necessary to operate wireless telephone systems, introduce and market a new range of service offerings on a commercial basis and otherwise operate its licensed PCS systems.

The Partnership expects to raise an additional $2 million from its investors in an offering that commenced on March 26, 1997. In addition, the Partnership is in various stages of discussions with a variety of equipment vendors to determine the selection of equipment with the best financing terms.

The Partnership is now soliciting construction permits to build its system and is currently evaluating several options to satisfy its financing needs.

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

On December 20, 1996, the FCC issued an order (the "Order") resolving the Partnership's request for waiver of the related bid withdrawal payment for the license applicable to Round 11 of the Broad Band PCS C Block auction (Norfolk, Virginia) for which the FCC ordered the Partnership to pay a penalty of approximately $3,273,000. This Order also assessed a bid withdrawal payment of approximately $1,258,000 for license B332 (Omaha, Nebraska) for the Broad Band PCS C block auction. In accordance with the Order, these amounts were deducted from the Partnership's deposit with the FCC. In addition to the December 20, 1996 Order, the FCC issued a Notice of Apparent Liability and Forfeiture dated January 22, 1997, finding the Partnership liable for $1,000,000 for misrepresentations made to the Commission by its bidding agent. This amount was recorded as of December 31, 1996 and is reflected as a liability in the accompanying balance sheet as of that date.

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

As of December 31, 1996, restricted cash amounting to $6,511,250 was held in trust by Romulus and was restricted for payment of all services related to the auction process. The amount is payable only if the Partnership obtains at least one PCS license. However, the Partnership has obtained a court order attaching this amount as a result of a lawsuit more fully explained in Note 10.

NOTE 5  -          AUCTION DEPOSITS:

This account represents the deposits placed with the FCC to participate in the auctions for the licenses mentioned above. This deposit was partly used for the down payment of the PCS licenses the Partnership acquired.

NOTE 6  -          PARTNERS' CAPITAL:

At December 31, 1995, the limited partners' capital was composed of 2,604.5 units distributed among approximately 1,600 limited partners. In 1996, the Partnership repurchased 3 units from a limited partner and sold to its limited partners 590.5 one-fifth units. As a result the limited partners' capital at December 31, 1996 consisted of 2,601.5 units and 590.5 one-fifth units.

During the quarter ending on March 31, 1997, the Partnership raised $1,040,000 from a capital call that ended on January 22, 1997. As a result, the limited partners' capital at March 31, 1997 consisted of 2,601.5 units and 798.5 one-fifth units.

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

During the first quarter 1997, the Partnership incurred legal and consulting expenses paid to limited partners and members of the Board of Directors amounting to approximately $701,773 (1996 - $247,057).

Additionally, the application, preparation and auction bidding services were performed by a related party for which a fee of $6,511,250 was paid during 1995. An additional $6,511,250 was expensed in the first quarter of 1997 as a contingent fee payable upon acquisition of at least one PCS license.

The Partnership Agreement, as amended, provides for payment of a management fee to its General Partner, equal to the reasonable costs of operating the business of the Partnership, plus 10% of such aggregate amount, which fee shall be payable monthly, on the first day of each month during the year. Expenses reimbursed include, but are not limited to, compensation costs and expenses related to the officers, directors, and employees in the performance of their duties. In connection with this agreement, the General Partner billed $102,114 in the first quarter of 1997 for these services.

NOTE 8  -          LICENSES AND LONG TERM NOTES PAYABLE:

On January 22, 1997, the Partnership was granted its 15 Broad Band PCS C block licenses. This resulted in recognizing the cost of the licenses of $344,293,125 and the related liability of $309,863,813. The down payment, or 10% of the bid amount, was deducted by the FCC from the deposit held.

The liability is represented by 10-year notes due to the FCC bearing interest at 6.5%. According to the notes, interest shall be paid quarterly for the first six
(6) years and principal and interest over the next four (4) years. In March 1997, the FCC issued an order suspending interest payments on Block C licenses indefinitely; however, interest on the notes is accrued.

NOTE 9  -          INCOME TAX:

The Partnership, as a limited partnership, is not subject to income tax and the tax effect of its activities accrues to the partners.

Taxable income to the General Partner and the limited partners differs from that reported in the statement of revenues and expenses mainly due to different treatment of operational expenses incurred in 1996 and 1995 for tax and book purposes. Since the Partnership has not operated any PCS licenses yet, all operating expenses were deferred for tax purposes creating a temporary difference for the partners.

These expenses will be amortized over a period not exceeding 10 years. The taxable income for the partners is determined as follows:

                                                Thru
                                            1st Quarter
                                                1997                 1996                  1995
                                                ----                 ----                  ----

             Net loss per books              ($8,342,940)         ($9,074,846)        ($6,714,366)
             Add - Operating
             ---
             expenses deferred
             until a PCS license
             is assigned to the
             Partnership                       8,452,647            9,141,613           8,183,465
                                             -----------           ----------          ----------

             Taxable income                  $   109,707           $   66,767          $1,469,099
                                             ===========           ==========          ==========

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

As a result of the penalty and assessment imposed by the FCC, the Partnership and its General Partner filed, on June 6, 1996, an action for damages against Romulus (bidding agent) and one of its directors, wherein they seek reimbursement for the defendants' gross negligence and subsequent fraudulent acts in covering up an error in bidding in the January 23, 1996 FCC auction for certain telecommunication markets. In connection with this case, the Partnership has attached the $6.5 million deposited in the name of Romulus with a local bank and posted a $25,000 bond pursuant to such order. Romulus and one of its directors have both filed separate requests for arbitration. The Partnership has filed for dismissal of the arbitration proceedings. Management is pursuing this matter vigorously and is confident that its position will prevail.

In November 1996, certain limited partners of the Partnership filed a suit in the Circuit Court of the State of Oregon against the Company and certain of its officers, directors, employees and consultants. The suit alleges that defendants employed misstatements and omissions of fact in connection with the sale of limited partnership units of the Partnership and seeks the return of the investment of $25,000 per unit for approximately 22 units, plus interest and attorney fees. The case is in the early stage, however, the Partnership is defending this matter vigorously.

On January 27, 1997, in the Superior Court of the State of California for the County of San Mateo, the trustee of the SDE Trust filed a complaint for damages of $300 million and equitable relief against Unicom Corporation, the General Partner, the Partnership and certain officers and directors, trustees of trusts holding Unicom shares and attorneys for breach of fiduciary duty arising out of an alleged conspiracy among the defendants to attempt to unlawfully purchase the Unicom shares held by the SDE Trust for personal gain of Unicom shareholders. The Partnership denies engaging in any unlawful activity in connection with the Unicom shares held by the SDE Trust. On April 7, 1997, the Partnership filed a motion to move this case to Puerto Rico.

The Parthership was subject to three petitions to deny the award of any licenses to the Partnership. Although the FCC denied these petitions on January 22, 1997, on February 21, 1997 the SDE Trust filed a petition asking the FCC to reconsider its statements in its order granting the licenses. The Patnership filed its response on March 6, 1997, and the SDE Trust filed a reply on March 18, 1997.

Failure to retain its licenses or failure to prevail in the litigation to which the Parthership is subject will have a material adverse effect on the Parthership's business and operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

          ClearComm, L.P. (the "Partnership") was formed in January 1995 under the name PCS 2000, L.P. On April 17, 1997 the Partnership was renamed ClearComm, L.P. The Partnership is managed by SuperTel Communications Corp. (the "General Partner"). The Partnership was organized to acquire, own and operate personal communication services ("PCS") licenses in frequency Blocks C and F, and to take advantage of the benefits that the FCC has set aside for Entrepreneurs.

QUARTER ENDED MARCH 31, 1997 COMPARED WITH QUARTER ENDED
MARCH 31, 1996

Results of Operations

Revenues

          The Partnership's sole source of revenue for the quarter ended March 31, 1997 continued to be interest income. Interest income for this quarter was $109,707. In the first quarter of 1996, the Partnership had interest earnings of $27,167. The increase in interest earnings was primarily due to the Federal Communications Commission (the "FCC") refunding to the Partnership approximately $11,039,602, which the Partnership had placed on deposit with the FCC in connection with the acquisition of its PCS licenses.

Expenses

          Expenses for the quarter ended March 31, 1997 totaled $8,452,647. This amount included $6,511,250 advanced to Romulus Telecommunications, Inc. ("Romulus") under the Services Agreement, pursuant to which Romulus had assisted the Partnership in obtaining its licenses. This amount had been classified in earlier financial statements as restricted cash because its payment to Romulus was contingent upon the Partnership receiving any PCS licenses. Although this amount is no longer considered restricted cash because the Partnership was awarded its PCS licenses in January 1997, the Partnership has filed a suit attaching this amount in connection its efforts to recover the costs, penalties and fines which were incurred as a result of the bidding error in the Norfolk, Virginia market. In addition, the Partnership's expenses in the first quarter of 1997 were greater than the first quarter of 1996 because of the costs associated in developing the Partnership's licenses.

          Expenses for the quarter ended March 31, 1996 were $811,256. This amount differs from the expenses previously reported for that quarter (which were then stated to be $702,425) because the expenses for that quarter now includes an accrual of $108,831 of expenses to be reimbursed to the General Partner, including its management fee. Pursuant to the Partnership Agreement, originally the management fee was 1% of the Partnership's gross assets plus reasonable costs and expenses in managing the Partnership. The General Partner then amended the Partnership Agreement to reduce the management fee to all reasonable costs and expenses, plus 10% of such amount. Subsequent to the issuance of the Partnership's 1995 financial statements, the General Partner determined that the management fee was not contingent upon the Partnership making a down payment to the FCC to purchase a license, but should have been accrued in the 1995 financial statements. As a result the management fee for the first quarter 1996 and earlier periods were then accrued and included in the respective reporting periods.

Liquidity and Capital Resources

          As of March 31, 1997, the Partnership had assets totaling $360,248,268, consisting of $12,043,317 in cash and cash equivalents, $68,758 in prepaid expenses, $25,000 on deposit, $344,293,125 of PCS licenses, $3,804,441 of capitalized interest on the license debt during the construction period of the PCS system and $13,627 of equipment. Current liabilities totaled $1,582,168 and long term debt of $313,668,254 with an annual interest rate of 6.5% relating to the acquisition of the PCS licenses. This debt is represented by 10-year notes due to the FCC, including accrued interest. According to the notes, interest shall be paid quarterly for the first six (6) years, and interest and principal shall be paid quarterly over the last four (4) years. In March 1997, the FCC issued an order suspending interest payments on all C Block licenses indefinitely; however, interest on the notes will continue to accrue at an annual rate of 6.5%. The Partnership's assets and liabilities increased significantly during the first quarter of 1997 because of the Partnership's receipt of the PCS licenses which were awarded in January 1997.

          During the quarter ending March 31, 1997 the Partnership raised $1,040,000 of additional capital from a capital call to its limited partners that began of September 30, 1996 and ended on January 22, 1997. The total amount raised in this capital call was $3,992,500.

          The Partnership wants to raise an additional $2 million from its limited partners in a capital call that commenced on March 26, 1997. In addition, the Partnership is continuing to seek additional capital for purposes of developing the licenses. The Partnership's efforts to raise additional capital to develop its PCS licenses is dependent upon whether the Partnership retains any of the licenses. On February 21, 1997, a party filed with the FCC a petition for reconsideration of the order which granted the Partnership its licenses. Failure to retain its licenses or failure to prevail in the litigation to which the Partnership is subject will have a material adverse effect on the Partnership's business and operations. Although no assurance can be made, the Partnership expects to retain its PCS licenses and raise the additional amounts it needs to develop its licenses. The Partnership currently estimates it will need to raise approximately $290 million over the next three years to develop its PCS licenses.

PART II - OTHER INFORMATION


ITEM 1.            LEGAL PROCEEDINGS

          The Partnership is subject to certain legal proceedings and an FCC proceeding which were described in the Partnership's Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").

          As previously reported in the Partnership's 1996 Form 10-K, on January 27, 1997, in the Superior Court of the State of California for the County of San Mateo, the trustee of the SDE Trust filed a complaint for damages of $300 million and equitable relief against Unicom, the General Partner, the Partnership and certain officers and directors, trustees of trusts holding Unicom shares and attorneys for breach of fiduciary duty arising out of an alleged conspiracy among the defendants to attempt to unlawfully purchase the Unicom shares held by the SDE Trust for personal gain of Unicom shareholders. The Partnership denies engaging in any unlawful activity in connection with the Unicom shares held by the SDE Trust. On April 7, 1997, the Partnership filed a motion to move this case to Puerto Rico.

          On March 6, 1997, the Partnership filed a response with the FCC to the Petition for Reconsideration filed by the SDE Trust in which the SDE Trust asked that the FCC reconsider its statements in the order granting the Partnership its PCS licenses and the SDE Trust filed a reply on March 18, 1997.

ITEM 5.            OTHER INFORMATION

          On April 17, 1997, the Partnership changed its name from PCS 2000, L.P. to ClearComm, L.P.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

                   (a)      List of Exhibits

                            27.0     Financial Data Schedule

                   (b) During the period covered by this report, the Partnership filed the following Current Report of Form 8-K:

                            (i) Form 8-K, dated February 20, 1997, and filed with the Commission on February 21, 1997, reporting information under Item 5.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ClearComm, L.P.


                            By:      SuperTel Communications Corp.



                                     By: /s/ Javier O. Lamoso
                                        ----------------------------------
                                     Name:  Javier O. Lamoso
                                     Title: Executive Vice President

May 14, 1997

                                  EXHIBIT INDEX


No.       Exhibit                                                      Page No.

27        Financial Data Schedule . . . . . . . . . . . . .