Form 10-K/A
period 1996-12-31
PCS 2000 LP
filed 1997-07-17
CIK 1013267

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-K/A
                                Amendment No. 1

        For Annual and Transition Reports to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

(Mark one)

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 1996 or
                          -----------------

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from             to
                               -----------    ----------------

Commission file number 0-28362
                       -------------------------


                               CLEARCOMM, L.P.
                           (formerly PCS 2000, L.P.)
             (Exact Name of Registrant as Specified in its Charter)


              DELAWARE                                   66-0514434
   ------------------------------                     ----------------
  (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                     Identification No.)

            620 BROADWAY
         SONOMA, CALIFORNIA                                  95476
     --------------------------                           -----------
  (Address of Principal Executive Offices)                 (Zip Code)
   Registrant's Telephone Number, Including Area Code:     (707) 938-2428


          Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
                    Title of Each Class                   on Which Registered
                    -------------------                   ---------------------

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

    Documents incorporated by reference.          None.
                                                  -----

ITEM 1. BUSINESS

GENERAL

    ClearComm, L.P., a Delaware limited partnership (the "Partnership"), was formed on January 24, 1995 under the name PCS 2000, L.P., to own and operate broadband personal communications services ("PCS") licenses to be acquired in auctions conducted by the Federal Communications Commission (the "FCC"). On April 17, 1997, the Partnership was renamed ClearComm, L.P. The Partnership competed for PCS licenses in frequency Block C, set aside for "designated entities" ("Entrepreneurs") that meet certain financial and equity structure requirements and that qualify for certain benefits under rules, regulations and policies of the FCC and related statutory provisions ("FCC Rules"). On January 22, 1997, the Partnership was awarded 15 PCS licenses covering markets in the United States and Puerto Rico (the "Licenses") by the FCC. The Partnership's business strategy is to acquire the Licenses and operate such Licenses with a view to providing capital appreciation in the value of the Partnership's units of limited partnership interest (the "Units"). Unicom Corporation, the former general partner ("Unicom") of the Partnership and SuperTel Communications Corp., the current general partner of the Partnership, formed on June 7, 1996 ("SuperTel" or the "General Partner"), have taken steps to qualify the Partnership for the maximum benefits allowed by the FCC for an Entrepreneur under 47 C.F.R. Section 24.711(d) (installment payments) and 24.712(c) (bidding credits) of the final rules of the FCC for PCS systems. Unicom is not related to the parent of Commonwealth Edison. See "Background of Personal Communications Services Business and FCC Auctions -- Entrepreneur Classes and Economic Preferences" and "The Partnership -- Transfer of General Partner's Interest."

    The Partnership filed an application (the "Application") with the FCC for the authority to acquire licenses to provide PCS systems in all Basic Trading Areas in the United States. The Partnership was high bidder for the Licenses at the Block C auction for the award of PCS licenses authorized under Part 24 of the FCC's rules. The Partnership expects to develop, own and operate the Licenses it has been awarded. See "The Partnership -- The Partnership's
Business to Date" below. On January 22, 1997, the FCC issued its Memorandum Opinion and Order, FCC, 97-15 (the "Order") granting the Partnership the Licenses. See "The Partnership -- Transfer of the General Partnership
Interest." The FCC's grant of the Licenses may, however, be reversed on the basis of an interested party's motion for reconsideration or on appeal to the United States Court of Appeals for the District of Columbia Circuit. On February 21, 1997, the SDE Trust, a stockholder of Unicom, filed with the FCC a motion for reconsideration with respect to the Order (the "Petition for Reconsideration"). The Partnership filed a response to the Petition for Reconsideration on March 6, 1997 and is vigorously defending its interests in this matter. The SDE Trust filed a reply on March 18, 1997. See "The Partnership -- Petitions to Deny."

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

    The Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") provides that the Partnership will terminate on December 31, 2005. The Partnership will dissolve on such date (unless terminated earlier or unless the Partnership Agreement is amended to change such date). The General Partner anticipates that it will have developed its Licenses by such date, and depending upon business considerations, will have restructured itself or transferred or sold its Licenses.

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

    FCC Rules permitted any U.S. entity, regardless of size, to participate in the Auctions at which Blocks A, B, D and E licenses were sold. Blocks C and F, however, were set aside for Entrepreneurs, which are entities meeting certain financial and equity structure requirements and that qualify for certain benefits under FCC Rules. The General Partner qualified the Partnership as an Entrepreneur, and the Partnership was awarded the Licenses in the Block C auction. Although the Partnership was eligible to bid in the Block F auction, the General Partner determined not to do so because it believes that the Partnership must devote its efforts to fully develop its Block C Licenses. In addition, the General Partner has considered the amount of capital the Partnership will need to develop its Block C Licenses and the availability of additional capital.

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

FCC AUCTIONS

    The FCC began the Auctions in December 1994. The first Auction was for frequency Blocks A and B (30 MHz) licenses, which lasted from December 1994 to March 1995. This Auction was open to all bidders, and the major telecommunications companies were the principal participants in this Auction, which awarded 99 MTA licenses in Blocks A and B. The price paid per person of population ("POP") for a 30 MHz license ranged from $1 to $32. The average price was approximately $15.25 per POP. Total Auction proceeds were approximately $7.7 billion.

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

    The remaining Auctions in which frequency Blocks D, E and F licenses (all 10 MHz licenses) were offered on a BTA basis were completed in January 1997. In these Auctions, Blocks D and E licenses were open to all bidders and Block F licenses were restricted to Entrepreneurs. Total Auction proceeds for these Auctions were approximately $2.52 billion. The FCC has not yet published detailed per POP information on the results of these Auctions, but the average price per POP is estimated by the General Partner to have been approximately $3.32.

ENTREPRENEUR CLASSES AND ECONOMIC PREFERENCES

    Block C and F licenses were reserved for Entrepreneurs meeting certain limiting criteria set forth in FCC Rules. Entrepreneurs were granted a set of economic preferences in the Auctions.

    Under FCC Rules, an Entrepreneur is defined as an entity that, together with its affiliates and persons or entities that hold attributable interests in such entity and their affiliates, has less than (i) $500 million of assets and (ii) $125 million of annual gross revenue over the prior two years. In addition, FCC Rules define three classes of Entrepreneurs, with each class eligible for different economic preferences in the Blocks C and F Auctions. A "Large Business Entrepreneur" is defined as an entity that has aggregate gross revenues for each of the last two years between $75 million and $125 million. A "Business Entrepreneur" is an entity that has aggregate gross revenues for each of the last two years between $75 million and $40 million. A "Small Business" is an entity that has less than $40 million of aggregate annual gross revenue averaged over the last three years. (Originally the FCC had defined four classes, but, as a result of constitutional challenges to the benefits granted to Minority- or Women-Owned Businesses, the FCC decided to grant the benefits originally intended for Minority- or Women-Owned Businesses to all entities that fit the criteria for being a Small Business.)

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

    Small Businesses are entitled to make interest-only payments for the first six years and can amortize interest and principal over the remaining four years of the license term. In March 1997, the FCC issued an order suspending indefinitely interest payments on all Block C licenses; however, interest will continue to accrue. The interest rate applicable to Small Businesses is the 10-year treasury note rate at the date of grant of the license. In addition, Small Businesses are entitled to a bidding credit of 25%. The bidding credit operates as follows: if a qualifying Small Business submits a winning bid, the price it bids for the license is reduced by the bidding credit, and the reduced price is then eligible for the installment payment benefits applicable to such Small Business.

      SUMMARY OF ECONOMIC PREFERENCES FOR ENTREPRENEURS IN BLOCK C AUCTION

                     INSTALLMENT                               INTEREST RATE/                               BIDDING
                        PLAN                                    AMORTIZATION                                 CREDIT
                   ---------------  --------------------------------------------------------------------  ------------
Large Business          Yes        10-year treasury note rate plus 3.5%                                        n/a
Entrepreneur
                                   Principal and interest amortized over the 10-year license term

Business                Yes        10-year treasury note rate plus 2.5%                                       n/a
Entrepreneur
                                   Interest-only payments permitted in the first year and principal and interest amortized over remaining nine years of the license term

Small Business          Yes        10-year treasury note rate Interest-only payments permitted for the       25% bidding
                                   first six years and principal and interest amortized over the               credit
                                   remaining four years of the license term

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

    Successful bidders had 10 business days after the conclusion of the Block C Auction to file a long form application ("Form 600") for the markets purchased at the Auction. The Partnership timely filed its Form 600, and on July 2, 1996 filed an amendment to the Form 600. Following the filing of the original Form 600, the FCC issued a public notice which commenced a period during which any interested party could file a petition to deny the Partnership's Form 600. This period commenced on May 2, 1996 and ended on July 1, 1996. Two parties filed petitions to deny the award of any of the Licenses to the Partnership. See "The Partnership -- Petitions to Deny." Additionally, on July 11, 1996, the FCC issued a public notice commencing a second 30-day period (which ended on August 12, 1996) during which any interested party could file a petition to deny with respect to matters covered in the Partnership's July 2, 1996 amendment to its Form 600. A third petition to deny was filed during this second period. In the FCC's Order dated January 22, 1997, the FCC rejected the three petitions to deny and awarded the Partnership its Licenses. Any interested party, however, still has the right to file a motion asking the FCC to reconsider its decision, or appeal the FCC's decision to the United States Court of Appeals for the District of Columbia Circuit. On February 21, 1997, the SDE Trust filed the Petition for Reconsideration. See "The Partnership -- Transfer of the General Partnership Interest" and "The Partnership -- Petitions to Deny." The Partnership filed a response to the Petition for Reconsideration on March 6, 1997 and is vigorously defending its interests in this matter. The SDE Trust filed a reply on March 18, 1997. There is no statute or regulation prescribing the time period during which the FCC must act on the Petition for Reconsideration. Once the FCC acts on this petition, interested parties have a 30-day period to appeal the FCC's decision to the United States Court of Appeals for the District of Columbia.

    Entrepreneurs made an initial payment within five days of the end of the Auction to increase their up-front bidding deposit to 5% of the purchase price, net of bidding credits. They were required to pay an additional 5% of the net purchase price after the grant of license, with the remaining 90% payable in installments. If an Entrepreneur's initial up-front bidding deposit was in excess of 10% of the purchase price, the FCC returned the excess. As the Partnership was the high bidder for the 15 Licenses at an aggregate net bid price of $344,293,125, the Partnership, which had deposited $50 million at the commencement of the auction, received back approximately $12.3 million in excess payments from the FCC, after payment of approximately $4.5 million of bid withdrawal penalties assessed by the FCC. In addition, the Partnership paid to the FCC a forfeiture of $1 million with respect to actions subsequent to the Bidding Error. See "The Partnership -- Bidding Error" and "-- Omaha
Withdrawal."

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

    From January 26, 1995 through August 18, 1995, the Partnership raised $65,112,500 in its private placement (the "Private Placement") of 2,604.5 of its Units. Consistent with the terms of the Private Placement, the proceeds were used as follows: (i) 80% of the proceeds were used to bid for and make down payments on the PCS licenses the Partnership acquired, and to develop, own and operate these licenses and (ii) 20% of the proceeds were allocated for payment to Romulus Telecommunications, Inc., a Puerto Rico corporation ("Romulus"), for its services in preparing and filing of the Application and assisting the Partnership in bidding under the Services Agreement. See "Item 13 / / Payments to Romulus." One-half of such fee ($6,511,250) was non-refundable and was paid to Romulus prior to the commencement of the Auctions. The remaining one-half of such fee ($6,511,250) is held in a separate account controlled by Quentin L. Breen and Anthony T. Easton, and was intended to be paid to Romulus only if the Partnership was successful in acquiring at least one PCS license. The Partnership has filed suit in Puerto Rico, however, attaching the amount held in this account until resolution of the bidding error described below. Under the Services Agreement, had the Partnership been unsuccessful in obtaining a PCS license, the $6,511,250 held in the account would have been returned to the Partnership. If the Partnership License grants are reversed on reconsideration or appeal, the Partnership shall return to the holders of Units (the "Investors") their pro-rata investment (less the fee paid to Romulus and any other fees and expenses the Partnership may incur), without interest.

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


MARKET NAME                                                             POPULATION*      BID**        PRICE/POP**
----------------------------------------------------------------------  -----------  --------------  -------------
San Juan, PR                                                             2,170,250   $   84,687,825    $   39.02
Mayaguez-Aguadilla, PR                                                   1,325,600   $   29,400,075    $   21.75
Salt Lake City-Ogden, UT                                                 1,308,040   $   82,293,825    $   62.91
Logan, UT                                                                   79,420   $      276,825    $    3.49
Provo-Orem, UT                                                             269,410   $    6,678,075    $   24.79
Reno, NV                                                                   439,280   $   27,802,575    $   63.29
Fresno, CA                                                                 755,580   $   47,026,575    $   62.24
Bakersfield, CA                                                            543,480   $   26,941,575    $   49.57
Modesto, CA                                                                418,980   $   12,320,325    $   29.41
Visalia-Porterville, CA                                                    413,390   $    9,371,325    $   22.67
Redding, CA                                                                253,260   $    4,500,825    $   17.77
Merced, CA                                                                 192,710   $    3,532,575    $   18.33
Eureka, CA                                                                 142,580   $    1,181,325    $    8.29
Boise-Nampa, ID                                                            416,500   $    7,742,325    $   18.59



MARKET NAME                                                             POPULATION*      BID**        PRICE/POP**
----------------------------------------------------------------------  -----------  --------------  -------------
Lewiston-Moscow, ID                                                        110,030   $      537,075    $    4.88
Totals:                                                                  8,864,510   $  344,293,125    $   38.84

*   Based on the 1990 census figures used by the FCC.

** Gives effect to the 25% bidding credit to which the Partnership is eligible under FCC rules.

    The net cost of the Partnership's Licenses was $344,293,125. The Partnership made a down payment of 10% of the net cost, or approximately $34,429,312, and owes the federal government approximately $309,863,813, which amount is payable over 10 years, as follows. Interest only payments are required to be made for the first six years, at an interest rate of 6.5% per year. Interest (at 6.5% a year) and principal payments are required to be made during the seventh through the tenth year, when the loan must be paid off completely. In March 1997, the FCC issued an order suspending indefinitely interest payments on all Block C licenses; however, interest on the licenses will continue to accrue. The Partnership anticipates that interest payments on the cost of the Licenses will be approximately $20.2 million a year for the first six years and the entire $309,863,813 must be amortized during the remaining four years.

    Although the Partnership was awarded these Licenses, no assurance can be made that the Partnership ultimately will retain these Licenses. FCC Rules provide other parties the opportunity to file petitions to deny the licenses and three parties filed such petitions with respect to matters covered in the Partnership's original and amended Form 600 applications. See "The Partnership -- Petitions to Deny" below. The persons filing these petitions to deny had the right until February 21, 1997, to ask the FCC to reconsider its award of the Licenses to the Partnership or file claim in the United States Court of Appeals for the District of Columbia Circuit. On February 21, 1997, the SDE Trust filed the Petition for Reconsideration asking that the FCC reconsider its approval of the transfer of the Partnership's general partnership interest. The Partnership filed a response to the Petition for Reconsideration on March 6, 1997 and is vigorously defending its interests in these matters. The SDE Trust filed a reply on March 18, 1997. See "The Partnership -- Petitions to Deny."

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

TRANSFER OF THE GENERAL PARTNERSHIP INTEREST

    Based upon the Report and after discussions and consultations with FCC staff, Unicom's board of directors concluded that it was in the best interest of the Partnership and the Investors that the beneficial interests of Mr. Easton, or any members of his family, in Unicom be divested. Mr. Easton's wife, Susan D. Easton, is the beneficiary of the SDE Trust which owned shares in Unicom. Since Unicom and the SDE Trust were unable to come to an agreement on transferring such shares back to Unicom or to a third party, Unicom determined to sell its general partnership interest in the Partnership to SuperTel. On June 18, 1996, pursuant to an Asset Purchase Agreement, dated as of June 18, 1996, Unicom sold its general partnership interest in the Partnership to SuperTel for $100,000 by means of a nonrecourse 7% promissory note due in seven years.

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

    Except for Messrs. Easton and Breen, the officers and directors of SuperTel are the same as those of Unicom, other than Lawrence Odell and Nezam Tooloee, who were elected to the Board of Directors of SuperTel, and Patricia J. Jordan who was not reelected to Unicom's board of directors in the June 1996 stockholders meeting and who was not elected to the Board of Directors of SuperTel.

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

PETITIONS TO DENY

    On July 1, 1996, two parties filed petitions to deny the award of any Licenses to the Partnership. Susan D. Easton, the beneficiary of the SDE Trust, filed a petition maintaining that the Partnership should not receive any Licenses because the SDE Trust's interest in the Partnership was extinguished as described above. (Subsequently, the SDE Trust also filed the petition described below). In addition, an Investor, WillowRun, L.P., filed a petition stating that the Partnership should not receive any Licenses on grounds that the General Partner does not hold a 25% equity interest in the Partnership, and that the General Partner was not truthful with the FCC or in its disclosures to the Investors. In the alternative, WillowRun, L.P. requested that the FCC release records that it collected in connection with its investigation of the Bidding Error, fully inform the Investors of developments and extend the comment period for opposition to the award of any Licenses to the Partnership following release of such information. The Partnership filed an opposition statement to these two petitions on July 16, 1996.

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

    In its Order issued on January 22, 1997, the FCC rejected these petitions to deny and awarded the Partnership the Licenses. On February 21, 1997, the SDE Trust filed the Petition for Reconsideration requesting the FCC to reconsider the Notice and the Order. See "-- Bidding Error." The Petition for Reconsideration argues that the grounds upon which the FCC based the Notice and the Order should be corrected and clarified because, as written, the Notice and the Order could be misinterpreted to impute wrongdoing to the SDE Trust thereby jeopardizing a lawsuit filed by the SDE Trust against the Partnership, Unicom, the General Partner and certain of these entities' officers, directors, trustees and attorneys in California state court. See "Item 8." The Partnership filed a response to the Petition for Reconsideration on March 6, 1997 and is vigorously defending its interests in this matter. The SDE Trust filed a reply on March 18, 1997.

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

THE PARTNERSHIP'S PLAN OF OPERATION

    The Partnership's operations to date have focused on raising capital, preparing for and bidding in the Auctions, working to retain the Licenses it has been awarded, raising financing and conducting preliminary discussions with telecommunications equipment vendors and strategic service providers. The Partnership has no revenues (other than interest income) and is likely to incur operating losses after commencing commercial operations, until such time when its subscriber base generates revenue in excess of the Partnership's expenses. Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by other means than its revenues. Consequently, should the Partnership ultimately retain the Licenses, the Partnership will need additional debt or equity financing to hire and retain qualified key employees, pay accrued interest on the License debt, develop and construct the infrastructure necessary to operate complex wireless telephone systems, introduce and market a new range of service offerings on a commercial basis and otherwise operate its licensed PCS systems. The Partnership owes the federal government approximately $309,863,813 in connection with the acquisition of the Licenses, which is payable over 10 years. Interest only payments (at a rate of 6.5% a year) are required for the first six years, and interest (at a rate of 6.5% a year) and principal payments are required during the seventh through the tenth year, when the loan must be paid off completely. In March 1997, the FCC issued an order suspending indefinitely interest payments on all Block C licenses; however, interest on the licenses will continue to accrue. The Partnership anticipates that interest payments (or accruals) on this amount will be approximately $20.2 million a year for the first six years. In addition, the Partnership believes that the total equipment costs, including design and engineering, will approximate some $20 per POP acquired. The Partnership may also need as much as $13 per POP to cover negative cash flow from initial operations and other start-up costs before it becomes profitable. Accordingly, as the Partnership was awarded Licenses in 15 markets with approximately 8.8 million POPs (based on 1990 population statistics used by the FCC), and, therefore, based on the cost estimations, the Partnership will need approximately $290 million in additional financing over the next three years.

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

    The Partnership plans to begin prompt construction of its PCS systems. The Partnership is conducting a series of meetings with major Wall Street investment firms to discuss its long term capital requirements. Although no assurances can be made that the Partnership will be successful, it is anticipated that the Partnership will complete a round of third-party financing in the future. This financing will be used as working capital. The Partnership also has commenced a capital call to raise up to approximately $2 million from its Investors to increase its equity base thereby becoming more attractive to new investors.

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

    On April 14, 1997, the Partnership formed three Delaware limited liability companies: CommClear, LLC; ClearCorp, LLC; and ClearComm West, LLC. The Partnership is the sole member of these three entities. The Partnership may, at some future date, transfer its western

U.S. Licenses to ClearComm West, LLC which would develop the Partnership's business in the markets which cover these Licenses. Also on April 14, 1997, ClearCorp, LLC and CommClear, LLC formed a Delaware general partnership, ClearComm de Puerto Rico. The Partnership may transfer its two Puerto Rico Licenses to ClearComm de Puerto Rico which would develop the Partnership's business in Puerto Rico. Transfer of any Licenses will only occur after the Partnership receives all requisite FCC approvals.

ITEM 2. PROPERTIES

    The Partnership did not own any property as of the end of fiscal year ended December 31, 1996, and as of June 30, 1997, the Partnership has not acquired any property. The Partnership sublets its principal offices in California from its General Counsel at no charge.

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

    On January 27, 1997, in the Superior Court of the State of California for the County of San Mateo, the trustee of the SDE Trust filed a complaint for damages of $300 million and equitable relief against Unicom, the General Partner, the Partnership and certain officers and directors, trustees of trusts holding Unicom shares and attorneys for breach of fiduciary duty arising out of an alleged conspiracy among the defendants to attempt to unlawfully purchase the Unicom shares held by the SDE Trust for the personal gain of Unicom shareholders. The Partnership denies engaging in any unlawful activity in connection with the Unicom shares held by the SDE Trust. On
April 7, 1997, the Partnership filed a motion to move this case to Puerto Rico on grounds of forum non conveniens.

    In addition, the Partnership was subject to three petitions to deny the award of any of the Licenses to the Partnership. Although the FCC denied these petitions on January 22, 1997, on February 21, 1997 the SDE Trust filed a petition asking that the FCC reconsider its statements regarding the transfer of the Partnership's general partnership interest. See "Item 1 -- Petitions to Deny." On March 6, 1997, the Partnership filed a response with the FCC to this petition and the SDE Trust filed a reply on March 18, 1997.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    None.

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
        EQUITY AND RELATED STOCKHOLDER MATTERS

    Between September 30, 1996 and January 27, 1997, the Partnership conducted a capital call, in which it sold to its existing Investors one-fifth Units at a price of $5,000 per one-fifth Unit. The Partnership sold 798.5 one-fifth Units to its existing Investors for an aggregate price of $3,992,500. Five one-fifth Units are the equivalent of one Unit.

    In addition, on March 26, 1997, the Partnership commenced a second capital call in which it is offering to its existing Investors one-fifth Units at a price of $6,000 per one-fifth Unit. As of June 30, 1997, the Partnership has sold 146 one-fifth Units for an aggregate price of $876,000. This capital call is expected to be terminated on September 1, 1997, unless extended by the General Partner. Five one-fifth Units are the equivalent of one Unit.

    These offerings were made in reliance upon, among others, the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D of the Rules and Regulations of the Securities and Exchange Commission for an offer and sale of securities which do not involve a public offering. The sales qualify as an exempt offering under Rule 506 of Regulation D because all of the Investors, other than one, are Accredited Investors as defined by Regulation D.

    There is no trading market for the Units, and it is unlikely that a trading market will exist at any time in the future. Any transfer of the Units is severely restricted by certain conditions outlined in the Partnership Agreement, and requires the consent of the General Partner which can be withheld in the General Partner's sole reasonable discretion.

    As of June 30, 1997, only the General Partner holds a general partnership interest and 1,634 Investors hold an aggregate of 2,790.4 Units of limited partnership interest.

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

ITEM 6. SELECTED FINANCIAL DATA

    Selected Financial Data for the years ended December 31, 1995 and December 31, 1996

    The following tables summarize selected financial data of the Partnership from the period from inception (January 24, 1995) to December 31, 1995, and from January 1, 1996 to December 31, 1996. The table should be read in conjunction with the more detailed financial statements contained in Item 8 below.

STATEMENT OF OPERATIONS DATA

                                                                             JANUARY 24, 1995
                                                                            (DATE OF INCEPTION)
                                                                                    TO
                                                                             DECEMBER 31, 1995   DECEMBER 31, 1996
                                                                            -------------------  -----------------
Total Revenues:
  Interest Earnings.......................................................     $   1,469,099       $      66,767
Total Expenses:
  Consulting and legal services rendered by related parties...............         6,756,250(1)          744,862
  Management Fee to General Partner.......................................           513,288             424,334
  Other Legal Fees........................................................           368,704           1,283,356
  Miscellaneous Consulting Services.......................................           325,604             557,353
  Travel..................................................................           118,850             282,890
  Insurance...............................................................            32,000             133,784
  Other Administrative Expenses...........................................            68,769             183,890
  Omaha Withdrawal Fee....................................................                             1,257,771
  Norfolk Bid Withdrawal..................................................                             3,273,374
  Forfeiture Imposed by FCC...............................................                             1,000,000
                                                                            -------------------  -----------------
Subtotal:.................................................................     $   8,183,465       $   9,141,614
                                                                            -------------------  -----------------
Net Income (Loss).........................................................     $  (6,714,366)      ($  9,074,847)
                                                                            -------------------  -----------------
                                                                            -------------------  -----------------
Net Income (Loss) Attributable to General Partner.........................     $  (1,678,592)      ($  2,268,712)
                                                                            -------------------  -----------------
                                                                            -------------------  -----------------
Net Income (Loss) Attributable to Unitholders
  ($1,933,49) in 1995 and ($2,609.71) in
   1996 per Unit respectively)............................................     ($  5,035,774)       ($ 6,806,135)
                                                                            -------------------  -----------------
                                                                            -------------------  -----------------

------------------------

(1) Includes payments of $6,511,250 to Romulus for its services in preparation of the Application and bidding at Auctions, see "Item 13 -- Payments to Romulus," and other consulting fees.

BALANCE SHEET DATA

                                                                                                     PRO-FORMA
                                                                                                    DECEMBER 31,
                                                             DECEMBER 31, 1995  DECEMBER 31, 1996     1996(1)
                                                             -----------------  -----------------  --------------
ASSETS:

Cash and Cash Equivalents..................................    $   2,727,541      $   2,492,851    $   13,532,394

Prepaid Expenses...........................................           96,000            100,538           100,538

Deposits...................................................       50,000,000         45,468,855                 0

Restricted Cash(2).........................................        6,511,250          6,511,250                 0

Equipment Net..............................................                0             14,535            14,535

PCS Licenses...............................................                                           344,293,125

Total:.....................................................    $  59,334,791      $  54,588,029    $  357,940,592
                                                             -----------------  -----------------  --------------
                                                             -----------------  -----------------  --------------
LIABILITIES AND PARTNERS CAPITAL:

Accounts Payable and Accrued

Liabilities................................................    $     836,657      $   2,287,242    $    2,287,242

License Loan Payable.......................................                                           309,863,813

Unitholders' Equity (2,604.5 Units in 1995 and 2,719.6
  Units in 1996; and 1 general partnership interest).......       58,498,134         52,300,787        45,789,537

Total:.....................................................    $  59,334,791      $  54,588,029    $  357,940,592
                                                             -----------------  -----------------  --------------
                                                             -----------------  -----------------  --------------
Book Value Per Unit........................................    $      22,452      $      19,224    $       16,831
                                                             -----------------  -----------------  --------------
                                                             -----------------  -----------------  --------------

------------------------

(1) The pro forma financial data gives effect to the Partnership's receipt of the Licenses, which were granted by the FCC on January 22, 1997, the related liability and the refunding of a portion of the Partnership's deposit by the FCC. As a result of the grant of the Licenses, the Partnership became liable to Romulus for $6,511,250, which amount has been attached in connection with the Partnership's lawsuit against Romulus.

(2) Partnership has filed suit attaching this amount which will be released after resolution of the Partnership's lawsuit against Romulus.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The Partnership was formed in January 1995 and is managed by the General Partner. The Partnership was organized to acquire, own and operate PCS licenses in frequency Blocks C and F, and to take advantage of the benefits that the FCC has set aside for Entrepreneurs. The Partnership's income to date has consisted only of interest earnings as the Partnership was awarded the Licenses on January 27, 1997 and has not yet established operations.

Results of Operations--1996 Compared to 1995

REVENUES

    The Partnership's sole source of revenue continued to be interest income for the year ended December 31, 1996. In 1995, the Partnership had interest earnings of $1,469,099. Interest income for this year was $66,767. Interest income in 1995 was greater because the Partnership had invested the capital contributions of its Investors until it placed its $50 million deposit with the FCC in November 1995.

EXPENSES

    Expenses for the year ended December 31, 1996 totaled $9,141,614. This amount included an accrual for $424,334 of expenses to be reimbursed to the General Partner, including its management fee. Pursuant to the original Partnership Agreement, the management fee was 1% of the Partnership's gross assets plus reasonable costs and expenses in managing the Partnership. The General Partner then amended the Partnership Agreement to reduce the management fee to all reasonable costs and expenses in managing the Partnership, plus 10% of such amount. Subsequent to the issuance of the Partnership's 1995 financial statements, the General Partner determined that the management fee was not contingent upon the Partnership making a down payment to the FCC to purchase a License, but should have been accrued in the 1995 financial statements. This management fee, approximately $513,000, was accrued in 1995, and the Partnership's 1995 financial statements were restated to reflect this accrual. As a result, in 1995 the Partnership's loss increased by approximately $513,000.

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

    On March 26, 1997, the Partnership commenced a second capital call to raise up to an additional $2 million by offering to its existing Investors one-fifth Units at a price of $6,000 per one-fifth Unit. As of June 30, 1997, the Partnership has sold 146 one-fifth Units for an aggregate price of $876,000. This capital call is expected to terminate on September 1, 1997, unless extended by the General Partner. In addition, the Partnership is continuing to seek additional capital for purposes of developing the Licenses. The Partnership's efforts to raise additional capital to develop Licenses is dependent upon whether the Partnership retains any of the Licenses. Failure to retain its Licenses or the failure to prevail in the litigation to which the Partnership is subject will have a material adverse impact on the Partnership's business and operations. Although no assurance can be made, the Partnership expects to raise the additional amounts it needs to develop the Licenses it retains. The Partnership currently estimates it will need to raise approximately $290 million over the next three years to develop all of the Licenses. In addition, the Partnership owes the federal government approximately $309,863,813 in connection with the acquisition of the Licenses. Although no assurances can be made, the Partnership expects to prevail in the litigation in which it is a party. See "Item 3."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


FINANCIAL STATEMENTS                                                                                            PAGE
-----------------------------------------------------------------------------------------------------------     -----
ClearComm, L.P.
Report of Independent Accountants                                                                                    26
Statements of Assets, Liabilities and Partners' Capital for fiscal years ended December 31, 1995 and
  December 31, 1996                                                                                                  27
Statement of Revenues and Expenses for fiscal years ended
December 31, 1995 and December 31, 1996                                                                              29
Statement of Cash Flows for fiscal years ended December 31, 1995 and December 31, 1996                               30
Statement of Changes in Partners' Capital Accounts for fiscal years ended December 31, 1996                          32
Notes to Financial Statements                                                                                        33

SuperTel Communications Corp.
-----------------------------
Report of Independent Accountants                                                                                    39
Balance Sheet, December 31, 1996                                                                                     40
Statement of Revenues and Expenses from inception to December 31, 1996                                               41
Statement of Cash Flows from inception to December 31, 1996                                                          42
Notes to Financial Statements                                                                                        43

                                CLEARCOMM, L.P.

                        (a development stage enterprise)

                        REPORT AND FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of ClearComm, L.P.

In our opinion, the accompanying statement of assets, liabilities and partners' capital, and the related statements of revenues and expenses, of cash flows and of changes in partners' capital accounts, after the restatement described in Note 7, present fairly, in all material respects, the financial position of ClearComm, L.P. (formerly PCS 2000, L.P.) (the Partnership), a development stage enterprise, at December 31, 1996 and 1995 and the results of its operations and its cash flows for the year ended December 31, 1996 and for the periods from inception (January 24, 1995) through December 31, 1995 and December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE
San Juan, Puerto Rico
February 7, 1997

                                CLEARCOMM, L.P.
                        (a development stage enterprise)

                      STATEMENT OF ASSETS, LIABILITIES AND

                               PARTNERS' CAPITAL

                                                                  DECEMBER 31, 1996          DECEMBER 31,
                                                                  -----------------  ----------------------------
                                                                      PRO FORMA          1996           1995
                                                                      ---------          ----           -----
                                                                     (UNAUDITED)
                                                                      (NOTE 8)
                                                                  -----------------  -------------  -------------
                                   ASSETS
Current assets:
 Cash and cash equivalents......................................   $    13,532,394   $   2,492,851  $   2,727,541
 Prepaid expenses...............................................           100,538         100,538         96,000
 Other current assets--FCC deposit..............................                        45,468,855
                                                                  -----------------  -------------  -------------
  Total current assets..........................................        13,632,932      48,062,244      2,823,541
Restricted cash--escrow account.................................                         6,511,250      6,511,250
FCC deposits....................................................                                       50,000,000
PCS licenses....................................................       344,293,125        --             --
Other assets....................................................            14,535          14,535
                                                                  -----------------  -------------  -------------
                                                                   $   357,940,592   $  54,588,029  $  59,334,791
                                                                  -----------------  -------------  -------------
                                                                  -----------------  -------------  -------------
                         LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Bank overdraft.................................................                                    $      46,173
 Payable to FCC.................................................   $     1,000,000   $   1,000,000
 Accounts payable and accrued liabilities.......................           204,927         204,927        130,634
 Accounts payable for legal fees................................           440,847         440,847
 Accounts payable to related parties............................           641,468         641,468        659,850
                                                                  -----------------  -------------  -------------
  Total current liabilities.....................................         2,287,242       2,287,242        836,657
                                                                  -----------------  -------------  -------------
Payable to FCC..................................................       309,863,813
                                                                  -----------------  -------------  -------------
Contingency (Note 10)

Partners' capital:
 Limited partners' capital (2,719.6 units issued and outstanding
   in 1996 and 2,604.5 in 1995).................................        67,990,000      67,990,000     65,112,500
General partner's capital.......................................           100,000         100,000        100,000

                                                                  DECEMBER 31, 1996          DECEMBER 31,
                                                                  -----------------  ----------------------------
                                                                      PRO FORMA          1996           1995
                                                                      ---------          ----           -----
                                                                     (UNAUDITED)
                                                                      (NOTE 8)
                                                                  -----------------  -------------  -------------

Undistributed losses accumulated during development stage.......       (22,300,463)    (15,789,213)    (6,714,366)
                                                                  -----------------  -------------  -------------
  Total partners' capital.......................................        45,789,537      52,300,787     58,498,134
                                                                  -----------------  -------------  -------------
  Total liabilities and partners'capital........................   $   357,940,592   $  54,588,029  $  59,334,791
                                                                  -----------------  -------------  -------------
                                                                  -----------------  -------------  -------------

         The accompanying notes are an integral part of this statement.

                                CLEARCOMM, L.P.

                        (a development stage enterprise)

                      STATEMENT OF REVENUES AND EXPENSES

                                                                   JANUARY 24, 1995      JANUARY 24, 1995
                                                YEAR ENDED          (INCEPTION) TO        (INCEPTION) TO
                                             DECEMBER 31, 1996     DECEMBER 31, 1995     DECEMBER 31, 1996
                                             -----------------     -----------------     -----------------
Revenues:
 Interest income........................         $   66,767             $1,469,099          $ 1,535,866
                                                 ----------             ----------          -----------
Expenses:
 Consulting and legal services rendered
  by related parties....................            744,862              6,756,250            7,501,112
 Management fee to General Partner......            424,334                513,288              937,622
 Other legal fees.......................          1,283,356                368,704            1,652,060
 Miscellaneous consulting services......            557,353                325,604              882,957
 Travel.................................            282,890                118,850              401,740
 Insurance..............................            133,784                 32,000              165,784
 Other administrative expenses..........            183,890                 68,769              252,659
 Bid withdrawal penalty (Omaha,
  Nebraska).............................          1,257,771                                   1,257,771
 Bid withdrawal penalty (Norfolk,
  Virginia).............................          3,273,374                                   3,273,374
 Forfeiture imposed by FCC..............          1,000,000                                   1,000,000
                                                 ----------             ----------          -----------
                                                  9,141,614              8,183,465           17,325,079
                                                 ----------             ----------          -----------
Net loss...............................          $9,074,847             $6,714,366          $15,789,213
                                                 ----------             ----------          -----------
                                                 ----------             ----------          -----------

Net loss attributable to general
 partner................................         $2,268,712             $1,678,592
                                                 ----------             ----------
                                                 ----------             ----------

Net loss attributable to limited
 partners ($2,609.71 and $1,933.49 per
 limited partnership unit in 1996 and
 1995, respectively)....................         $6,806,135             $5,035,774
                                                 ----------             ----------
                                                 ----------             ----------

         The accompanying notes are an integral part of this statement.

                                CLEARCOMM, L.P.

                        (a development stage enterprise)

                           STATEMENT OF CASH FLOWS

                                                                   JANUARY 24, 1995      JANUARY 24, 1995
                                                YEAR ENDED          (INCEPTION) TO        (INCEPTION) TO
                                             DECEMBER 31, 1996     DECEMBER 31, 1995     DECEMBER 31, 1996
                                             -----------------     -----------------     -----------------
Cash flows from operating
 activities -Net loss..................         ($9,074,847)          ($ 6,714,366)         ($15,789,213)
                                                ------------          -------------         -------------

Adjustments to reconcile net loss for
 the period to net cash used by
 operating activities:
  Increase in prepaid expenses..........             (4,538)               (96,000)             (100,538)
  (Decrease) increase in bank
   overdraft............................            (46,173)                46,173
  Increase in payable to FCC............          1,000,000                                    1,000,000
  Increase in accounts payable and
   accrued liabilities..................             74,293                130,634               204,927
  Increase in accounts payable for
   legal fees...........................            440,847                                      440,847
  (Decrease) increase in accounts
    payable to related parties..........            (18,382)               659,850               641,468
                                                ------------          -------------         -------------

    Total adjustments...................          1,446,047                740,657             2,186,704
                                                ------------          -------------         -------------

    Net cash used by operating
     activities.........................         (7,628,800)            (5,973,709)          (13,602,509)
                                                ------------          -------------         -------------

Cash provided (used) by flows investing
 activities:
  FCC auction deposit...................                               (50,000,000)          (50,000,000)
  Bid withdrawal payment................          4,531,145                                    4,531,145
  Other assets..........................            (14,535)                                     (14,535)
                                                ------------          -------------         -------------

    Net cash provided (used) by investing
     activities.........................          4,516,610            (50,000,000)          (45,483,390)
                                                ------------          -------------         -------------

Cash flows from financing activities:
  Capital investment by partners........          2,952,500             65,212,500            68,165,000
  Capital repurchased from partner......            (75,000)                                     (75,000)
  Restricted cash.......................                                (6,511,250)           (6,511,250)
                                                ------------          -------------         -------------

    Net cash provided from financing
     activities.........................          2,877,500             58,701,250             61,578,750
                                                ------------          -------------         -------------

Net (decrease) increase in cash.........           (234,690)             2,727,541             2,492,851

Cash and cash equivalent at beginning






 beginning of period....................          2,727,541
                                                ------------          -------------         -------------
Cash and cash equivalents
 at end of period.......................         $2,492,851            $ 2,727,541           $ 2,492,851
                                                ------------          -------------         -------------
                                                ------------          -------------         -------------

         The accompanying notes are an integral part of this statement.

                                CLEARCOMM, L.P.

                        (a development stage enterprise)

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS

                                                 LIMITED PARTNERS           GENERAL          TOTAL
                                             UNITS             AMOUNT       PARTNER
                                             ------------------------       -------          -----
Capital invested..........................   2,604.5      $65,112,500      $   100,000    $65,212,500
Share of undistributed losses.............                 (5,035,774)      (1,678,592)    (6,714,366)
                                             --------     -------------    -------------  ------------

Balance (deficit) at December 31, 1995....   2,604.5       60,076,726       (1,578,592)    58,498,134

Repurchase of limited partners units......      (3.0)         (75,000)                        (75,000)
Capital invested in 1996..................     118.1        2,952,500                       2,952,500
Share of undistributed losses.............                 (6,806,135)      (2,268,712)    (9,074,847)
                                             -------       -----------     ------------    -----------

Balance (deficit) at December 31, 1996....   2,719.6      $56,148,091      ($3,847,304)   $52,300,787
                                             -------      -----------      ------------   ------------
                                             -------      -----------      ------------   ------------

         The accompanying notes are an integral part of this statement.

                                CLEARCOMM, L.P.

                        (a development stage enterprise)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--REPORTING ENTITY AND SUMMARY OF
        SIGNIFICANT ACCOUNTING POLICIES:

ClearComm, L.P. (formerly PCS 2000, L.P.) (the Partnership), a development stage enterprise, is a limited partnership organized on January 24, 1995 under the laws of the State of Delaware. The Partnership was formed to file applications with the Federal Communications Commission ("FCC") under personal communications service ("PCS") frequency Block C, originally restricted to minorities, small businesses and designated entities, to become a provider of broadband PCS, a new telecommunications technology. The Partnership will terminate on December 31, 2005, or earlier upon the occurrence of certain specified events as detailed in the Partnership Agreement. The Partnership has not yet generated revenues from commercial operations.

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

NOTE 2--FINANCING REQUIREMENTS:

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

NOTE 3--BID WITHDRAWAL PAYMENT AND PENALTY:

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

NOTE 4--RESTRICTED CASH:

As of December 31, 1996, restricted cash amounting to $6,511,250 is held in trust for Romulus and is restricted for payment of all services related to the auction process. The amount is payable only if the Partnership obtains at least one PCS license. However, the Partnership has obtained a Court Order attaching this amount as a result of a lawsuit more fully explained in
Note 10.

NOTE 5--FCC DEPOSITS:

This account represents the deposits placed with the FCC to participate in the auctions for the licenses mentioned above. The deposits will be partly used for the downpayment of the licenses to be acquired.

NOTE 6--PARTNERS' CAPITAL:

At December 31, 1995, the limited partners' capital was composed of 2,604 1/2 units distributed among approximately 1,600 limited partners. In 1996, the Partnership repurchased 3 units from a limited partner and sold to its limited partners 590.5 one-fifth units. As a result the limited partners' capital at December 31, 1996 consists of 2,601.5 units and 590.5 one-fifth units.

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

NOTE 7--RELATED PARTY TRANSACTIONS:

In 1996, the Partnership incurred legal and consulting expenses paid to limited partners and members of the Board of Directors amounting to approximately $745,000 (1995--$245,000).

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

NOTE 8--LICENSES:

On January 22, 1997, the Partnership was granted the Broad Band PCS C block licenses. This resulted in recognizing the cost of the licenses of $344,293,125 and the related liability of $309,863,813. The down payment, or 10% of the bid amount, was deducted by the FCC from the deposits held, along with $4,531,145 for bid withdrawal payments assessed by the FCC (see Note 3). The FCC deposits returned to the Partnership amounted to $11,039,543.

As a result of obtaining the licenses, the Partnership became liable for services provided by Romulus as discussed in Note 4. However, management is challenging in court the payment of such fees (See Notes 3 and 10).

The pro forma effects of obtaining the licenses are reflected on the unaudited pro forma balance sheet as if the licenses had been granted on December 31, 1996.

NOTE 9--INCOME TAX:

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

These expenses will be amortized over a period not exceeding 10 years. The taxable income for the partners is determined as follows:

                                           1996         1995
                                       ------------  -----------
  Net loss per books.................  ($9,074,846)  ($6,714,366)
  Add--Operating expenses deferred
   until a PCS license is assigned
   to the Partnership................    9,141,613     8,183,465
                                       ------------  -----------
  Taxable income.....................   $   66,767    $1,469,099
                                       ------------  -----------
                                       ------------  -----------

There are no other significant differences between taxable income for the partners and the net loss reported in the statement of revenues and expenses.

NOTE 10--CONTINGENCY:

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

                         SUPERTEL COMMUNICATIONS CORP.

                        REPORT AND FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
SuperTel Communications Corp.


In our opinion, the accompanying balance sheet and the related statements of loss and deficit and of cash flows present fairly, in all material respects, the financial position of SuperTel Communications Corp. at December 31, 1996 and the results of its operations and its cash flows for the period from inception on June 7, 1996 to December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE
San Juan, Puerto Rico
February 7, 1997

                         SUPERTEL COMMUNICATIONS CORP.

                                 BALANCE SHEET

                               DECEMBER 31, 1996

                                     ASSETS

Assets:
       Cash................................................  $  8,237
       Accounts receivable from affiliated company.........   101,954
                                                             --------

                   Total assets............................  $110,191
                                                             --------
                                                             --------

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:
       Accounts payable to officers and directors.........  $ 63,304
       Accounts payable to affiliated company.............    30,997
       Income tax payable.................................     3,277
       Note payable to affiliate..........................   100,000
                                                            --------
                   Total liabilities......................   197,578
                                                            --------

Stockholders' deficiency:
       Common stock, no par value, 1,000 shares authorized;
        1,000 shares issued and outstanding                    1,000
       Accumulated deficit.................................  (88,387)
                                                            ---------

                   Total stockholders' deficiency..........  (87,387)
                                                            ---------

Total liabilities and stockholders' deficiency............. $110,191
                                                            --------
                                                            --------

         The accompanying notes are an integral part of this statement.

                         SUPERTEL COMMUNICATIONS CORP.

                 STATEMENT OF REVENUES AND EXPENSES AND DEFICIT

                 FOR THE PERIOD FROM INCEPTION ON JUNE 7, 1996

                              TO DECEMBER 31 1996

Revenues:
      Management fees....................................  $ 205,036
                                                           ---------
Expenses:
      Directors' fees....................................    112,000
      Salaries...........................................     29,167
      Travel expenses....................................     27,658
      Interest expense...................................      3,749
      Other general and administrative expenses..........     17,572
                                                            ---------
                   Total expenses........................    190,146
                                                            ---------

Income before loss on investment and income taxes........     14,890

Loss on investment in partnership........................   (100,000)
                                                            ---------
                                                             (85,110)

Provision for income taxes...............................     (3,277)
                                                            ---------

Net loss and deficit at December 31, 1996.................  ($ 88,387)
                                                            ---------
                                                            ---------

         The accompanying notes are an integral part of this statement.

                         SUPERTEL COMMUNICATIONS CORP.

                            STATEMENT OF CASH FLOWS

                   FOR THE PERIOD FROM INCEPTION JUNE 7, 1996

                              TO DECEMBER 31, 1996

Cash flows from operating activities:
    Net loss........................................  ($88,387)
    Adjustments to reconcile net income to net cash
     provided by operating activities: Loss on
     investment in subsidiary.......................   100,000
         Increase in accounts receivable-trade......  (101,954)
         Increase in accounts payable and accruals..    97,578
                                                      ---------

                   Total adjustment.................    95,624
                                                      ---------

Net cash from operating activities..................     7,237

Cash flows provided by financing activities -
      Proceeds from issuance of common stock........     1,000
                                                      ---------
Net increase in cash and
      cash equivalents at end of the period.........  $  8,237
                                                      ---------
                                                      ---------

         The accompanying notes are an integral part of this statement.

                         SUPERTEL COMMUNICATIONS CORP.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--REPORTING ENTITY AND SUMMARY OF
        SIGNIFICANT ACCOUNTING POLICIES:

REPORTING ENTITY

SuperTel Communication Corp. (the "Company") was organized on June 7, 1996 under the laws of Puerto Rico. It was created to serve as General Partner of ClearComm, L.P. (formally PCS 2000 L.P.) (the "Partnership"), a development stage enterprise.

On June 18, 1996, the Company acquired the general partnership interest in the Partnership from Unicom Corporation ("Unicom") for $100,000 by means of a nonrecourse promissory note. The stockholders, officers and directors of the Company are essentially the same as those of Unicom. All stockholders of Unicom received the same number of shares of the Company that they previously held in Unicom except for shares held by two trusts for the benefit of the respective families of two former directors of Unicom. The transfer is the subject of a lawsuit brought by a trust that is a substantial shareholder of Unicom, and whose sole beneficiary is the wife of a former director. The Company is vigorously defending its position in this case; it believes it has meritorious defenses to such suit and that the outcome of such suit will not adversely affect the financial position and future operations of the Company.

During 1996, most of the Company's transactions were related to the administration of the Partnership, a limited partnership organized on February 14, 1995 under the laws of the State of Delaware, for which the Company has served as the general partner since June 18, 1996. The Partnership is engaged in the acquisition of licenses from the Federal Communications Commission ("FCC") to serve as provider of Personal Communications Services ("PCS"). The Company is entitled to 25% of all distributions made by the Partnership.

The accounting and reporting policies of the Company conform to generally accepted accounting principles. The following summarizes the most significant accounting policies followed in the preparation of the accompanying financial statements:

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

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

CASH EQUIVALENTS

The Company considers highly liquid investments with maturity of three months or less, at the time of purchase, to be cash equivalents. No cash equivalents were held by the Company at December 31, 1996.

INVESTMENT IN PARTNERSHIP

The investment in the Partnership represents an investment of the Partnership amounting to $100,000. The Company accounts for the investment in the Partnership using the equity method. As of December 31, 1996, the Company's investment in the undistributed losses of the Partnership amounted to approximately $3,847,000, therefore, the carrying value of its investment was written down to zero.

NOTE 2--RELATED PARTY TRANSACTIONS:

The partnership agreement of the Partnership, as amended, provides for payment of a management fee to its general partner, equal to the reasonable costs of operating the business of the Partnership, plus 10% of such aggregate amount, which fee shall be payable monthly, on the first day of each month during the year. Expenses reimbursed include, but are not limited to, compensation costs, and expenses related to officers, directors, and employees in the performance of their duties. During 1996, fees billed amounted to approximately $205,000.

All other related party transactions are advances from / to affiliated companies made in the ordinary course of business.

NOTE 3--NOTE PAYABLE:

Note payable consists of a nonrecourse promissory note due to an affiliate amounting to $100,000, bearing interest at 7%, and due on June 18, 2003.

NOTE 4--INCOME TAX:

Under the provisions of the Puerto Rico tax law, the loss on the investment in partnership is not deductible until it is finally determined that the investment is worthless.

NOTE 5--CAPITAL:

The Company is authorized to issue 2,000 shares, which shall be divided into 1,000 shares of restricted voting common stock without par value and 1,000 shares of restricted non-voting preferred stock without par value. The preferred shares are divided into classes, from A to J with 100 shares each class and upon their issuance the Company has the option to redeem them at their issuance price plus accrued dividends. At December 31, 1996 none of the preferred shares had been issued.

NOTE 6--SUPPLEMENTAL CASH FLOW INFORMATION:

During the year, the Company issued a nonrecourse promissory note amounting to $100,000 (See Note 3) to acquire the investment in the Partnership.

NOTE 7--BID WITHDRAWAL PAYMENT AND PENALTY:

In 1996, the Partnership, through its bidding agent, inadvertently submitted an erroneous bid for one of the licenses being auctioned. Although the Partnership withdrew the bid immediately, the FCC could have imposed a very substantial penalty for withdrawal of the then highest submitted bid, which penalty is based on the difference between the bid withdrawn and the eventual highest bid. The Company filed a petition for a waiver of the penalty or, in the alternative, a substantial reduction in the penalty amount, as the FCC's rules were intended to deter frivolous and manipulative bids, and not errors.

On December 20, 1996, the FCC issued an order (the "Order") resolving the Partnership's request for waiver of the related bid withdrawal payment for the license applicable to Round 11 of the Broad Band PCS C Block auction for which the FCC ordered the Partnership to pay a penalty of approximately $3,300,000. This Order also assessed a bid withdrawal payment of approximately $1,258,000 for license B332 (Omaha, Nebraska) for the Broad Band PCS C block auction. In accordance with the Order, these amounts were deducted from the Partnership's deposit with the FCC. In addition to the December 20, 1996 order, the FCC issued a Notice of Apparent Liability for Forfeiture dated January 22, 1997, finding the Partnership liable for $1,000,000 for misrepresentations made to the FCC by its bidding agent. It is the Partnership's intention to recover this and other expenses related to the bidding error from its former bidding agent.

As a result of the assessment made and penalty imposed by the FCC, the Partnership and its General Partner filed, on June 6, 1996, an action for damages against Romulus Telecommunications, Inc. (bidding agent) and one of its directors, wherein they seek reimbursement for the defendants' gross negligence and subsequent fraudulent acts in covering up an error in bidding in the January 23, 1996 FCC auction for certain telecommunication market. In connection with this case, the Partnership has attached the $6.5 million deposited in the name of Romulus Telecommunications, Inc. ("Romulus") with a local bank and posted $25,000 bond pursuant to such order. Romulus and its director have both filed separate requests for arbitration. The Partnership has filed for dismissal of these proceedings. Management is pursuing this matter vigorously and is confident that its position will prevail.

NOTE 8--CONTINGENCY:

In mid 1996, Romulus's director and his wife filed declaratory relief actions against the Company in regard to the respective rights and duties revolving around the erroneous bid submitted on behalf of the Partnership to the FCC in connection with PCS licenses (See Note 7).

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

Management believes that the outcome of these lawsuits will not have an adverse effect on the Company's financial condition or results of operations.

NOTE 9--SUBSEQUENT EVENTS:

On January 22, 1997 the Partnership was granted the 15 Broad Band PCS C block licenses for which it has been the high bidder in the PCS auctions which remained pending at December 31, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

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

    Gary H. Arizala, Director, age 58, is an entrepreneur and successful businessman. Mr. Arizala has extensive experience in the cellular telephone industry serving as chairman of United Cellular Associates from 1988 to the present and of Aikane Cellular from 1991 to the present. In these capacities he directed the executive committee activities to oversee the development of the ME-3 RSA cellular telephone system which was successfully acquired by Telephone & Data Systems in early 1994. In 1972 Mr. Arizala founded Alphabetland Preschool and Kindergarten, which he owns and operates. Alphabetland provides high-quality child care and preschool education ser- vices to 400 to 500 families annually through five child care centers located on Oahu, Hawaii, and employs approximately 90 people. From 1963 to 1971, Mr. Arizala was an assistant civil engineer with the State of California responsible for utilities relocation for the State Water Project. His duties included negotiating plans and agreements with Southern California Edison, Southern California Gas, the United State Forest Service among other major private and public organizations. He is on the Guardian Advisory Council of the National Federation of Independent Businesses, and an active member of the Chamber of Commerce and Small Business Hawaii organizations. Mr. Arizala holds a B.S. in Civil Engineering from the University of Hawaii (1963).

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

    Lawrence Odell, Director and Secretary, age 47, is the co-managing partner of Puerto Rico's third largest law firm with substantial expertise in the fields of corporate finance, administrative law, securities and banking. He is a member of the Trial Lawyers Association of America, served as a member of the Inter-American Law Review from 1973 to 1974, and has written for that publication in the past. He holds a B.A. (1971) and a J.D. (1974) from the Inter-American University of Puerto Rico, and an LL.M. in labor law from New York University (1975). Mr.

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

    James T. Perry, Director, age 64, is a successful entrepreneur and businessman with substantial experience in the real estate and retail foods industries. From 1987 to the present, he has been general partner of Telenode Rincon, the original owner and developer of the RSA cellular telephone system for PR-1, which was successfully acquired by Cellular Communications, Inc., as well as managing other cellular telephone and telecommunications holdings. From 1959 to 1975, Mr. Perry was the president and/or owner of several successful licensed real estate firms including United Realty Group, Milwaukee, the largest black-owned real estate firm in Wisconsin, and Perry and Sherard Realty, Milwaukee, which specialized in rehabilitating and selling between 75 to 100 properties per year utilizing a staff of approximately 30 people. From 1975 to 1992, Mr. Perry owned and operated a McDonald's franchise in Saint Louis, Missouri, and was responsible for all operations of this successful business. Mr. Perry served in the U.S. Army in Korea, and has taken extensive courses in the fields of general business and real estate. From 1988 to 1992 he was vice president of the Ronald McDonald Children's Charities, and from 1980 to 1984 he served as a member of the McDonald's Advertising Committee. His memberships include the board of directors of the Skinker DeBaliviere Business Association, Hamilton Community Schools, Saint Louis, and the admissions committee of the Milwaukee Board of Realtors. He is a past president of the Urban Brokers Association, and a director of the Multiple Listing Service.

    Nezam Tooloee, Director and Consultant, age 38, is a consultant to the Chief Executive Officer and will act as chief executive officer of the western region of the United States, in which the Partnership has Licenses. Mr. Tooloee most recently was vice president and corporate development officer of U.S. AirWaves Inc., a bidder in the PCS auctions until its withdrawal. Previously, he was a senior vice president of International Wireless Communications, in which position he was responsible for its PCS business. Through his work in international markets, Mr. Tooloee is experienced in wireless operations, license and frequency acquisition, strategy formulation, supply contracts negotiation, vendor financing and economic analysis. Formerly, he was a principal at Strategic Decisions Group, specializing in management and strategic consulting for major high-technology corporations. Mr. Tooloee has nearly 10 years of experience in creating and managing strategic alliances, partnerships and joint ventures.

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

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                     ANNUAL COMPENSATION                         COMPENSATION
                          ---------------------------------------------------       AWARDS
                                                                                 -------------


                                                                                     SECURITIES
   NAME & PRINCIPAL         FISCAL                                 OTHER ANNUAL      UNDERLYING           ALL OTHER
       POSITION              YEAR      SALARY($)     BONUS($)    COMPENSATION ($)     OPTIONS/SAR'S     COMPENSATION($)
----------------------    ---------    ---------     --------    ----------------  ------------------   ---------------
Richard Reiss, President      1996     $289,000     $      0         $25,000(1)           0                    $0
 Chief Executive Officer,
 and Treasurer

Anthony T. Easton
 Former Acting Chief
 Executive Officer            1995     $      0     $      0         $     0              0                    $0

Javier Lamoso
 Executive Vice President     1996     $125,000     $ 41,250         $25,000              0                    $0
                              1995     $      0     $      0         $     0              0                    $0

John Duffy
 Senior Vice President        1996     $125,000     $111,250         $     0              0                    $0
 External Affairs             1995     $      0     $      0         $     0              0                    $0

Eric Spackey                  1996     $125,000     $ 31,250         $     0              0                    $0
 Vice President               1995     $      0     $      0               0              0                    $0


------------------------

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

    In 1996, each of the executive officers agreed to defer 60% of their salary listed in the Summary Compensation Table. The deferred amounts were to be paid only if the Partnership was granted its Licenses. Subsequent to the FCC's grant of the Licenses, the Board of Directors of the General Partner determined to award each of the executive officers the deferred amounts, along with the bonuses listed in the Summary Compensation Table. The General Counsel of the General Partner presently receives an annual salary of $75,000, is eligible for an annual bonus of $20,000 and receives director's fees of $25,000. For 1996, the General Counsel earned $76,250.

    On March 19, 1997, the General Partner determined that future executive compensation should be established by a committee of non-employee directors. Accordingly, the Board of

Directors established a Compensation Committee that consists of Mr. Martinez, Ms. Minnich and Mr. Perry.

    Directors receive an annual fee of $25,000 each, other than the Chairman of the Board, Mr. Martinez, who received an annual fee of $50,000 for 1996 (and will receive a fee of $100,000 for 1997) , Mr. Odell, who receives an annual fee of $35,000 and Mr. Tooloee, who does not receive a fee. Directors are reimbursed for their reasonable expenses in attending board meetings.

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

    The following table sets forth, as of June 30, 1997, information with respect to beneficial ownership of the Partnership's Units by: (i) all persons known to the General Partner to be the beneficial owner of 5.0% or more thereof;
(ii) each Director of the General Partner; (iii) each of the executive officers of the General Partner; and (iv) all executive officers and Directors as a group of the General Partner. All persons listed have sole voting and investment power with respect to their Units unless otherwise indicated.

NAME OF BENEFICIAL OWNER      UNITS BENEFICIALLY OWNED      PERCENTAGE OWNERSHIP
-------------------------     -------------------------     --------------------

Fred H. Martinez(1)                     1.2                           *
Richard Reiss(2)                        1.2                           *
Javier O. Lamoso(3)                     0                             *
Gary H. Arizala(4)                      2.4                           *
Margaret W. Minnich(5)                  0                             *
Daniel J. Parks(6)                      4                             *
James T. Perry(7)                       2.4                           *
Nezam Tooloee(8)                        0                             *
John Duffy(9)                           1.2                           *
Lawrence Odell(10)                      1.2                           *

Eric Spackey(11)                        0                             *
All executive officers and
directors of the General Partner
as a group (11 persons)                12.4                           *


------------------------

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

(7) Mr. Perry is a Director.

(8) Mr. Tooloee is a consultant and a Director.

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

(11) Mr. Spackey is Vice President of the General Partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GENERAL PARTNERSHIP INTEREST

    Unicom contributed $100,000, which entitled it to receive 100% of the Partnership's general partner interest. The general partnership interest was transferred to SuperTel in exchange for $100,000. The general partner interest entitles the General Partner to 25% of the equity of the Partnership. See "Item 5."

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

    Under the Services Agreement, Romulus was entitled to a fee of $5,000 per Unit sold in the Private Placement. One-half of this fee was non- refundable and was paid to Romulus prior to the commencement of the Block C Auction. In accordance with the Services Agreement, Romulus was paid $6,511,250 during 1995. The remaining $6,511,250 is held in a separate account controlled by Messrs. Easton and Breen. The Partnership has filed a suit attaching this account. The Partnership is seeking to recover from the account the penalty for the Norfolk, Virginia bid withdrawal and the forfeiture which totalled approximately $4.27 million, and related costs associated with the Bidding Error.

OTHER RELATIONSHIPS AND TRANSACTIONS

    Mr. Martinez and Mr. Odell are partners of Martinez, Odell & Calabria, a law firm which provides legal services to the General Partner and the Partnership.

    Mr. Tooloee is paid $10,000 per month for 40% of his time for services as an outside consultant to the Partnership. If Mr. Tooloee spends more than 40% of his time consulting on Partnership business, he will be compensated accordingly.

    Mr. Breen beneficially owned three Partnership Units, and following the Bidding Error, the Partnership repurchased these Units at the original price paid by Mr. Breen.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements (See Item 8 hereof)

        ClearComm, L.P.

        Report of Independent Accountants                                     26
        Statement of Assets, Liabilities and Partners' Capital for
          fiscal years ended December 31, 1995 and December 31, 1996          27
        Statement of Revenues and Expenses for fiscal years ended
          December 31, 1995 and December 31, 1996                             29
        Statement of Cash Flow for fiscal years ended December 31, 1995
          and December 31, 1996                                               30
        Statement of Changes in Partners' Capital Accounts for fiscal
          years ended December 31, 1996                                       32
        Notes to Financial Statements                                         33

          SuperTel Communications Corp.

          Report of Independent Accountants                                   39
          Balance Sheet, December 31, 1996                                    40
          Statement of Revenues and Expenses from inception to December
            31, 1996                                                          41
          Statement of Cash Flows from inception to December 31, 1996         42
          Notes to Financial Statements                                       43

    (2) Financial Statement Schedules

    (3) Exhibits

        Exhibit
        Number

          3.1 Agreement of Limited Partnership (Exhibit 3.1 of the Registrant's Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

          10.1 Form of Services Agreement between PCS 2000, L.P. and Romulus Telecommunications, Inc. (Exhibit 10.1 of the Registrant's Registration Statement on Form 10 (File No.0-28362), effective June 28, 1996, is hereby incorporated by reference)

          10.2 Asset Purchase Agreement, dated as of June 18, 1996, by and between SuperTel Communications Corp. and Unicom Corporation (Exhibit 10.2 of the Registrant's Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

          27      Financial Data Schedule

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the last quarter of fiscal 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ClearComm, L.P.

                                         By: SuperTel Communications Corp.
                                         General Partner

                                         By: /s/ Richard Reiss
                                             --------------------------
                                         Name: Richard Reiss
                                         Title: Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       CAPACITY IN
          SIGNATURE                    WHICH SIGNED                DATE
------------------------------  --------------------------  -------------------

     /s/ FRED H. MARTINEZ
------------------------------  Director and Chairman of       June 19, 1997
       Fred H. Martinez           the Board

      /s/ RICHARD REISS
------------------------------  Director, Chief Executive      June 19, 1997
        Richard Reiss             Officer and Treasurer

     /s/ JAVIER O. LAMOSO
------------------------------  Director and Executive         June 19, 1997
       Javier O. Lamoso           Vice President

     /s/ GARY H. ARIZALA
------------------------------  Director                       June 19, 1997
       Gary H. Arizala

   /s/ MARGARET W. MINNICH
------------------------------  Director                       June 19, 1997
     Margaret W. Minnich

      /s/ LAWRENCE ODELL
------------------------------  Director                       June 19, 1997
        Lawrence Odell

     /s/ DANIEL J. PARKS
------------------------------  Director                       June 19, 1997
       Daniel J. Parks

      /s/ JAMES T. PERRY
------------------------------  Director                       June 19, 1997
        James T. Perry

      /s/ NEZAM TOOLOEE
------------------------------  Director                       June 24, 1997
        Nezam Tooloee

                           EXHIBIT INDEX

 EXHIBIT
 NUMBER    DESCRIPTION
---------  -----------

3.1 Agreement of Limited Partnership (Exhibit 3.1 of the Registrant's Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

10.1 Form of Services Agreement between PCS 2000, L.P. and Romulus Telecommunications, Inc. (Exhibit 10.1 of the Registrant's Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

10.2 Asset Purchase Agreement, dated as of June 18, 1996, by and between SuperTel Communications Corp. and Unicom Corporation (Exhibit 10.2 of the Registrant's Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

27         Financial Data Schedule