Form 10-Q
period 1997-06-30
CLEARCOMM L P
filed 1997-08-14
CIK 1013267

           SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                FORM 10-Q

(Mark One)
/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1997

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

             For The Transition Period From ________ to ________

                         Commission file number 0-28362

                     ClearComm, L.P. (formerly PCS 2000, L.P.)
             (Exact name of registrant as specified in its charter)


                     Delaware                          66-0514434
       -------------------------------             ------------------
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization                Identification No.)


             620 Broadway                          95476
          Sonoma, California                     ---------
 ---------------------------------------         (Zip Code)
 (Address of principal executive offices


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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,790.4 Units of Limited Partnership Interest

                 ClearComm, L.P. (formerly PCS 2000, L.P.)


                                     INDEX

                                                                                                            PAGE NO.
                                                                                                          -------------
PART I FINANCIAL INFORMATION
Item 1. Financial Statements

   Statement of Assets, Liabilities and Partners' Capital as of June 30, 1997 (unaudited) and December 31,
  1996 (audited)........................................................................................            3

  Statement of Revenues and Expenses for the three months ended June 30, 1997 and 1996 (unaudited) and six
  months ended June 30, 1997 and 1996 (unaudited).......................................................            4

  Statement of Cash Flows for the six months ended June 30, 1997 and 1996 (unaudited......................          5

  Statement of Changes in Partners' Capital Accounts from inception on January 24, 1995 through June 30,
  1997 (unaudited)......................................................................................            7

  Notes to the Interim Financial Statements...............................................................          8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........           14

PART II OTHER INFORMATION

Item 1. Legal Proceedings...............................................................................           15

Item 5. Other Information...............................................................................           15

Item 6. Exhibits and Reports on Form 8-K................................................................           15

Signatures..............................................................................................           16

Exhibit Index...........................................................................................           17


                               ClearComm, L.P.
                       (a development stage enterprise)
                       STATEMENT OF ASSETS, LIABILITIES
                             AND PARTNERS' CAPITAL

                                                  Unaudited
                                                   June 30,        December 31,
                                                     1997              1996
                                                 ------------      ------------
                  ASSETS

Current assets:
   Cash and cash equivalents..................  $ 11,458,874       $ 2,492,851
   Prepaid expenses...........................        37,037           100,538
   Other current assets-deposits..............        25,000        45,468,855
                                                  ------------      ------------
      Total current assets....................    11,520,911        48,062,244

Licenses, including capitalized interest
  of $8,839,728...............................    353,132,853
Restricted cash...............................                        6,511,250
Equipment, net................................         42,166            14,535
                                                  ------------      ------------
      Total assets............................   $364,695,930       $54,588,029
                                                  ------------      ------------
                                                  ------------      ------------

         LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Payable to the - FCC.......................        --            $ 1,000,000
   Accounts payable and accrued liabilities...   $    663,229           204,927
   Accounts payable - General Partner.........         58,395           101,954
   Accounts payable for legal fees............        443,493           440,847
   Accounts payable to related parties........        539,514           539,514
                                                  ------------      ------------
      Total current liabilities...............      1,704,631         2,287,242
                                                  ------------      ------------
Long term liabilities
    Notes payable - FCC                           309,863,813
    Accrued interest - FCC notes...............     8,839,728
                                                  ------------
      Total long term liabilities..............   318,703,541
                                                  ------------
    Limited partners' capital (2,601.5 units
      and 944.5 one fifth units in 1997; and
      2601.5 and 592 one fifth units in 1996;
      authorized and issued)..................     69,906,000        67,990,000
    General partner's capital.................        100,000           100,000
    Undistributed losses......................    (25,718,242)      (15,789,213)
                                                  ------------      ------------
      Total partners capital..................     44,287,758        52,300,787
                                                  ------------      ------------
          Total liabilities and partners'
            capital...........................   $364,695,930       $54,588,029
                                                  ------------      ------------
                                                  ------------      ------------

            The accompanying notes are integral part of this statement

                                 ClearComm, L.P.
                                   (Unaudited)
                       STATEMENT OF REVENUES AND EXPENSES



                                                                                                                   Commutative
                                                            Three Months Ended           Six Months Ended         from inception
                                                                  June 30,                    June 30,            thru June 30,
                                                       --------------------------    --------------------------   -------------
                                                           1997           1996          1997           1996            1997
                                                       ------------    ----------    -----------    -----------   -------------
Revenues:
Interest income.....................................    $  135,926      $ 17,130     $  245,633     $   44,297     $ 1,781,499

Expenses:
Consulting and legal services rendered by
  Related parties..................................        386,437     1,158,792      7,599,460        405,849      15,100,572
General and administrative services billed by
  the General Partner..............................         89,327       110,467        191,441        219,298       1,129,063
Other legal fees...................................        461,139       407,320        864,343        660,023       2,516,403
Miscellaneous consulting services..................        480,212       176,137      1,065,707        280,539       1,948,662
Insurance..........................................         31,720        32,000         63,441         64,000         229,225
Travel.............................................        159,869        92,166        227,077        145,696         628,817
Other administrative expenses......................        113,313        25,794        163,195         38,537         415,854

Bid withdrawals and forfeiture imposed
  by the FCC.......................................                                                                  5,531,145
                                                        -----------    ----------    -----------    ----------      ----------
Total expenses.....................................     1,1722,017     1,002,676     10,174,664      1,813,932      27,499,741
                                                        -----------    ----------    -----------    ----------      ----------
Net loss...........................................    ($1,586,091)    ($985,546)   ($9,929,031)   ($1,769,635)   ($25,718,242)
                                                       ------------    ----------   ------------   -----------     -----------
                                                       ------------    ----------   ------------   -----------     -----------

Net loss attributable to general partner............      (396,523)     (246,387)    (2,482,258)      (442,409)
Net loss attributable to limited partner............    (1,189,569)     (739,160)    (7,446,773)    (1,327,226)
                                                        -----------   -----------   ------------   -----------
Net loss per limited partner unit..................      ($426.31)     ($283.80)     $2,668.71)      ($509.59)
                                                        -----------    ----------    -----------    ----------

            The accompanying notes are integral part of this statement.

                                ClearComm, L.P.
                       (a development stage enterprise)
                            STATEMENT OF CASH FLOWS


                                                                                                 Cummulative
                                                                  Six Months Ended                  from
                                                                       June 30,                   inception
                                                              ----------------------------      thru June 30,
                                                                  1997             1996              1997
                                                              ------------     -----------       -----------
Cash flows from operating activities
Net loss..................................................    ($ 9,929,031)     (1,769,635)      ($25,718,242)
                                                              ------------     -----------       -----------

Adjustments to reconcile the net loss for the period to net cash used by operating activities:

Depreciation..............................................           5,022             591             8,663
(Increase) Decrease in prepaid expenses...................          63,501          54,000           (37,037)
Decrease in Bank overdraft................................                         (46,173)
Increase in security deposit..............................         (25,000)
Decease in payable to the FCC.............................      (1,000,000)
Increase in accounts payable and legal fees...............         460,949         177,639         1,106,722
(Decrease) Increase in accounts payable:
   General Partner........................................         (43,559)         24,923            58,395
   Related parties........................................                         (40,304)          539,514
                                                              ------------     -----------       -----------
Total adjustments.........................................        (539,087)        170,676         1,676,257
                                                              ------------     -----------       -----------
   Net cash used by operating activities..................     (10,468,118)     (1,598,959)       (24,041,985)
                                                              ------------     -----------       -----------

Cash flows used in investing activities:

FCC Auction deposit and down payment......................      11,039,542                       (38,960,458)
Bid withdrawal payment....................................                                         4,531,145
Equipment.................................................         (32,651)        (13,211)          (50,828)
                                                              ------------     -----------      ------------
   Net cash provided (used) by investing activities.......      11,006,891         (13,211)      (34,480,141)
                                                              ------------     -----------      ------------
Cash flows from financing activities:

Capital investment by partners............................       1,916,000         (75,000)       70,006,000
Restricted cash...........................................       6,511,250
                                                              ------------     -----------      ------------
   Net cash provided (used) from financing activities.....       8,427,250         (75,000)       70,006,000
                                                              ------------     -----------      ------------
Net increase (decease) in cash............................    $  8,966,023     ($1,687,170)     $ 11,483,874
                                                              ------------     -----------      ------------
                                                              ------------     -----------      ------------

Summary:
Net increase (decrease) in cash...........................    $  8,966,023      (1,687,170)
Cash and cash equivalents at:
  the beginning of the period.............................       2,492,851       2,727,541

  the end of the period...................................    $ 11,458,874     $ 1,040,371       $11,483,874
                                                              ------------     -----------       -----------
                                                              ------------     -----------       -----------

               The accompanying notes are integral part of this statement

                           ClearComm, L.P.
                    (a development stage enterprise)

                   SIX MONTHS PERIOD ENDED JUNE 30, 1997

Supplemental schedule of non cash investing and financing activities:

The Partnership was granted by the FCC on January 1997 PCS licenses for which the bid had been previously submitted. In conjunction with this acquisition, the following loan was granted by the FCC:

Acquisition of PCS licenses           $344,293,125

Auction deposit                        (34,429,312)
                                      -------------
                                      $309,863,813
                                      -------------
                                      -------------

                           ClearComm, L.P.
                           ---------------
                  (a development stage enterprise)

         STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
         --------------------------------------------------
                             (Unaudited)
                             -----------

    FOR THE PERIOD FROM INCEPTION ON JANUARY 24, 1995 THROUGH JUNE 30, 1997
    -----------------------------------------------------------------------



                                                   General          Limited                           Limited Partners
                                                   Partner          Partners           Total                Units
                                                   -------          --------           -----          ----------------
Capital invested thru December 31, 1995           $100,000         $65,112,500      $65,212,500    2,604.5 units

1995 share of undistributed losses              (1,678,592)         (5,035,774)      (6,714,366
                                                ----------          ----------       ----------

Capital account balance (deficit) at
  December 31, 1995                             (1,578,592)         60,076,726       58,498,134    2,604.5 units
                                                ----------          ----------       ----------

Repurchase of Limited Partners units                                   (75,000)         (75,000)      -3   units

Capital contributed during 1996                                      2,952,500        2,952,500      590.5 one fifth unit


1996 share of undistributed losses              (2,268,711)         (6,806,134)      (9,074,845)
                                                ----------          ----------       ----------

Capital account balance (deficit) at                                                               2,601.5 units and
  December 31, 1996                             (3,847,303)         56,148,092       52,300,789      590.5 one fifth units
                                                ----------          ----------       ----------

Capital contributed during first quarter
  1997                                                               1,040,000        1,040,000      208 one fifth units

First quarter 1997 share of undistributed
  losses                                        (2,085,735)         (6,257,205)      (8,342,940)
                                                ----------          ----------       ----------

Capital account balance (deficit) at                                                               2,601.5 units and
  March 31, 1997                                (5,933,038)         50,930,887       44,997,849      798.5 one fifth units
                                                ----------          ----------       ----------

Capital contributed during second quarter
  1997                                                                 876,000          876,000      146 one fifth unit

Second quarter 1997 share of undistributed
  losses                                          (396,523)         (1,189,568)      (1,586,091)

Capital account balance (deficit) at                                                               2,601.5 units and
  June 30, 1997                                ($6,329,561)        $50,617,319      $44,287,758      944.5 one fifth units
                                                ----------          ----------       ----------
                                                ----------          ----------       ----------


          The accompanying notes are integral part of this statement.

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

Interim Financial Data; Use of estimates in preparation of financial statements The interim financial data is unaudited; however, in the opinion of the management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim periods.

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

The interest related to debt pertaining to the PCS licenses during the construction period is capitalized.


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

The Partnership expects to raise an additional $2 million from its investors in an offering that commenced on March 26, 1997. In addition, the Partnership is in various stages of discussions with a variety of equipment vendors to determine the selection of equipment with the best financing terms. An equipment vendor is in the process of due diligence for the purpose of establishing final terms and conditions for two of the markets under development. A term sheet has been presented to the Partnership for the remaining thirteen markets and is under evaluation at this time.

The Partnership is seeking construction permits to build its system and is currently evaluating several options to satisfy its financing needs. It is also in the process of conducting site selection work in all markets under development.


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

On December 20, 1996, the FCC issued an order (the "Order") resolving the Partnership's request for waiver of the related bid withdrawal payment for the license applicable to Round 11 of the Broad Band PCS C Block auction (Norfolk, Virginia)for which the FCC ordered the Partnership to pay a penalty of approximately $3,273,000. This Order also assessed a bid withdrawal payment of approximately $1,258,000 for license B332 (Omaha, Nebraska) for the Broad Band PCS C block auction. In accordance with the Order, these amounts were deducted from the Partnership's deposit with the FCC. In addition to the December 20, 1996 Order, the FCC issued a Notice of Apparent Liability and Forfeiture dated January 22, 1997, finding the Partnership liable for $1,000,000 for misrepresentations made to the Commission by its bidding agent.

The Partnership and its General Partner have filed several actions in court to recover the FCC assessments made in connection with the bidding error as well as other related expenses incurred (See Note 9). One of the actions filed resulted in the attachment of a $6.5 million escrow account deposited in the name of the bidding agent, Romulus Telecommunications, Inc. ("Romulus"), with a local bank, which would have been payable upon obtaining the PCS licenses. It is management's intention to pursue vigorously the recovery of the FCC assessments from Romulus. Management believes it will prevail in collecting from the restricted cash all the assessments made by the FCC in connection with the bidding error and other related expenses.


NOTE 4--RESTRICTED CASH:

As of December 31, 1996, restricted cash amounting to $6,511,250 was held in trust by Romulus and was restricted for payment of all services related to the auction process. The amount is payable only if the Partnership obtains at least one PCS license. However, the Partnership has obtained a court order attaching this amount as a result of a lawsuit more fully explained in Note 9.

NOTE 5--PARTNERS' CAPITAL:

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

During the quarter ended in June 30, 1997, the Partnership raised $876,000 from an offering that commenced on March 26, 1997. As of June 30, 1997, the limited partners' capital consisted of 2,601.5 units and 944.5 one-fifth units. The present offering ends on October 31, 1997 unless extended by the General Partner.

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


NOTE 6--RELATED PARTY TRANSACTIONS:

During the second quarter 1997, the Partnership incurred legal and consulting expenses paid to limited partners and members of the Board of Directors amounting to approximately $386,437 (1996 - $158,792).

Additionally, the application, preparation and auction bidding services were performed by a related party for which a fee of $6,511,250 was paid during 1995. An additional $6,511,250 was expensed in the first quarter of 1997 as a contingent fee payable upon acquisition of at least one PCS license.

The Partnership Agreement, as amended, provides for payment of a management fee to its General Partner, equal to the reasonable costs of operating the business of the Partnership, plus 10% of such aggregate amount, which fee shall be payable monthly, on the first day of each month during the year. Expenses reimbursed include, but are not limited to, compensation costs and expenses related to the officers, directors, and employees in the performance of their duties. In connection with this agreement, the General Partner billed $89,327 in the second quarter of 1997 for these services.


NOTE 7--LICENSES AND LONG TERM NOTES PAYABLE:

On January 22, 1997, the Partnership was granted its 15 Broad Band PCS C block licenses. This resulted in recognizing the cost of the licenses of $344,293,125 and the related liability of $309,863,813. The down payment, or 10% of the bid amount, was deducted by the FCC from the deposit held.

The liability is represented by 10-year notes due to the FCC bearing interest at 6.5%. According to the notes, interest shall be paid quarterly for the first six(6) years and principal and interest over the next four (4) years. In March 1997, the FCC issued an order suspending interest payments on Block C licenses indefinitely; however, interest on the notes is accrued.

NOTE 8--INCOME TAX:

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

These expenses will be amortized over a period not exceeding 10 years. The taxable income for the partners is determined as follows:

                                                        THRU SIX MONTHS           YEAR ENDED
                                                         PERIOD ENDED    ---------------------------
                                                         JUNE 30. 1997       1996           1995
                                                        ---------------  ------------   ------------
Net loss per books...................................... ($9,929,031)    ($9,074,846)   ($6,714,366)
Add--Operating expenses deferred until
  a PCS license is assigned to the Partnership..........  10,174,664       9,141,613      8,183,465
                                                        ---------------  ------------   ------------
Taxable income..........................................  $  245,633      $   66,767     $1,469,099
                                                        ---------------  ------------   ------------
                                                        ---------------  ------------   ------------

There are no other significant differences between taxable income for the partners and the net loss reported in the statement of revenues and expenses.


NOTE 9--CONTINGENCY:

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

On January 27, 1997, in the Superior Court of the State of California for the County of San Mateo, the trustee of the SDE Trust an Unicom Corporation shareholder filed a complaint for damages of $300 million and equitable relief against Unicom Corporation, the General Partner, the Partnership and certain officers and directors, trustees of trusts holding Unicom shares and attorneys for breach of fiduciary duty arising out of an alleged conspiracy among the defendants to attempt to unlawfully purchase the Unicom shares held by the SDE Trust for personal gain of Unicom shareholders. The Partnership denies engaging in any unlawful activity in connection with the Unicom shares held by the SDE Trust. On April 7, 1997, the Partnership filed a motion to move this case to Puerto Rico. On July 21, 1997, the judge granted the Partnership's motion.

The Partnership was subject to three petitions to deny the award of any licenses to the Partnership. Although the FCC denied these petitions on January 22, 1997, on February 21, 1997 the SDE Trust filed a petition asking the FCC to reconsider its statements in its order granting the licenses. The Partnership filed its response on March 6, 1997, and the SDE Trust filed a reply on March 18, 1997.

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1997 COMPARED WITH QUARTER ENDED
JUNE 30, 1996

REVENUES

    The Partnership's sole source of revenue for the quarter ended June 30, 1997 continued to be interest income. Interest income for this quarter was $135,926. In the second quarter of 1996, the Partnership had interest earnings of $17,130. The increase in interest earnings was primarily due to the Federal Communications Commission (the "FCC") refunding to the Partnership approximately $11,039,602, which the Partnership had placed on deposit with the FCC in connection with the acquisition of its PCS licenses and the interest earned by the additional capital invested by the limited partners during the quarter.

EXPENSES

    Expenses for the quarter ended June 30, 1997 totaled $1,722,017, expenses for the same period in 1996 amounted to $1,002,576. The Partnership's expenses in the first quarter of 1997 were greater than the first quarter of 1996 because of the costs associated in developing the Partnership's licenses.

YEAR-TO-DATE RESULTS ANALYSIS

REVENUES

    The Partnership's sole source of revenue for the six months ended June 30, 1997 continued to be interest income. Interest income for this period was $245,633. In the same period of 1996, the Partnership had interest earnings of $44,297. The increase in interest earnings was primarily due to the FCC refunding to the Partnership approximately $11,039,602, as described above, and the interest earned by the additional capital invested by the limited partners during the quarter.

EXPENSES

     Expenses for the six months ended June 30, 1997 totaled $10,174,664, expenses for the same period in 1996 amounted to $1,813,932. The Partnership's expenses in the first six months of 1997 were greater than the first six months of 1996 because of the costs associated in developing the Partnership's licenses and the $6,511,250 advanced to Romulus Telecommunications, Inc. under the Services Agreement for the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1997, the Partnership had assets totaling $364,695,930, consisting of $11,458,874 in cash and cash equivalents, $37,037 in prepaid expenses, $25,000 on deposit, $344,293,125 of PCS licenses, $8,839,728 of capitalized interest on the license debt during the construction period of the PCS system and $42,166 of equipment. Current liabilities totaled $1,704,632 and long term debt of $318,703,541 bearing interest at the rate of 6.5% relating to the acquisition of the PCS licenses. This debt is represented by 10-year notes due to the FCC, including accrued interest. According to the notes, interest shall be paid quarterly for the first six (6) years, and interest and principal shall be paid quarterly over the last four (4) years. In March 1997, the FCC issued an order suspending interest payments on all C Block licenses indefinitely; however, interest on the notes will continue to accrue at an annual rate of 6.5%. The Partnership's assets and liabilities increased significantly during the first quarter of 1997 because of the Partnership's receipt of the PCS licenses which were awarded in January 1997.

    During the quarter ending June 30, 1997 the Partnership raised $876,000 of additional capital from an offering to its limited partners that began of March 26, 1997. The Partnership issued 146 additional one-fifth units to its Limited Partners, the Partnership wants to raise an additional $2 million from its limited partners in this offering that is schedule to end on October 31, 1997.

    In addition, the Partnership is continuing to seek additional capital for purposes of developing the licenses. The Partnership's efforts to raise additional capital to develop its PCS licenses is dependent upon whether the Partnership retains any of the licenses. On February 21, 1997, a party filed with the FCC a petition for reconsideration of the order which granted the Partnership its licenses. Failure to retain its licenses or failure to prevail in the litigation to which the Partnership is subject will have a material adverse effect on the Partnership's business and operations.A lthough no assurance can be made, the Partnership expects to retain its PCS licenses and raise the additional amounts it needs to develop its licenses. The Partnership currently estimates it will need to raise approximately $290 million over the next three years to develop its PCS licenses.

PART II--OTHER INFORMATION

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

                                   ClearComm, L.P.

                                 By: SuperTel Communications Corp.

                                     By: /s/ Javier O. Lamoso
                                         --------------------

                                     Name: Javier O. Lamoso
                                     Title: Executive Vice President

August 14, 1997

17