Form 10-Q
period 1997-09-30
CLEARCOMM L P
filed 1997-11-14
CIK 1013267

                                   FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM ____TO

                        Commission file number 0-28362

                               ClearComm, L.P.
            (Exact name of registrant as specified in its charter)


             Delaware                             66-0514434
   ------------------------------          -------------------------
  (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)            Identification No.)

         620 Broadway                              95476
     Sonoma, California                          (Zip Code)
   ------------------------------          -------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code: (707) 938-2428

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,817.5 Units of Limited Partnership Interest

                  ClearComm, L.P. (formerly PCS 2000, L.P.)

                                     INDEX

                                                                             PAGE NO.
                                                                           ------------
PART I  FINANCIAL INFORMATION
Item 1  Financial Statements

        Statement of Assets, Liabilities and Partners' Capital as of
        September 30, 1997 (unaudited) and December 31, 1996 (audited)....      3

        Statement of Revenues and Expenses for the three months
        ended September 30, 1997 and 1996 (unaudited) and nine
        months ended September 30, 1997 and 1996 (unaudited)..............      4

        Statement of Cash Flows for the nine months ended
        September 30, 1997 and 1996 (unaudited)...........................      5

        Statement of Changes in Partners' Capital Accounts from
        inception on January 24, 1995 through September 30,
        1997 (unaudited)..................................................      7

        Notes to the Interim Financial Statements.........................      8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............................     15

PART II OTHER INFORMATION
Item 1. Legal Proceedings.................................................     17

Item 6. Exhibits and Reports on Form 8-K..................................     17

Signatures................................................................     18

Exhibit Index.............................................................     17

                                 ClearComm, L.P.
                        (a development stage enterprise)
                        STATEMENT OF ASSETS, LIABILITIES
                            AND PARTNERS' CAPITAL

                                                                                      UNAUDITED
                                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                                    -----------------------------
                                            ASSETS                                       1997           1996
                                                                                    --------------  -------------

Current assets:
  Cash and cash equivalents.......................................................  $   10,215,726  $   2,492,851
  Prepaid expenses................................................................           5,317        100,538
  Other current assets--deposits..................................................          25,000     45,468,855
                                                                                    --------------  -------------
    Total current assets..........................................................      10,246,043     48,062,244

Licenses, including capitalized interest of $13,875,015...........................     358,168,140
Restricted cash...................................................................                      6,511,250
Equipment, net....................................................................          86,458         14,535
                                                                                    --------------  -------------

    Total assets..................................................................  $  368,500,641  $  54,588,029
                                                                                    --------------  -------------
                                                                                    --------------  -------------

                              LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Payable to the--FCC.............................................................        --        $   1,000,000
  Accounts payable and accrued liabilities........................................  $      594,253        204,927
  Accounts payable--General Partner...............................................          62,090        101,954
  Accounts payable for legal fees.................................................         389,925        440,847
  Accounts payable to related parties.............................................         539,514        539,514
  Accrued interest--FCC currently payable.........................................       5,203,131       --
                                                                                    --------------  -------------

    Total current liabilities.....................................................       6,788,912      2,287,242
                                                                                    --------------  -------------

Long term liabilities
  Notes payable--FCC..............................................................     309,863,813
  Accrued interest--FCC notes.....................................................       8,671,884
                                                                                    --------------

    Total long term liabilities...................................................     318,535,697
                                                                                    --------------

  Limited partners' capital (2,601.5 units and 972.5 one fifth units in 1997; and 2601.5 and 592 one fifth units in
    1996; authorized and issued)..................................................      70,074,000     67,990,000
  General partner's capital.......................................................         100,000        100,000
  Undistributed losses............................................................     (26,997,968)   (15,789,213)
                                                                                    --------------  -------------

    Total partners' capital.......................................................      43,176,032     52,300,787
                                                                                    --------------  -------------

      Total liabilities and partners' capital.....................................  $  368,500,641  $  54,588,029
                                                                                    --------------  -------------
                                                                                    --------------  -------------

                     THE ACCOMPANYING NOTES ARE INTEGRAL PART OF THIS STATEMENT

                                    ClearComm, L.P.
                                      (Unaudited)
                           STATEMENT OF REVENUES AND EXPENSES

                                                                                                  CUMMULATIVE
                                        THREE MONTHS ENDED            NINE MONTHS ENDED          FROM INCEPTION
                                          SEPTEMBER 30,                 SEPTEMBER 30,           THRU SEPTEMBER 30,
                                    --------------------------  -----------------------------  ------------------
                                        1997          1996           1997           1996             1997
                                    -------------  -----------  --------------  -------------  ------------------
Revenues:
Interest income...................  $     129,326  $     6,761  $      374,959  $      51,058   $     1,910,825
Expenses:
Consulting and legal services
  rendered by Related parties.....        415,194      134,471       8,014,654        540,320        15,515,766
General and administrative
  services billed by the General
  Partner.........................         89,687      109,397         281,128        328,695         1,218,750
Other legal fees..................        294,167      432,879       1,158,510      1,092,902         2,810,570
Miscellaneous consulting
  services........................        113,251       71,406       1,178,958        351,945         2,061,913
Insurance.........................         33,414       59,000          96,855        123,000           262,639
Travel............................         58,114       56,409         285,191        202,095           686,931
Other administrative expenses.....        405,225       45,391         568,420         83,928           821,079

Bid withdrawals and forfeiture
  imposed by the FCC..............                                                                    5,531,145
                                    -------------  -----------  --------------  -------------  ------------------

Total expenses....................      1,409,052      908,953      11,583,716      2,722,885        28,908,793
                                    -------------  -----------  --------------  -------------  ------------------

Net loss..........................  ($  1,279,726) ($  902,192) ($  11,208,757) ($  2,671,827)  ($   26,997,968)
                                    -------------  -----------  --------------  -------------  ------------------
                                    -------------  -----------  --------------  -------------  ------------------

Net loss attributable to general
  partner.........................       (319,932)    (225,548)     (2,802,189)      (667,957)
                                    -------------  -----------  --------------  -------------
Net loss attributable to limited
  partners........................       (959,794)    (676,644)     (8,406,568)    (2,003,870)
                                    -------------  -----------  --------------  -------------
Net loss per limited partner
  unit............................  ($     343.27) ($   260.10) ($    3,006.64) ($     770.27)
                                    -------------  -----------  --------------  -------------
Total units of Limited Parneship
  interest at the end of each
  period..........................          2,796      2,601.5           2,796        2,601.5
                                    -------------  -----------  --------------  -------------

              The accompanying notes are integral part of this statement.

                                   ClearComm, L.P.
                         (a development stage enterprise)
                              STATEMENT OF CASHFLOWS

                                                                                                       CUMMULATIVE
                                                                     NINE MONTHS ENDED                FROM INCEPTION
                                                                       SEPTEMBER 30,                THRU SEPTEMBER 30,
                                                                    -----------------------------  --------------------
                                                                         1997           1996               1997
                                                                    --------------  -------------  --------------------
Cash flows from operating activities
Net loss..........................................................  ($  11,208,757)    (2,671,827) ($  26,997,968)
                                                                    --------------  -------------  --------------------
Adjustments to reconcile the net loss for the period to net cash used by operating activities:

Depreciation......................................................          18,125          1,252          21,766
(Increase) Decrease in prepaid expenses...........................          95,221         96,000          (5,317)
Decrease in Bank overdraft........................................                        (46,173)
Increase in security deposit......................................         (25,000)                       (25,000)
Decrease in payable to the FCC....................................      (1,000,000)
Increase in accounts payable and legal fees.......................         338,404        722,778         984,178
(Decrease) Increase in accounts payable:
  General Partner.................................................         (39,864)      (298,633)         62,090
  Related parties.................................................                        283,670         539,514
                                                                    --------------  -------------  --------------------
Total adjustments.................................................        (613,114)       758,894       1,577,231
                                                                    --------------  -------------  --------------------
  Net cash used by operating activities...........................     (11,821,871)    (1,912,933)    (25,420,737)
                                                                    --------------  -------------  --------------------
Cash flows from investing activities:

FCC Auction deposit and down payment..............................      11,039,542                    (38,960,458)
Bid withdrawal payment............................................                                      4,531,145
Equipment.........................................................         (90,046)       (17,260)       (108,224)
                                                                    --------------  -------------  --------------------

  Net cash provided (used) by investing activities................      10,949,496        (17,260)    (34,537,537)
                                                                    --------------  -------------  --------------------

Cash flows from financing activities:
Capital investment by partners....................................       2,084,000        (75,000)     70,174,000
Restricted cash...................................................       6,511,250
                                                                    --------------  -------------  --------------------
  Net cash provided (used) by financing activities..............       8,595,250        (75,000)     70,174,000
                                                                    --------------  -------------  --------------------
Net increase (decrease) in cash...................................  $    7,722,875  ($  2,005,193) $   10,215,726
                                                                    --------------  -------------  --------------------
                                                                    --------------  -------------  --------------------

Summary:
Net increase (decrease) in cash...................................  $    7,722,875     (2,005,193)
Cash and cash equivalents at:
  beginning of the period.........................................       2,492,851      2,727,541
                                                                    --------------  -------------  --------------------
  end of the period...............................................  $   10,215,726  $     722,348  $   10,215,726
                                                                    --------------  -------------  --------------------
                                                                    --------------  -------------  --------------------

                    THE ACCOMPANYING NOTES ARE INTEGRAL PART OF THIS STATEMENT

                                  ClearComm, L.P.
                        (a development stage enterprise)

                   Nine Months Period Ended September 30, 1997

Supplemental schedule of non cash investing and financing activities:

   The Partnership was granted by the FCC on January 1997
    PCS licenses for which the bid had been previously submitted. In conjunction with this acquisition, the following loan was granted by the FCC:

    Acquisition of PCS licenses......................  $344,293,125
    Down Payment.....................................   (34,429,312)
                                                       ------------
                                                       $309,863,813
                                                       ------------
                                                       ------------

    The Partnership has capitalized as part of
      the Licenses interest cost accrued on the
      FCC loan, unpaid as of September 30, 1997,
      amounting to...................................  $13,875,015



                                ClearComm, L.P.
                         (a development stage enterprise)
                 STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                                (Unaudited)

  FOR THE PERIOD FROM INCEPTION ON JANUARY 24, 1995 THROUGH SEPTEMBER 30, 1997

                                                      GENERAL        LIMITED                     LIMITED PARTNERS
                                                      PARTNER        PARTNERS        TOTAL            UNITS
                                                    ------------   ------------   ------------   ----------------
Capital invested thru December 31, 1995              $ 100,000     $ 65,112,500   $ 65,212,500    2,604.5 units

1995 share of undistributed losses                   (1,678,592)     (5,035,774)    (6,714,366)
                                                    ------------   ------------   ------------
Capital account balance (deficit) at
  December 31, 1995                                  (1,578,592)     60,076,726     58,498,134    2,604.5 units
                                                    ------------   ------------   ------------

Repurchase of Limited Partners units                                    (75,000)       (75,000)   3 units

Capital contributed during 1996                                       2,952,500      2,952,500    590.5 one fifth units


1996 share of undistributed losses                  (2,268,711)      (6,806,134)    (9,074,845)
                                                    ------------   ------------   ------------

Capital account balance (deficit) at                                                              2,601.5 units and
  December 31, 1996                                 (3,847,303)      56,148,092     52,300,789    590.5 one fifth units
                                                    ------------   ------------   ------------

Capital contributed during first quarter 1997                         1,040,000      1,040,000    208 one fifth units

First quarter 1997 share of undistributed
   losses                                           (2,085,735)      (6,257,205)    (8,342,940)
                                                    ------------   ------------   ------------

Capital account balance (deficit) at                                                               2,601.5 units and
   March 31, 1997                                   (5,933,038)      50,930,887     44,997,849     798.5 one fifth
                                                    ------------   ------------   ------------

Capital contributed  during second quarter 1997                         876,000        876,000      146 one fifth units

Second quarter 1997 share of undistributed
  losses                                              (396,523)      (1,189,568)    (1,586,091)
                                                    ------------   ------------   ------------

Capital account balance (deficit) at                                                               2,601.5 units and
  June 30, 1997                                   ($ 6,329,561)     $50,617,319    $44,287,758     944.5 one fifth units
                                                    ------------   ------------   ------------

Capital contributed during third quarter 1997                           168,000        168,000     28 one fifth units


Third quarter 1997 share of undistributed
  losses                                              (319,932)        (959,794)    (1,279,726)

Capital account balance (deficit) at                                                                2,601.5 units and
  September 30, 1997                                (6,649,493)      49,825,526     43,176,032      972.5 one fifth units
                                                    ------------   ------------   ------------
                                                    ------------   ------------   ------------

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

The Partnership raised $1,689,000 in an offering that commenced on March 26, 1997 and concluded on October 31, 1997.

The Partnership is currently evaluating several options to satisfy its financing needs.

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

The Partnership and its General Partner have filed an action in court to recover the FCC assessments made in connection with the bidding error as well as other related expenses incurred (See Note 9). The action filed resulted in the attachment of a $6.5 million escrow account deposited in the name of the bidding agent, Romulus Telecommunications, Inc. ("Romulus"), with a Puerto Rico bank, which would have been payable upon obtaining the PCS licenses. It is management's intention to pursue vigorously the recovery of the FCC assessments from Romulus. Management believes it will prevail in collecting from the restricted cash all the assessments made by the FCC in connection with the bidding error and other related expenses.

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

NOTE 5 - PARTNERS' CAPITAL:

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

During the quarter ended on June 30, 1997, the Partnership raised $876,000 from a capital call that commenced on March 26, 1997. As of June 30, 1997, the limited partners' capital consisted of 2601.5 units and 944.5 one-fifth units.

During the quarter ended on September 30, 1997, the Partnership raised $168,000 from an offering that commenced on March 26, 1997. The offering ended on October 30, 1997 and the Partnership raised a total of $1,686,000. As of September 30, 1997, the limited partners' capital consisted of 2,601.5 units and
972.5 one-fifth units.

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

NOTE 6 - RELATED PARTY TRANSACTIONS:

During the third quarter and the nine months period ended on September 30, 1997, the Partnership incurred legal and consulting expenses paid to limited partners and members of the Board of Directors amounting to approximately $415,194 (1996 - $134,471) and $1,503,404 (1996 - $540,320), respectively.

Additionally, the application, preparation and auction bidding services were performed by a related party for which a fee of $6,511,250 was paid during 1995. An additional $6,511,250 was expensed in the first quarter of 1997 as a contingent fee payable upon acquisition of at least one PCS license.

The Partnership Agreement, as amended, provides for payment of a management fee to its General Partner, equal to the reasonable costs of operating the business of the Partnership, plus 10% of such aggregate amount, which fee shall be payable monthly, on the first day of each month during the year. Expenses reimbursed include, but are not limited to, compensation costs and expenses related to the officers, directors, and employees in the performance of their duties. In connection with this agreement, the General Partner billed for these services $89,687 and $281,128 for the quarter and nine months period ended on September 30, 1997, respectively.

NOTE 7 - LICENSES AND LONG TERM NOTES PAYABLE:

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

On October 16, 1997 the FCC issued an order of proposed rule making indicating the resumption of installment payments on March 31, 1998. Interest accrued during the interest suspension period will be paid over eight quarterly installments commencing in March 1998. The FCC also is adopting certain options designed to assist C block licensees in obtaining financing and building their systems. The options are as follows:

   1. DISAGGREGATION. A licensee can elect to return one-half of its spectrum (15 MHz of its 30 MHz) and surrender such spectrum to the Commission for reauction for a reduction of 50% of its debt. A licensee must disaggregate spectrum for all of the Basic Trading Area
      (BTA) licenses it holds within any Major Trading Area (MTA), but need not disaggregate the licenses it holds in other MTAs. The licensee will have the 50% of its down payment on such licenses forfeited. The licensee will be prohibited for rebidding for this spectrum, or otherwise acquiring it in the secondary market, for two years from the date of the start of the reauction. Licensees electing this option will repay over eight equal quarterly installments beginning with the payment due on March 31, 1998, all interest that was accrued due to the payment suspension, adjusted to reflect the reduction in debt obligation.

   2. AMNESTY. A licensee can elect to surrender all of its licenses, and in return will have all of its outstanding C block debt forgiven. The single exception to the "all- or-nothing" requirement for a grant of amnesty applies to licensees that meet or exceeded the five-year built-out requirement by September 25, 1997. Those licensees meeting the build-out exception may retain their built-out BTA's, but must also keep the other BTAs in the MTA where the build-out requirement has been met. The licensees choosing the amnesty option will not have its down payment amounts returned. The licensee may bid on any of its surrendered licenses or any other license in the reauction, and there is no restriction on after-market acquisitions.

   3. PREPAYMENT. A licensee can elect to purchase any of its licenses at their face value. All licenses within any single MTA must be purchased under this option. In addition, a licensee can use 70% of its total down payments on surrendered licenses as a credit towards the prepayment of any of its licenses it elects to purchase.

      The licensee may not rebid in the reauction for any of the licenses surrenders, and is forbidden to acquire this licenses in the secondary market for a period of two years.

   4. EXISTING NOTE OBLIGATIONS. Licensees can continue making payments under the terms of their original installment payment plans.

Licensees will have until January 15, 1998 to elect any of the above options or continue with the original terms. At this point, the Partnership is evaluating these alternatives.


NOTE 8 - INCOME TAX:

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

These expenses will be amortized over a period not exceeding 10 years. The taxable income for the partners is determined as follows:

                                  Thru                      Year Ended
                            Nine Months Ended     ----------------------------
                            September 30, 1997         1996            1995
                            ------------------    ------------   -------------
    Net loss per book         ($11,208,757)       ($9,074,846)   ($6,714,366)

    Add - Operating
    expenses deferred
    until a PCS license
    is assigned to the
    Partnership                 11,583,716          9,141,613      8,183,465
                            ------------------    ------------   -------------
    Taxable income             $   374,959         $   66,767     $1,469,099
                            ------------------    ------------   -------------
                            ------------------    ------------   -------------

There are no other significant differences between taxable income for the partners and the net loss reported in the statement of revenues and expenses.

NOTE 9 - CONTINGENCY:

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

On January 27, 1997, in the Superior Court of the State of California for the County of San Mateo, the trustee of the SDE Trust filed a complaint for damages of $300 million and equitable relief against Unicom Corporation, the General Partner, the Partnership and certain officers and directors, trustees of trusts holding Unicom shares and attorneys for breach of fiduciary duty arising out of an alleged conspiracy among the defendants to attempt to unlawfully purchase the Unicom shares held by the SDE Trust for personal gain of Unicom shareholders. The Partnership denies engaging in any unlawful activity in connection with the Unicom shares held by the SDE Trust. On April 7, 1997, the Partnership filed a motion to move this case to Puerto Rico, which was granted on July 21, 1997.

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

Results of Operations

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED WITH QUARTER ENDED
SEPTEMBER 30, 1996

Revenues

The Partnership's sole source of revenue for the quarter ended September 30, 1997 continued to be interest income. Interest income for this quarter was $129,326. In the third quarter of 1996, the Partnership had interest earnings of $6,761. The increase in interest earnings was primarily due to the Federal Communications Commission (the "FCC") refunding to the Partnership approximately $11,039,602, which the Partnership had placed on deposit with the FCC in connection with the acquisition of its PCS licenses and the interest earned by the additional capital invested by the limited partners during the quarter.

Expenses

Expenses for the quarter ended September 30, 1997 totaled $1,409,052 expenses for the same period in 1996 amounted to $908,953. The Partnership's expenses in the third quarter of 1997 were greater than the third quarter of 1996 because of the costs associated in developing the Partnership's licenses, which included commencing hiring a staff.

Year-to-Date Results Analysis

Revenues

The Partnership's sole source of revenue for the nine months ended September 30, 1997 continued to be interest income. Interest income for this period was $374,959. In the same period of 1996, the Partnership had interest earnings of $51,058. The increase in interest earnings was primarily due to the FCC refunding to the Partnership approximately $11,039,602, as described above, and the interest earned by the additional capital invested by the limited partners during the period.

Expenses

Expenses for the nine months ended September 30, 1997 totaled $11,583,716, expenses for the same period in 1996 amounted to $2,722,885. The Partnership's expenses in the first nine months of 1997 were greater than the first nine months of 1996 because of the costs associated in developing the Partnership's licenses and the $6,511,250 advanced to Romulus Telecommunications, Inc. under the Services Agreement expensed in the first quarter of 1997.

Liquidity and Capital Resources

As of September 30, 1997, the Partnership had assets totaling $368,500,641, consisting of $10,215,726 in cash and cash equivalents, $5,317 in prepaid expenses, $25,000 on deposit, $344,293,125 of PCS licenses, $13,875,015 of capitalized interest on the license debt during the construction period of the PCS system and $86,458 of equipment. Current liabilities totaled $6,788,912 and long term debt of $318,535,697 bearing interest at the rate of 6.5% relating to the acquisition of the PCS licenses. This debt is represented by 10-year notes due to the FCC, including accrued interest. According to the notes, interest shall be paid quarterly for the first six
(6) years, and interest and principal shall be paid quarterly over the last four (4) years. In March 1997, the FCC issued an order suspending interest payments on all C Block licenses indefinitely; however, interest on the notes will continue to accrue at an annual rate of 6.5%. On October 16, 1997 the FCC issued an order providing certain alternatives to C block licensees and reinstating interest installments effective with the March 31, 1998 installment, interest accrued through December 1997 will be paid in eight equal quarterly installments commencing on that date. In addition, the FCC has adopted certain alternatives under which licensees can restructure their licenses and associated debt. The Partnership is presently evaluating these alternatives. The Partnership's assets and liabilities increased significantly during the first quarter of 1997 because of the Partnership's receipt of the PCS licenses which were awarded in January 1997.

During the quarter ended September 30, 1997, the Partnership raised $168,000 of additional capital from an offering to its limited partners that began on March 26, 1997. This offering ended on October 30, 1997, and the Partnership raised $1,689,000 and issued 281.5 one fifth units to its limited partners. For the nine months ended September 30, 1997 the Partnership raised $2,084,000 of additional capital from two capital calls to its limited partners.

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

PART II -      OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

The Partnership is subject to certain legal proceedings and an FCC proceeding which were described in the Partnership's Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K") and Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997.

As previously reported in the Partnership's 1996 Form 10-K, on January 27, 1997, the trustee of the SDE Trust filed a complaint for damages of $300 million and equitable relief against Unicom, the General Partner, the Partnership and certain officers and directors, trustees of trusts holding Unicom shares and attorneys. In an order dated July 21, 1997, the judge granted the Partnership's motion to move this case to Puerto Rico.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  List of Exhibits

                    27.0 Financial Data Schedule

               (b)  During the period covered by this report, the
                    Partnership filed the following Current Report of
                    Form 8-K:   None.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ClearComm, L.P.


                                       By: SuperTel Communications Corp.


                                       By: /s/ Javier O. Lamoso
                                           --------------------------
                                           Name:  Javier O. Lamoso
                                           Title: Executive Vice President

November 14, 1997