Form 10-K
period 1997-12-31
CLEARCOMM L P
filed 1998-03-31
CIK 1013267

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

For the fiscal year ended December 31, 1997         or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from _______________________ to _______________

Commission file number  0-28362
                       ---------


                                  ClearComm, L.P.

           (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                  66-0514434
    -------------------------------                   -------------------
    (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

             620 Broadway
          Sonoma, California                                 95476
    -------------------------------                      -------------
 (Address of Principal Executive Offices)                  (Zip Code)

      Registrant's Telephone Number, Including Area Code: (707) 938-2428

         Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
          Title of Each Class                     on Which Registered
       -------------------------                 ---------------------

          Securities registered pursuant to Section 12(g) of the Act:

                    Units of Limited Partnership Interest
                        -------------------------------
                              (Title of class)

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

ITEM 1.  BUSINESS

General

     ClearComm, L.P., a Delaware limited partnership (the "Partnership"), was formed on January 24, 1995 under the name PCS 2000, L.P., to own and operate broadband personal communications services ("PCS") licenses to be acquired in auctions conducted by the Federal Communications Commission (the "FCC"). On April 17, 1997, the Partnership was renamed ClearComm, L.P. The Partnership competed for PCS licenses in frequency Block C, set aside for "designated entities" ("Entrepreneurs") that meet certain financial and equity structure requirements and that qualify for certain benefits under rules, regulations and policies of the FCC and related statutory provisions ("FCC Rules"). On January 22, 1997, the Partnership was awarded 15 PCS licenses covering markets in the United States and Puerto Rico (the "Licenses") by the FCC.
The Partnership's business strategy is to acquire the Licenses and operate such Licenses with a view to providing capital appreciation in the value of the Partnership's units of limited partnership interest (the "Units"). SuperTel Communications Corp., the current general partner of the Partnership, formed on June 7, 1996 ("SuperTel" or the "General Partner"), have taken steps to qualify the Partnership for the maximum benefits allowed by the FCC for an Entrepreneur under 47 C.F.R. Section 24.711(d) (installment payments) and 24.712(c) (bidding credits) of the final rules of the FCC for PCS systems. See "Background of Personal Communications Services Business and FCC Auctions."

     The Partnership filed an application (the "Application") with the FCC for the authority to acquire licenses to provide PCS systems in all Basic Trading Areas in the United States. The Partnership was high bidder for the Licenses at the Block C auction for the award of PCS licenses authorized under Part 24 of the FCC's rules. The Partnership expects to develop, own and operate the Licenses it has been awarded. On January 22, 1997, the FCC issued its Memorandum Opinion and Order, FCC, 97-15 (the "Order") granting the Partnership the Licenses. The FCC's grant of the Licenses may, however, be reversed on the basis of an interested party's motion for reconsideration or an appeal to the United States Court of Appeals for the District of Columbia Circuit. See "The Partnership - Petitions to Deny."

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

     Small Businesses are entitled to make interest-only payments for the first six years and can amortize interest and principal over the remaining four years of the license term. In March 1997, the FCC issued an order suspending indefinitely interest payments on all Block C licenses; however, interest will continue to accrue. On October 16, 1997 the FCC issued the Second Report and Order and Further Notice of Proposed Rulemaking requiring the resumption of interest payments commencing with the March 31, 1998 installment. On February 24, 1998 the FCC extended the March 31, 1998 payment deadline to be after the publication of the March 24, 1998 Order on Reconsideration of the Second Report and Order (the "Reconsideration Order") to a future date that will be 30 days after a 60 day election deadline which began on March 24, 1998. The interest rate applicable to Small Businesses is the 10-year treasury note rate at the date of grant of the license. In addition, Small Businesses were entitled to a bidding credit of 25%.

Build-Out Requirements

     All PCS license holders are required to meet certain requirements imposed by the FCC relating to the provision of service in each license area.
 Block C license holders must provide coverage to one-third of the Person of Population ("POP") in each license service area within five years of license grant and two-thirds of the POPs in each license service area within ten years of license grant. Failure to comply with the build-out requirements could subject the Partnership to license forfeiture or other penalties, and may have a material adverse effect on the financial condition of the Partnership.

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

The Partnership

The General Partner

     Unicom Corporation, the former general partner ("Unicom") of the Partnership, was incorporated in Puerto Rico in March 1993 and the General Partner was incorporated in Puerto Rico in June 1996. Unicom was structured to ensure that the Partnership would receive the maximum benefits eligible to Entrepreneurs. The General Partner, as the successor of Unicom, was also structured to receive the benefits offered to Small Businesses. The Partnership is managed and controlled by the Board of Directors and executive officers of the General Partner. Currently, Fred H. Martinez is the Chairman of the General Partner's Board of Directors which includes Javier Lamoso, Richard Reiss, Gary H. Arizala, Margaret W. Minnich, Lawrence Odell, James T. Perry, and Daniel J. Parks. Javier Lamoso is the President and acting Chief Executive Officer of the General Partner, John Duffy is the Executive Vice President, Tyrone Brown is Senior Vice President for Regulatory Affairs, Eric Spackey is Vice President, Daniel J. Parks is the General Counsel and Lawrence Odell is the Secretary.

     From January 26, 1995 through August 18, 1995, the Partnership raised $65,112,500 in its private placement (the "Private Placement") of 2,604.5 of its Units. Consistent with the terms of the Private Placement, the proceeds were used as follows: (i) 80% of the proceeds were used to bid for and make down payments on the PCS licenses the Partnership acquired, and to develop, own and operate these licenses and (ii) 20% of the proceeds were allocated for payment to Romulus Telecommunications, Inc., a Puerto Rico corporation ("Romulus"), for its services in preparing and filing of the Application and assisting the Partnership in bidding under the Services Agreement. One-half of such fee ($6,511,250) was non-refundable and was paid to Romulus prior to the commencement of the Auctions. The remaining one-half of such fee ($6,511,250) is held in a separate account controlled by Quentin L. Breen and Anthony T. Easton, the beneficial owners of Romulus, and was intended to be paid to Romulus only if the Partnership was successful in acquiring at least one PCS license. The Partnership has filed suit in Puerto Rico, however, attaching the amount held in this account until resolution of the bidding error described below. Under the Services Agreement, had the Partnership been unsuccessful in obtaining a PCS license, the $6,511,250 held in the account would have been returned to the Partnership. If the Partnership License grants are reversed on reconsideration or appeal, the Partnership shall return to the holders of Units (the "Investors") their pro-rata investment (less the fee paid to Romulus and any other fees and expenses the Partnership may incur), without interest.

The Partnership's Business to Date

     The Partnership's operations to date have focused on raising capital in the Private Placement, preparing for the Auctions, bidding in the Block C Auction and obtaining the Licenses. In addition, the Partnership has been conducting preliminary discussions with telecommunications equipment vendors and strategic service providers. See "The Partnership's Plan of Operation."

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


     Market Name                  Population*        Bid**      Price/POP**
--------------------------        -----------    -------------  -----------
San Juan, PR                       2,170,250      $ 84,687,825     $39.02
Mayaguez-Aguadilla, PR             1,325,600      $ 29,400,075     $21.75
Salt Lake City-Ogden, UT           1,308,040      $ 82,293,825     $62.91
Logan, UT                             79,420      $    276,825     $ 3.49
Provo-Orem, UT                       269,410      $  6,678,075     $24.79
Reno, NV                             439,280      $ 27,802,575     $63.29
Fresno, CA                           755,580      $ 47,026,575     $62.24
Bakersfield, CA                      543,480      $ 26,941,575     $49.57
Modesto, CA                          418,980      $ 12,320,325     $29.41
Visalia-Porterville, CA              413,390      $  9,371,325     $22.67
Redding, CA                          253,260      $  4,500,825     $17.77
Merced, CA                           192,710      $  3,532,575     $18.33
Eureka, CA                           142,580      $  1,181,325     $ 8.29
Boise-Nampa, ID                      416,500      $  7,742,325     $18.59
Lewiston-Moscow, ID                  110,030      $    537,075     $ 4.88
Totals:                            8,864,510      $344,293,125     $38.84


*   Based on the 1990 census figures used by the FCC.

** Gives effect to the 25% bidding credit to which the Partnership is eligible under FCC rules.

     The net cost of the Partnership's Licenses was $344,293,125. The Partnership made a down payment of 10% of the net cost, or approximately $34,429,312, and owes the federal government approximately $309,863,813, which amount is payable over 10 years, as follows: (1) Interest only payments are required to be made for the first six years, at an interest rate of 6.5% per year, (2) Interest (at 6.5% a year) and principal payments are required to be made during the seventh through the tenth year, when the loan must be paid off completely.

     In March 1997, the FCC issued an order suspending indefinitely interest payments on all Block C licenses; however, interest on the licenses will continue to accrue. On October 16, 1997 the FCC issued the Second Report and Order and Further Notice of Proposed Rulemaking requiring the resumption of interest payments commencing with the March 31, 1998 installment. It also required that the interest accrued during the interest suspension period will be paid in eight quarterly installments commencing with the March 31, 1998 installment. On February 24, 1998 the FCC moved the interest payment deadline to a date 30 days after a 60 day election period that began on March
24, 1998 with the publication of the Reconsideration Order.   The Partnership
anticipates that interest payments on the cost of the Licenses will be approximately $20.2 million a year for the first six years and the entire $309,863,813 must be amortized during the remaining four years.

     The Reconsideration Order provides the following options designed to assist C Block licensees in obtaining financing to build their systems:

     DISAGGREGATION. This option allows a C Block licensee to elect to disaggregate all of its 30 MHz licenses within an MTA and return 15 MHz of each license to the Commission in exchange for forgiveness of 50% of the outstanding debt associated with those licenses. For licensees who elect to disaggregate, there are two options: resume payments on the disaggregated licenses under the terms of the installment payment plan or prepay the outstanding loan balance on the disaggregated license. Licensees who elect to continue installment payments for the disaggregated licenses will receive a total credit equal to 70% of the original down payment made on the 30 MHz disaggregated licenses. One half of the credit will be applied as a down payment on the outstanding debt and 40 percent of the downpayment associated with the disaggregated spectrum that is returned to the Commission may be used to prepay the interest that has accrued during the payment suspension period or reduce principal at the licensee's option. Licensees who elect to prepay outstanding debt on the disaggregated licenses will receive a credit equal to 85% of the original down payment made on the 30 MHz disaggregated licenses. Consistent with the prepayment option for 30 MHz licenses, this credit represents 70% of the down payment associated with the 15 MHz returned spectrum.

     AMNESTY. This option allows a C Block licensee to surrender any of its licenses, so long as all licenses within an MTA are returned in exchange for the FCC forgiving all outstanding debt on returned licenses. For licenses that are returned, the licensee will have two choices: (i) the licenses may opt to re-bid on those licenses in the reauction; or (ii) the licensee may opt to forgo the opportunity to re-acquire its returned licenses in exchange for a credit of 70% of the down payment already made on the returned licenses. The same choice must be made for all licenses within an MTA. The 70% credit must be used to prepay either a 30 MHz or 15 MHz disaggregated licenses retained by the licensee.

     PREPAYMENT. This option allows a C Block licensee to prepay any of its outstanding notes and the interest accrued from the date of the conditional license grant through the election date will be forgiven. Also, licensees can surrender licenses and use 70% of their total down payments as a credit towards the prepayment of any of the licenses they retain. The licensee must pay off the outstanding principal debt obligations for all BTA licenses it holds within a single MTA and prepay as many of its notes it desires. The remaining 30% of the down payments plus any unapplied portions of the first 70% of the down payments will not be returned. The licensee may not rebid in the reauction for any of the licenses surrendered, and is forbidden to acquire these licenses in the secondary market for a period of two years from the reauction start date.

The Partnership is currently evaluating these options and has not determined which option, if any, it will utilize.

Bidding Error and Withdrawals

     In 1996, the Partnership, through its bidding agent inadvertently submitted to the FCC an erroneous bid for one of the PCS licenses being auctioned (Norfolk, Virginia) (the "Bidding Error"). On December 20, 1996, the FCC issued an order (the "Order") requiring the Partnership to pay a penalty of approximately $3,273,000 for the Bidding Error. This Order also assessed a bid withdrawal payment of approximately $1,258,000 for license B332 (Omaha, Nebraska) for the Broad Band PCS Block C auction. In accordance with the Order, these amounts were deducted from the Partnership's deposit with the FCC. In addition to the December 20, 1996 Order, the FCC issued a Notice of Apparent Liability and Forfeiture dated January 22, 1997, finding the Partnership liable for $1,000,000 for misrepresentations made to the Commission by its bidding agent. These amounts were charged to operations in 1996.

     The Partnership and its General Partner have filed an action in court to recover the FCC assessments made in connection with the bidding error as well as other related expenses incurred. The action filed resulted in the attachment of a $6.5 million escrow account deposited in the name of Romulus, with a local bank, which would have been payable upon obtaining the PCS licenses.

     The Partnership's management intends to pursue vigorously the recovery of the FCC assessments from Romulus. Management believes it will prevail in collecting from the cash in the escrow account all the assessments made by the FCC in connection with the bidding error and other related expenses.

Petitions to Deny

     On July 1, 1996, Susan D. Easton, the beneficiary of the SDE Trust (which owned shares of the Partnership's former general partner), and WillowRun, L.P., an investor, filed petitions to deny the award of any Licenses to the Partnership. In addition, on August 12, 1996, the SDE Trust filed a new petition to deny the award of any Licenses to the Partnership.
In its Order
issued on January 22, 1997, the FCC rejected these petitions to deny and awarded the Partnership the Licenses. On February 21, 1997, the SDE Trust filed a Petition for Reconsideration requesting the FCC to reconsider the Notice and the Order. The Petition for Reconsideration argues that the grounds upon which the FCC based the Notice and the Order should be corrected and clarified because, as written, the Notice and the Order could be misinterpreted to impute wrongdoing to the SDE Trust thereby jeopardizing a lawsuit filed by the SDE Trust in California state court. The Partnership filed a response to the Petition for Reconsideration on March 6, 1997 and is vigorously defending its interests in this matter. The SDE Trust filed a reply on March 18, 1997.

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

     The Partnership owes the federal government approximately $309,863,813 in connection with the acquisition of the Licenses, which is payable over 10 years. Interest only payments (at a rate of 6.5% a year) are required for the first six years, and interest (at a rate of 6.5% a year) and principal payments are required during the seventh through the tenth year, when the loan must be paid off completely. In March 1997, the FCC issued an order suspending indefinitely interest payments on all Block C licenses; however, interest on the licenses will continue to accrue. Interest payments will resume to a date 30 days after a 60 day election period that began on March 24, 1998 with the publication of the Reconsideration Order. See "The Partnership--The Partnership's Business to Date." The Partnership is currently evaluating the three options contained in the Reconsideration Order.

     If the Partnership determines not to utilize any of those options, the Partnership anticipates that interest payments (or accruals) on this amount will be approximately $20.2 million a year for the first six years. In addition, the Partnership believes that the total equipment costs, including design and engineering, will approximate some $20 per POP acquired. The Partnership may also need as much as $13 per POP to cover negative cash flow from initial operations and other start-up costs before it becomes profitable. Accordingly, as the Partnership was awarded Licenses in 15 markets with approximately 8.8 million POPs (based on 1990 population statistics used by the FCC), and, therefore, based on the cost estimations, the Partnership will need approximately $290 million in additional financing over the next three years.

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

     The Partnership is currently in various stages of discussions with a variety of equipment vendors to determine the best selection of equipment with the most attractive financing terms. The Partnership is seeking vendors that meet the Partnership's goals of prompt construction, system reliability, pricing and vendor financing. The Partnership is presently meeting with equipment vendors to negotiate final equipment prices, and vendor purchasing, if appropriate.

     The Partnership plans to begin prompt construction of its PCS systems. The Partnership is conducting a series of meetings with major Wall Street investment firms to discuss its long term capital requirements. Although no assurances can be made that the Partnership will be successful, it is anticipated that the Partnership will complete a round of third-party financing in the future. This financing will be used as working capital.
The Partnership conducted a capital call that commenced in March 26, 1997 and ended in October 30, 1997 and raised $1,939,000 from its Investors to increase its equity base thereby becoming more attractive to new investors.

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

     On April 14, 1997, the Partnership formed three Delaware limited liability companies: CommClear, LLC; ClearCorp, LLC; and ClearComm West, LLC. The Partnership is the sole member of these three entities. The Partnership may, at some future date, transfer its western U.S. Licenses to ClearComm West, LLC which would develop the Partnership's business in the markets which cover these Licenses. Also on April 14, 1997, ClearCorp, LLC and CommClear, LLC formed a Puerto Rico general partnership, ClearComm de Puerto Rico. The Partnership may transfer its two Puerto Rico Licenses to ClearComm de Puerto Rico which would develop the Partnership's business in Puerto Rico. Transfer of any Licenses will only occur after the Partnership receives all requisite FCC approvals.

ITEM 2.  PROPERTIES

     The Partnership has entered into various operating lease agreements for rental of office facilities. The leases expire at various dates through December 2000. The Partnership has acquired only the office equipment necessary to conduct its business. The Partnership sublets its principal offices in California from its General Counsel at no charge.

     The Partnership will embark on a build-out phase which includes leasing sites where its telephone switching equipment, relay stations and other equipment will be located. In addition, the Partnership anticipates leasing offices in cities where it has Licenses at such time as when necessary to develop the Licenses. The Partnership also intends to establish a strategically located principal office from where it can best manage the Licenses.

ITEM 3.  LEGAL PROCEEDINGS

     On June 6, 1996, the Partnership filed suit in San Juan, Superior Court for the Commonwealth of Puerto Rico and attached the Romulus account which holds approximately $6.5 million which would be payable to Romulus under its agreement with the Partnership. See "Item 1 - Bidding Error and Withdrawals." The Partnership took steps to attach the funds to ensure that Romulus funds were available to repay the Partnership the amount of the Norfolk, Virginia withdrawal penalty, forfeiture and related expenses totaling approximately $5.5 million that the Partnership paid in connection with the Bidding Error. On July 26, 1996, Romulus and Mr. Easton each filed a demand for arbitration with the American Arbitration Association (the "AAA") at its Miami, Florida office seeking to arbitrate all matters relating to the Bidding Error, including the attachment of the Romulus account. The AAA accepted these matters for arbitration. However, the Partnership filed for a stay of the arbitration proceedings with the U.S. Federal District Court for the Commonwealth of Puerto Rico, and obtained a stay of the arbitration proceedings.

     In addition, two separate civil actions were filed in the Circuit Court of the State of Oregon for Multnomah County that have now been consolidated. The first was filed in November, 1996 and amended in August 1997. The second was filed in August 1997. In both cases certain officers, directors, employees and consultants of the General Partner, as well as persons unrelated to the General Partner and the Partnership have been named as defendants. Both lawsuits alleged certain securities law violations, common law fraud and activities violating Oregon's racketeering laws in connection with the Partnership's initial sale of Units. In February 1998, the court dismissed the racketeering claim and took under submission other jurisdictional motions filed by the Partnership. The Partnership believes the suit is without merit and is vigorously defending this lawsuit.

     On January 27, 1997, in the Superior Court of the State of California for the County of San Mateo, the trustee of the SDE Trust filed a complaint for damages of $300 million and equitable relief against Unicom, the General Partner, the Partnership and certain officers and directors, trustees of trusts holding Unicom shares and attorneys for breach of fiduciary duty arising out of an alleged conspiracy among the defendants to attempt to unlawfully purchase the Unicom shares held by the SDE Trust for the personal gain of Unicom shareholders. The Partnership denies engaging in any unlawful activity in purchasing the Unicom shares held by the SDE Trust. In an order dated July 21, 1997, the

Judge granted the Partnership's motion to move this case to Puerto Rico. The SOE Trust filed a notice of appeal on September 29, 1997 with the California Court of Appeals and its brief is due to be filed in mid-April 1998. The Partnership believes the case is wholly without merit and intends to defend it vigorously.

     After the FCC denied the SDE Trust's petition to deny on January 22, 1997, on February 21, 1997 the SDE Trust filed a petition asking that the FCC reconsider its statements regarding the transfer of the Partnership's general partnership interest, which petition is pending. See "Item 1 - Petitions to Deny."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None.


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Between September 30, 1996 and January 22, 1997, the Partnership conducted a capital call, in which it sold to its existing Investors one-fifth Units at a price of $5,000 per one-fifth Unit. The Partnership sold 798.5 one-fifth Units to its existing Investors for an aggregate price of $3,992,500 of which $1,050,000 was raised between January 1, 1997 and January 22, 1997. Five one-fifth Units are the equivalent of one Unit.

     In addition, on March 26, 1997, the Partnership commenced a second capital call in which it offered to its existing Investors one-fifth Units at a price of $6,000 per one-fifth Unit. This offering ended on October 30, 1997, the Partnership has sold 323.5 one-fifth Units for an aggregate price of $1,939,000. Five one-fifth Units are the equivalent of one Unit.

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

     As of December 31, 1997 only the General Partner holds a general partnership interest and 1,634 Investors hold an aggregate of 2,825.9 Units of limited partnership interest.

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

     The General Partner is entitled to reimbursement of all reasonable operating expenses, plus 10% of such amount. See "Item 13 - Management Fee."

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data for the years ended December 31, 1996 and
December 31, 1997

     The following tables summarize selected consolidated financial data of the Partnership from the period from inception (January 24, 1995) to December 31, 1995, and from January 1, 1996 to December 31, 1996, and from January 1, 1997 to December 31, 1997. This information should be read in conjunction with the Partnership's consolidated financial statements and related notes thereto and management discussion contained herein.

Statement of Operations Data

                                                      January 24, 1995
                                                     (Date of Inception)
                                                       to December 31,
                                                            1995           December 31, 1996   December 31, 1997
                                                     -------------------   -----------------   -----------------
Total Revenues:
     Interest Earnings............................      $ 1,469,099           $    66,767        $    495,614
Total Expenses:
     Consulting and legal services rendered
     by related parties (1).......................        6,756,250               744,862           8,291,492
     Management Fee to General Partner............          513,288               424,334             369,643
     Other Legal Fees.............................          368,704             1,283,356           1,546,887
     Miscellaneous Consulting Services............          325,604               557,353           1,506,310
     Travel.......................................          118,850               282,890             421,048
     Insurance....................................           32,000               133,784             130,332
     Salaries and bonuses.........................           68,769                                   730,828
     Other Administrative Expenses................                                183,890             443,381
     Omaha Withdrawal Fee.........................                              1,257,771
     Norfolk Bid Withdrawal.......................                              3,273,374
     Forfeiture Imposed by FCC....................                              1,000,000
                                                        ------------          ------------       -------------
Subtotal:.........................................      $ 8,183,465           $ 9,141,614        $ 13,439,921
                                                        ------------          ------------       -------------
Net Income (Loss).................................      $(6,714,366)          $(9,074,847        $(12,944,307)
                                                        ------------          ------------       -------------
                                                        ------------          ------------       -------------
Net Income (Loss) Attributable to General
Partner...........................................      $(1,678,592)          $(2,268,712)       $ (3,236,077)
                                                        ------------          ------------       -------------
                                                        ------------          ------------       -------------
Net Income (Loss) Attributable to Unitholders
($1,933.49) in 1995, ($2,609.71) in 1996 and
($3,974.74) in 1997 per Unit respectively.........      $(5,035,774)          $(6,806,135)       $ (9,708,230)
                                                        ------------          ------------       -------------
                                                        ------------          ------------       -------------


(1) The 1997 and 1995 includes payments of $6,511,250 to Romulus for its services in preparation of the Application and bidding at Auctions, see "Item 13 - Payments to Romulus," and other consulting fees.

Balance Sheet Data

                                          December 31, 1995   December 31, 1996   December 31, 1997
                                          -----------------   -----------------   -----------------
ASSETS:
Cash and Cash Equivalents...............    $ 2,727,541          $ 2,492,851         $  9,761,729
Prepaid Expenses........................         96,000              100,538              108,700
Deposits................................     50,000,000           45,468,855                   --
Restricted Cash(1)......................      6,511,250            6,511,250                   --
Other Assets............................              0               14,535               80,258
PCS Licenses............................                                              270,245,139
Deposits................................                                                   25,000
Total:..................................    $59,334,791          $54,588,029         $280,220,826

LIABILITIES AND PARTNERS CAPITAL:
Accounts Payable and
Accrued Liabilities.....................    $   836,657          $ 2,287,242         $  2,069,520
Current Accrued Interest-FCC............                                                4,399,837
License Loan Payable, including
  long-term portion of interest.........                                              231,415,989
Unitholders' Equity (2,604.5 in 1995,
2,719.6 Units in 1996 and 2,825.9
Units in 1997; and 1 general
partnership interest)...................    $58,498,134           52,300,787            42,335,480
Total:..................................    $59,334,791          $54,588,029          $280,220,826
Book Value Per Unit.....................    $    22,452          $    19,224          $     14,976
                                            -----------          -----------          ------------
                                            -----------          -----------          ------------


------------------------

(1) Partnership has filed suit attaching this amount which will be released after resolution of the Partnership's lawsuit against Romulus.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The Partnership was formed in January 1995 and is managed by the General Partner. The Partnership was organized to acquire, own and operate PCS licenses in frequency Block C, and to take advantage of the benefits that the FCC has set aside for Entrepreneurs. The Partnership's income to date has consisted only of interest earnings as the Partnership was awarded the Licenses on January 22, 1997 and has not yet established operations.

Results of Operations - 1997 Compared to 1996

Revenues

     The Partnership's sole source of revenue continued to be interest income for the year ended December 31, 1997. Interest income for this year was $495,614. In 1996, the Partnership had interest earnings of $66,767. The increase in interest earnings is primarily due to the FCC refunding to the Partnership approximately $11,039,543, which the Partnership had placed on deposit with the FCC in connection with the acquisition of its PCS licenses and the interest earned by the additional capital invested by the limited partners during 1997.

Expenses

     Expenses for the year ended December 31, 1997 totaled $13,439,921. This amount included an accrual for $369,643 of expenses to be reimbursed to the General Partner, including its management fee. Also 1997 expenses include the $6,511,250 classified in the 1996 financial statements as Restricted Cash expensed in 1997 under the Services Agreement and advanced to Romulus.

     General and administrative expenses for the period ended December 31, 1996 were $9,141,614. The 1996 expenses includes the Omaha withdrawal fee of $1,257,771, the Norfolk bid withdrawal fee of $3,273,374, the $1,000,000 forfeiture imposed by the FCC, and the management fee of the General Partner. Expenses for the year ended on December 31, 1997 are higher than the expenses for the same period of 1996 because the 1997 expenses include the amount expensed under the Services Agreement advanced to Romulus. The Partnership is seeking to recover the costs and the penalties and fines associated with the Bidding Error from Romulus and Mr. Easton, and has attached $6,511,250 of restricted cash held in the account controlled by Romulus. Although no assurances can be made, the General Partner believes it will prevail in collecting these amounts.

Liquidity and Capital Resources

     As of December 31, 1997, the Partnership had assets totaling $280,220,826, consisting of $9,761,729 in cash and cash equivalents, $108,700 in prepaid expenses, $270,245,139 in PCS Licenses including $25,672,000 in capitalized interest, $25,000 in deposits, $80,258 in other assets and current liabilities of $6,469,357 and long-term liabilities due to the FCC including accrued interest of $231,415,690. As of December 31, 1996, the Partnership had assets totaling $54,588,029, consisting of $2,492,851 in cash and cash equivalents, $45,468,855 on deposit with the FCC, prepaid expenses of $100,538, other assets of $14,535, $6,511,250 in restricted cash and current liabilities of $2,287,242. The Partnership assets increased during 1997 because of the issuance of PCS licenses on January 22, 1997 and additional capital invested by its existing investors.

     During the year ended on December 31, 1997 the Partnership raised $2,979,000 of additional capital from two capital offerings the first one commenced September 30, 1996 and ended on January 22, 1997 the amount raised in 1997 was $1,050,000. In addition on March 26, 1997, the Partnership commenced a second capital offering to its existing investors of one-fifth units at a price of $6,000 per one fifth-unit. This offering ended on October 30, 1997 and the Partnership sold 323.5 one-fifth Units for an aggregate price of $1,929,000. Three Units were repurchased during the second quarter 1996 from Mr. Breen following the Bidding Error.

     The Partnership is presently considering the options contained in the FCC's Reconsideration Order. These options would provide limited debt relief as an alternative to continuing under the Partnership's existing installment payment plan.

     In addition, the Partnership is continuing to seek additional capital for purposes of developing the Licenses. The Partnership's efforts to raise additional capital to develop Licenses is dependent upon whether the Partnership retains any of the Licenses. Failure to retain its Licenses or the failure to prevail in the litigation to which the Partnership is subject will have a material adverse impact on the Partnership's business and operations. Although no assurance can be made, the Partnership expects to raise the additional amounts it needs to develop the Licenses it retains.
The Partnership currently estimates that, if it elects not to utilize any of the options contained in the Reconsideration Order, it will need to raise approximately $290 million over the next three years to develop all of the Licenses. In addition, the Partnership owes the federal government approximately $309,863,813 plus accrued interest at 6.5% of $18,959,350 in connection with the acquisition of the Licenses. In accordance with industry practice, the Partnership recorded the licenses and the related debt at a net present value of $210,143,476. Based on the Partnership estimates of borrowing cost for debt similar to that issued by the FCC, the Partnership used a 13% discount rate. At December 31, 1997, the notes payable to the FCC are presented net of a discount of approximately $93,007,000.

     Although no assurances can be made, the Partnership expects to prevail in the litigation in which it is a party. See "Item 3."

Results of Operations - 1996 Compared to 1995

Revenues

     The Partnership's sole source of revenue was interest income for the year ended December 31, 1996. In 1995, the Partnership had interest earnings of $1,469,099. Interest income for 1996 was $66,767. Interest income in 1995 was greater because the Partnership had invested the capital contributions of its Investors until it placed its $50 million deposit with the FCC in November 1995.

Expenses

     Expenses for the year ended December 31, 1996 totaled $9,141,614. General and administrative expenses for the period that ended December 31, 1995 were $8,183,465, which included amounts paid to Romulus under Services Agreement and the expenses and the management fee of the General Partner. Expenses for the year that ended December 31, 1996 were higher than the expenses for the same period of 1995 because the 1996 expenses includes the Omaha withdrawal fee of $1,257,771, the Norfolk bid withdrawal fee of $3,273,374, the $1,000,000 forfeiture imposed by the FCC, and related legal fees and certain consulting expenses amounting to $1,373,547 which were incurred in connection with the result of the Bidding Error.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements                                                        Page
     ClearComm, L.P.

     Report of Independent Accountants                                        23
     Consolidated Statements of Assets, Liabilities and Partners' Capital
         as of December 31, 1996 and 1997                                     24
     Consolidated Statement of Revenues and Expenses for years ended
         December 31, 1996 and 1997 and periods from inception to
         December 31, 1995 and to December 31, 1997                           25
     Consolidated Statement of Cash Flows for years ended December 31,
         1996 and 1997 and periods from inception to December 31, 1995
         and to December 31, 1997                                             26
     Consolidated Statement of Changes in Partners' Capital Accounts
         from inception to December 31, 1997                                  27
     Notes to Consolidated Financial Statements                               28

     SuperTel Communications Corp.

     Report of Independent Accountants                                        38
     Balance Sheet for December 31, 1996 and 1997                             39
     Statement of Revenues and Expenses and deficit for the year ended
         December 31, 1997 and from inception to December 31, 1996            40
     Statement of Cash Flows for the year ended December 31, 1997 and from
         inception to December 31, 1996                                       41
     Notes to Financial Statements                                            42


     All financial schedules have been omitted because they are not applicable or because the information required is included in the financial statements or notes thereto.

            CLEARCOMM, L.P.
            (formerly PCS 2000, L.P.)
            (a development stage enterprise)
            Report and Consolidated
            Financial Statements
            December 31, 1997 and 1996

                      Report of Independent Accountants



To the Partners of ClearComm, L.P.
(formerly PCS 2000, L.P.)


In our opinion, the accompanying consolidated statement of assets, liabilities and partners' capital, and the related consolidated statements of revenues and expenses, of cash flows and of changes in partners' capital accounts present fairly, in all material respects, the financial position of ClearComm, L.P. (formerly PCS 2000, L.P.) (the Partnership), a development stage enterprise, at December 31, 1997 and 1996 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, and for the periods from inception (January 24, 1995) through December 31, 1995 and through December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not yet obtained the financing required to develop and construct the infrastructure necessary to begin commercial operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICE WATERHOUSE

San Juan, Puerto Rico
March 26, 1998

Stamp 1458016 of the P.R. Society of Certified Public Accountants has been affixed to the file copy of this report

CLEARCOMM, L.P.
(formerly PCS 2000, L.P.)
(a development stage enterprise)
Consolidated Statement of Assets, Liabilities and Partners' Capital
December 31, 1997 and 1996
-----------------------------------------------------------------------------

                                                                        1997                 1996
                                                                    ------------         ------------
                                Assets
Current assets:
  Cash and cash equivalents......................................   $  9,761,729         $  2,492,851
  Prepaid expenses...............................................        108,700              100,538
  Other current assets--auction deposits.........................                          45,468,855
                                                                    ------------         ------------
        Total current assets.....................................      9,870,429           48,062,244

Licenses, including capitalized interest of $25,672,000..........    270,245,139
Restricted cash--escrow account..................................                           6,511,250
Deposits.........................................................         25,000
Other assets.....................................................         80,258               14,535
                                                                    ------------         ------------
                                                                    $280,220,826         $ 54,588,029
                                                                    ------------         ------------
                                                                    ------------         ------------
                        Liabilities and Partners' Capital
Current liabilities:
  Accounts payable and accrued liabilities.......................   $  1,195,145        $     204,927
  Accounts payable for legal fees, including $63,329 to
    related parties (1996--$41,815) .............................        184,257              440,847
Accounts payable to related parties..............................        690,118              641,468
Payable to the FCC...............................................                           1,000,000
Accrued interest--FCC............................................      4,399,837
                                                                    ------------         ------------
                                                                    ------------         ------------
        Total current liabilities................................      6,469,357            2,287,242
                                                                    ------------         ------------
                                                                    ------------         ------------
  Long-term liabilities:
    Notes payable-- FCC..........................................    216,856,476
    Accrued interest--FCC........................................     14,559,513
                                                                    ------------         ------------
        Total long-term liabilities..............................    231,415,989
                                                                    ------------         ------------
Commitments and contingencies (Notes 9 and 10)...................
                                                                    ------------         ------------
Partners' capital:
  Limited partners' capital (2,825.9 units issued and
    outstanding in 1997 and 2,719.6 in 1996).....................     70,969,000           67,990,000
  General partner's capital......................................        100,000              100,000
Undistributed losses accumulated during development stage........    (28,733,520)         (15,789,213)
                                                                    ------------         ------------
        Total partners' capital..................................     42,335,480           52,300,787
                                                                    ------------         ------------
        Total liabilities and partners' capital..................   $280,220,826         $ 54,588,029
                                                                    ------------         ------------
                                                                    ------------         ------------


  The accompanying notes are an integral part of these financial statements.

CLEARCOMM, L.P.
(formerly PCS 2000, L.P.)
(a development stage enterprise)
Consolidated Statement of Revenues and Expense
-----------------------------------------------------------------------------

                                                                                    January 24, 1995    January 24, 1995
                                               Year Ended          Year Ended        (Inception) to      (Inception) to
                                            December 31, 1997   December 31, 1996   December 31, 1995   December 31, 1997
                                            -----------------   -----------------   -----------------   -----------------
Revenues:
Interest income...........................    $    495,614        $     66,767        $  1,469,099        $  2,031,480
                                            -----------------   -----------------   -----------------   -----------------
Expenses:
  Consulting and legal services
    rendered by related parties...........       8,291,492             744,862          6,756,250           15,792,604
  Management fee to General Partner.......         369,643             424,334            513,288            1,307,265
  Other legal fees........................       1,546,887           1,283,356            368,704            3,198,947
  Consulting services.....................       1,506,310             557,353            325,604            2,389,267
  Travel..................................         421,048             282,890            118,850              822,788
  Insurance...............................         130,332             133,784             32,000              296,116
  Salaries and bonuses....................         730,828                                                     730,828
  Other administrative expenses...........         443,381             183,890             68,769              696,040
  Bid withdrawal penalty (Omaha,
    Nebraska).............................                           1,257,771                               1,257,771
  Bid withdrawal penalty (Norfolk,
    Virginia).............................                           3,273,374                               3,273,374
  Forfeiture imposed by the FCC...........                           1,000,000                               1,000,000
                                            -----------------   -----------------   -----------------   -----------------
                                            -----------------   -----------------   -----------------   -----------------
                                                13,439,921           9,141,614          8,183,465           30,765,000
                                            -----------------   -----------------   -----------------   -----------------
Net loss..................................   ($ 12,944,307)      ($  9,074,847)      ($ 6,714,366)       ($ 28,733,520)
                                            -----------------   -----------------   -----------------   -----------------
                                            -----------------   -----------------   -----------------   -----------------
Net loss attributable to general partner..   ($  3,236,077)      ($  2,268,712)      ($ 1,678,592)
                                            -----------------   -----------------   -----------------
                                            -----------------   -----------------   -----------------
Net loss attributable to limited
  partners ($3,494.74, $2,609.71 and
  $1,933.49 per limited partnership
  unit in 1997, 1996 and 1995,
  respectively)                              ($  9,708,230)      ($  6,806,135)     ($  5,035,774)
                                            -----------------   -----------------   -----------------
                                            -----------------   -----------------   -----------------


  The accompanying notes are an integral part of these financial statements.

CLEARCOMM, L.P.
(formerly PCS 2000, L.P.)
(a development stage enterprise)
Consolidated Statement of Cash Flows
-----------------------------------------------------------------------------

                                                                                    January 24, 1995    January 24, 1995
                                               Year Ended          Year Ended        (Inception) to      (Inception) to
                                            December 31, 1997   December 31, 1996   December 31, 1995   December 31, 1997
                                            -----------------   -----------------   -----------------   -----------------
Cash flows from operating activities:
  Net loss................................   ($ 12,944,307)      ($  9,074,847)      ($  6,714,366)      ($ 28,733,520)
                                            -----------------   -----------------   -----------------   -----------------
Adjustments to reconcile net loss
 for the period to net cash used by
 operating activities:
  Depreciation............................          26,192                                                      26,192
  Increase in prepaid expenses............          (8,163)            (4,538)             (96,000)           (108,701)
  Increase in deposits....................         (25,000)                                                    (25,000)
  Decrease (increase) in bank overdraft...                            (46,173)              46,173
  (Decrease) increase in payable to FCC...      (1,000,000)         1,000,000
  Increase in accounts payable and
    accrued liabilities...................         990,218             74,293              130,634           1,195,145
  (Decrease) increase in accounts
    payable for legal fees................        (256,590)           440,847                                  184,257
  Increase (decrease) in accounts
    payable to related parties............          48,650            (18,382)             659,850             690,118
                                            -----------------   -----------------   -----------------   -----------------

        Total adjustments.................        (224,693)         1,446,047              740,657           1,962,011

                                            -----------------   -----------------   -----------------   -----------------
        Net cash used by operating
            activities....................     (13,169,000)        (7,628,800)          (5,973,709)        (26,771,509)
                                            -----------------   -----------------   -----------------   -----------------
Cash flows from investing activities:
  FCC auction deposit returned (paid).....      11,039,543                             (50,000,000)        (38,960,457)
  Bid withdrawal payment..................                          4,531,145                                4,531,145
  Other assets............................         (91,915)           (14,535)                                (106,450)
                                            -----------------   -----------------   -----------------   -----------------
        Net cash provided (used) by
          investing activities............      10,947,628          4,516,610          (50,000,000)        (34,535,762)
                                            -----------------   -----------------   -----------------   -----------------
Cash flows from financing activities:
  Capital investment by partners..........       2,979,000           2,952,500          65,212,500          71,144,000
  Capital repurchased from partner........                             (75,000)                                (75,000)
  Decrease (increase) in restricted cash..       6,511,250                              (6,511,250)
                                            -----------------   -----------------   -----------------   -----------------
        Net cash provided by financing
          activities......................       9,490,250           2,877,500          58,701,250          71,069,000
                                            -----------------   -----------------   -----------------   -----------------
Net increase (decrease) in cash and
  cash equivalents........................       7,268,878            (234,690)          2,727,541          9,761,729
Cash and cash equivalents at
  beginning of period.....................       2,492,851           2,727,541
                                            -----------------   -----------------   -----------------   -----------------
Cash and cash equivalents at end of
  period..................................   $   9,761,729       $   2,492,851       $   2,727,541       $   9,761,729
                                            -----------------   -----------------   -----------------   -----------------
                                            -----------------   -----------------   -----------------   -----------------



  The accompanying notes are an integral part of these financial statements.

CLEARCOMM, L.P.
(formerly PCS 2000, L.P.)
(a development stage enterprise)
Consolidated Statement of Changes in Partners' Capital Accounts
-----------------------------------------------------------------------------

                                                     LIMITED PARTNERS
                                                --------------------------          GENERAL
                                                   UNITS          AMOUNT            PARTNER           TOTAL
                                                -----------    -------------     -------------    -------------
Capital invested..............................       2604.5    $  65,112,500     $     100,000    $  65,212,500
Share of undistributed losses.................                    (5,035,774)       (1,678,592)      (6,714,366)
                                                -----------    -------------     -------------     -------------
Balance (deficit) at December 31, 1995........       2604.5       60,076,726        (1,578,592)      58,498,134
Repurchase of limited partners units..........         (3.0)         (75,000)                           (75,000)
Capital invested in 1996......................        118.1        2,952,500                          2,952,500
Share of undistributed losses.................                    (6,806,135)       (2,268,712)      (9,074,847)
                                                -----------    -------------     -------------     -------------
Balance (deficit) at December 31, 1996........       2719.6       56,148,091        (3,847,304)      52,300,787
Capital invested in 1997......................        106.3        2,979,000                          2,979,000
Share of undistributed losses.................                    (9,708,230)       (3,236,077)     (12,944,307)
                                                -----------    -------------     -------------     -------------
Balance (deficit) at December 31, 1997........       2825.9      $49,418,861       ($7,083,381)    $ 42,335,480
                                                -----------    -------------     -------------     -------------
                                                -----------    -------------     -------------     -------------


  The accompanying notes are an integral part of these financial statements.

CLEARCOMM, L.P.
(formerly PCS 2000, L.P.)
(a development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
-----------------------------------------------------------------------------

1.  REPORTING ENTITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ClearComm, L.P. (formerly PCS 2000, L.P.) (the "Partnership"), a development stage enterprise, is a limited partnership organized on January 24, 1995 under the laws of the State of Delaware. The Partnership was formed to file applications with the Federal Communications Commission ("FCC") under personal communications service ("PCS") frequency Block C, originally restricted to minorities, small businesses and designated entities, to become a provider of broadband PCS. The Partnership will terminate on December 31, 2005, or earlier upon the occurrence of certain specified events as detailed in the Partnership Agreement. The Partnership has not yet generated revenues from commercial operations.

    In 1996, the Partnership's former general partner, Unicom Corporation, sold its interest in the Partnership to SuperTel Communications Corp. ("SuperTel"), a Puerto Rico corporation (the "General Partner"). The General Partner's total share of the income and losses of the Partnership is 25% as per the Partnership's Agreement. Approximately 1,600 limited partners also invested in the Partnership through a private placement.

    As discussed in Note 7, on January 22, 1997, the Partnership was granted the PCS Block C licenses for Puerto Rico and certain western states of the United States.

    During 1997 the Partnership organized the following wholly-owned subsidiaries: ClearComm West, LLC, ClearCorp., LLC, CommClear, LLC and ClearComm de Puerto Rico. These companies are also in a development stage and their assets, liabilities and expenses have been included in the Partnership's financial statements. All significant intercompany accounts and transactions have been eliminated.

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

    CASH EQUIVALENTS

    The Partnership considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalent at December 31, 1997 consist of shares in money market portfolio ($9,737,000) (1996--$2,939,000).

CLEARCOMM, L.P.
(formerly PCS 2000, L.P.)
(a development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
-----------------------------------------------------------------------------

    PCS Licenses

    PCS licenses are recorded at cost, and will be amortized over the estimated life of the licenses (forty years) once the PCS network is ready for its intended use. The licenses expire in January 2007, however, FCC rules provide for renewal expectancy provisions. The Company expects to exercise the renewal provisions. The Partnership capitalizes the interest related to the debt pertaining to the PCS licenses during the construction period.

    OTHER ASSETS

    Other assets consist of computer and office equipment and are carried at cost. Major additions or renewals which extend the useful lives of the respective assets are capitalized, while repairs and maintenance are charged to expense as incurred. When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is credited or charged to income.

    Depreciation is computed on the straight-line basis over the estimated useful lives of the assets.

    NET LOSS PER LIMITED PARTNERSHIP UNIT

    Net loss per limited partnership unit is computed by dividing net loss for the period by the weighted-average number of limited partnership units outstanding during the period. The weighted-average number of limited partnership units outstanding during the period ended December 31, 1997 was approximately 2,777 (2,608 and 2,604 in 1996 and 1995, respectively).

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of the Partnership's financial instruments (cash and cash equivalents, accounts payable and accrued liabilities) are considered reasonable estimates of fair value due to the short period to maturity.

    Management believes, based on current interest rates available, that the fair value of its notes and interest payable to the FCC approximates the carrying amount.

2. FINANCING REQUIREMENTS

    The Partnership has no revenues (other than interest income) and is likely to incur operating losses after commencing commercial operations until such time as its subscriber base generates revenue in excess of the Partnership's expenses. Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by other means than its revenues. Consequently, following the grant of the licenses, the Partnership needs additional debt or equity financing to develop and construct the infrastructure necessary to operate wireless telephone systems, introduce and market a new range of service offerings on a commercial basis and otherwise operate its licensed PCS systems.

CLEARCOMM, L.P.
(formerly PCS 2000, L.P.)
(a development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
-----------------------------------------------------------------------------

    The Partnership is currently evaluating several options to satisfy its financing needs but has not been able to obtain the financing required to develop and construct the infrastructure necessary to begin commercial operations.


3.  BID WITHDRAWAL PAYMENT AND PENALTY

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

    On December 20, 1996, the FCC issued an order (the "Order") resolving the Partnership's request for waiver of the related bid withdrawal payment for the license applicable to Round 11 of the Broad Band PCS Block C auction (Norfolk, Virginia) for which the FCC ordered the Partnership to pay a penalty of approximately $3,273,000. This Order also assessed a bid withdrawal payment of approximately $1,258,000 for license B332 (Omaha, Nebraska) for the Broad Band PCS Block C auction. In accordance with the Order, these amounts were deducted from the Partnership's deposit with the FCC. In addition to the December 20, 1996 Order, the FCC issued a Notice of Apparent Liability and Forfeiture dated January 22, 1997, finding the Partnership liable for $1,000,000 for misrepresentations made to the Commission by its bidding agent. These amounts were charged to operations in 1996.

    The Partnership and its General Partner have filed several actions in court to recover the FCC assessments from the bidding agent made in connection with the bidding error as well as other related expenses incurred (See Note 9). One of the actions filed resulted in the attachment by the Partnership of a $6.5 million escrow account deposited in the name of the bidding agent, Romulus Telecommunications, Inc. ("Romulus"), with a local bank, which would have been payable upon obtaining the PCS licenses.

    It is management's intention to pursue vigorously the recovery of the FCC assessments from Romulus. Management believes it will prevail in collecting from the cash in the escrow account all the assessments made by the FCC in connection with the bidding error and other related expenses.

4.  RESTRICTED CASH

    As of December 31, 1996, restricted cash consisted of $6,511,250 held in trust by Romulus and was restricted for payment of all services related to the auction process. This amount was charged to operations in 1997 once the Partnership obtained the PCS licenses. The Partnership has obtained a Court Order attaching this amount as a result of the lawsuit more fully explained in Note 9.

CLEARCOMM, L.P.
(formerly PCS 2000, L.P.)
(a development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
-----------------------------------------------------------------------------

5.  PARTNERS' CAPITAL

    At December 31, 1996, the limited partners' capital consisted of 2,719.6 units distributed among approximately 1,600 limited partners.

    The Partnership raised $2,979,000 in two separate offerings during 1997. In the first offering which ended on January 22, 1997, the Partnership raised $1,050,000 and issued 42 units. In the second offering which ended on October 30, 1997, the Partnership raised $1,929,000 and issued 64.3 units.

    At December 31, 1997, the limited partners' capital consisted of 2,825.9 units (consisting of 2,601.5 units and 1,122 one-fifth units) distributed among approximately 1,600 limited partners.

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

6.  RELATED PARTY TRANSACTIONS

    In 1997, the Partnership incurred legal and consulting expenses paid to limited partners and members of the Board of Directors and shareholders of the General Partner amounting to approximately $8,291,000, including $6.5 million recognized as a result of obtaining the PCS licenses (1996--$745,000, 1995--$6,756,000 including $6.5 million for application, preparation, and auction bidding services).

    The Partnership Agreement, as amended, provides for payment of a management fee to its General Partner, equal to the reasonable costs of operating the business of the Partnership, plus 10% of such aggregate amount, which fee shall be payable monthly, on the first day of each month during the year. Expenses reimbursed include, but are not limited to, compensation costs and expenses related to the officers, directors, and employees in the performance of their duties. In connection with this agreement, the General Partner billed approximately $370,000 in 1997 (1996--$424,000, 1995 -$513,000) for these services.

CLEARCOMM, L.P.
(formerly PCS 2000, L.P.)
(a development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
-----------------------------------------------------------------------------

    During the year ended December 31, 1997, the General Partner issued 5,600 shares of its restricted voting common stock to certain employees and consultants of the Partnership at no cost. The shares were issued by the General Partner in consideration of their valuable collaboration in obtaining the Partnership's PCS licenses. These individuals were not employees of the General Partner at the time the services were provided.
    The agreement under which the shares were granted provides that the General Partner has the right to repurchase 50% of the shares in the event that certain of these individuals cease to be employees of the Partnership within the period ending with the second anniversary of the date of the issuance of the stock. The fair value, of the shares granted is deemed insignificant and, therefore, has not been recognized.

7.  LICENSES AND LONG-TERM NOTES PAYABLE

    On January 22, 1997, the Partnership was granted the PCS Block C licenses for $344,293,125. A down payment, or 10% of the bid amount, was deducted by the FCC from the deposit held.

    The remaining balance or $309,863,813 consists of 10 year notes due to the FCC bearing interest at 6.5% and guaranteed by the licenses obtained. In accordance with industry practice, the Partnership recorded the licenses and the related debt at a net present value of $210,143,476. Based on the Partnership's estimates of borrowing costs for debt similar to that issued by the FCC, the Partnership used a 13% discount rate. At December 31, 1997, the notes payable to the FCC are presented net of a discount of approximately $93,007,000.

    The original payment term provided for paying only interest for the first six years starting in April 1997 and both interest and principal for the remaining four years starting in April 2003. In March 1997, the FCC suspended the deadline for starting the payments. The Company is accruing the interest on the notes.

    In September 1997, the FCC ended the suspension and established March 31, 1998 as the deadline to resume payments. The FCC also adopted certain options designed to assist Block C licensees in obtaining financing and building their systems. The licensees were originally given up to February 26, 1998 to make an election on the options provided by the FCC. However, on February 24, 1998, the FCC extended the due date for such election and the due date for starting the payments to a future date yet to be determined. On March 24, 1998, the FCC issued a new order (the "March FCC Order") establishing new options and due dates. The options are as follows:

    PREPAYMENT

    A licensee may purchase any of its licenses, at the face value of the outstanding debt on those licenses. Subject to the affordability exception, a licensee must purchase all of the licenses it now owns within any single Major Trading Area ("MTA"). A licensee may use seventy percent of its down payment on licenses from other MTAs that it does not wish to retain as a credit towards prepaying those licenses that it wishes to keep. Licenses that are relinquished in accordance with this option must be surrendered to the FCC for reauction. A licensee electing this option, and its affiliates, may not bid at the auction for any of the licenses that the licensee

CLEARCOMM, L.P.
(formerly PCS 2000, L.P.)
(a development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
-----------------------------------------------------------------------------

    relinquishes, and may not otherwise acquire any such license in the secondary market for a period of two years.

    AMNESTY

    A licensee may return to the FCC Commission any of its licenses so long as all licenses within an MTA are returned. The entire outstanding debt on returned licenses will be forgiven. For licenses that are returned, the licensee will have two choices: (1) the licensee may opt to re-bid on those licenses in the reauction; (2) the licensee may opt to forgo the opportunity to re-acquire its returned licenses in exchange for a credit of seventy percent of the down payment already made on the returned licenses. The same choice must be made for all licenses within an MTA. The seventy percent credit must be used to prepay either a 30 MHz or 15 MHz disaggregated licenses retained by the licensee.

    DISAGGREGATION

    A licensee may disaggregate all of its 30 MHz licenses within an MTA and return 15 MHz to the FCC Commission in exchange for forgiveness of fifty percent of the outstanding debt. For licensees who elect to disaggregate, there are two options, resume payments on the disaggregated license under the terms of the original ten year installment payment plan or prepay the outstanding loan balance on the disaggregated license. For a licensee who elects to continue installment payments for the disaggregated license, the licensee will receive a total credit equal to seventy percent of the original down payment made on the 30 MHz disaggregated license. Fifty percent of the credit will be applied as a down payment on the outstanding debt and forty percent of the down payment associated with the disaggregated spectrum that is returned to the Commission may be used to prepay suspended interest or reduce principal at the licensee's option. For licensees who elect to prepay outstanding debt on the disaggregated license, the licensee will receive a credit equal to eighty-five percent of the original down payment made on the 30 MHz disaggregated license.

    The licensees have sixty days after the March FCC Order is published in the Federal Register to make the election. The interest payments will start 90 days after the election is made and will consist of eight quarterly payments of approximately $2,369,000. Therefore, the Partnership has presented as short-term the interest amount due in 1998.

8.  INCOME TAX

    The Partnership, as a limited partnership, is not subject to income tax and the tax effect of its activities accrues to the partners.

    Taxable income to the General and Limited Partners differs from that reported in the statement of revenues and expenses mainly due to different treatment of operational expenses incurred since inception for tax and book purposes. Since the partnership has not operated any PCS licenses yet, all operating expenses were deferred for tax purposes creating a temporary difference for the partners.

CLEARCOMM, L.P.
(formerly PCS 2000, L.P.)
(a development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
-----------------------------------------------------------------------------

    These expenses will be amortized over a period not exceeding 5 years. The taxable income for the partners is determined as follows:

                                                                               1997             1996              1995
                                                                           ------------      ----------       ------------
Net loss per books                                                         ($12,944,307)     ($9,074,846)      ($6,714,366)
Add--Operating expenses deferred until the Partnership begins
  operations.............................................................    13,439,921        9,141,613         8,183,465
                                                                           ------------       ----------      ------------
Taxable income...........................................................  $    495,614       $   66,767      $  1,469,099
                                                                           ------------       ----------      ------------
                                                                           ------------       ----------      ------------


    Total operating expenses deferred through December 31, 1997 amounted to approximately $30.7 million. There are no other significant differences between taxable income for the partners and the net loss reported in the statement of revenues and expenses.

9.  CONTINGENCY

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

CLEARCOMM, L.P.
(formerly PCS 2000, L.P.)
(a development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
-----------------------------------------------------------------------------

    The Partnership and SuperTel are defendants in an action under which plaintiffs allege causes of action for damages for breach of fiduciary duty of Corporate Director, Officers and Controlling shareholders, fraudulent concealment and other matters. The action involves alleged damages in excess of $600 million. The defendants brought a motion for stay based upon inconvenient forum. The San Mateo County Superior Court granted the motion to stay. The plaintiffs are appealing that decision to the Court of Appeals. Under an Indemnity Agreement, the Partnership agreed to indemnify, defend and hold harmless the General Partner and each General Partner's director, shareholder and other persons related to the General Partnership for any damages arising from this case.

    In November 1996, certain limited partners of the Partnership filed a suit in the Circuit Court of the State of Oregon against the Partnership, the General Partner, certain of their officers, directors, employees and consultants. The suit alleges that defendants employed misstatements and omissions of fact in connection with the sale of limited partnership units of the Partnership and seeks the return of the investment of $25,000 per unit for approximately 22 units, plus interest and attorney fees. In August 1997 a suit brought by approximately 30 additional plaintiffs was filed. The two suits contain virtually identical allegations and have been consolidated. The Court has not yet made a final determination on this matter, however, the RICO claims asserted by plaintiffs were dimissed.

    Management believes, based the opinion of legal counsel, that the final outcome of the above legal actions will not have a material adverse effect on the Partnership's financial statements.

10. COMMITMENTS

    In October 1997, the Partnership entered into an agreement with a financial advisor for providing general investment banking services. As compensation for the financial advisor's services, a non-reimbursable fee of $100,000 was paid upon execution of the agreement on October 3, 1997. In addition, the agreement provides for a quarterly advisory fee of $100,000 payable on the first of January, April, July and October 1998. The agreement is cancellable by the Partnership upon written notice.

    During the year ended December 31, 1997, the Partnership has charged to operations $200,000 related to this agreement.

CLEARCOMM, L.P.
(formerly PCS 2000, L.P.)
(a development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
-----------------------------------------------------------------------------

    The Partnership has entered into various operating lease agreements for rental of office facilities. The leases expire at various dates through December 2000. As of December 31, 1997, future rental commitments under the terms of the leases are as follows:

                     YEAR                            AMOUNT
                  ----------                       ----------
                   1998..........................  $  200,000
                   1999..........................     180,000
                   2000..........................     180,000
                                                   ----------
                                                   $  560,000
                                                   ----------
                                                   ----------

    Rent expense for the year ended December 31, 1997 was approximately $100,000 (1996--$12,000).

11. SUPPLEMENTARY CASH FLOWS INFORMATION

    Non-cash investing and financing activities during 1997 include: acquisition of licenses with notes payable amounting to $210,143,476 and the capitalization of interest not paid of approximately $25,672,000.

                  SUPERTEL
                  COMMUNICATIONS
                  CORP.
                  Report and Financial Statements
                  December 31, 1997 and 1996

                       Report of Independent Accountants

To the Board of Directors of
SuperTel Communications Corp.


In our opinion, the accompanying balance sheet and the related statements of revenues and expenses and deficit and of cash flows present fairly, in all material respects, the financial position of SuperTel Communications Corp. at December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and the period from inception on June 7, 1996 to December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE

San Juan, Puerto Rico
March 26, 1998

Stamp 1458015 of the P.R. Society of Certified
Public Accountants has been affixed to the file copy of this report

SUPERTEL COMMUNICATIONS CORP.
Balance Sheet
December 31, 1997 and 1996
------------------------------------------------------------------------------

                                              ASSETS

                                                                   1997            1996
                                                               ------------    ------------
Assets:
  Cash..................................................          $    291       $  8,237
  Accounts receivable from affiliated company...........           150,604        101,954
                                                               ------------    ------------
        Total assets....................................          $150,895       $ 110,191
                                                               ------------    ------------
                                                               ------------    ------------
                                Liabilities and Stockholders' Deficiency
Liabilities:
  Accounts payable to officers and directors............          $ 71,619       $ 59,555
  Accounts payable to affiliated company................            30,997         30,997
  Income tax payable....................................             3,714          3,277
  Note payable to affiliate, including accrued
    interest of $10,749 (1996-- $3,749).................           110,749        103,749
                                                               ------------    ------------
        Total liabilities...............................           217,079        197,578
                                                               ------------    ------------
Stockholders' deficiency:
  Common stock, no par value, 100,000 shares authorized
    86,000 shares issued and outstanding (80,400
    shares in 1996).....................................             1,000          1,000
  Accumulated deficit...................................           (67,184)       (88,387)
                                                               ------------    ------------
        Total stockholder's deficiency..................           (66,184)       (87,387)
                                                               ------------    ------------
Total liabilities and stockholders'  deficiency.........          $150,895        $110,191
                                                               ------------    ------------
                                                               ------------    ------------

   The accompanying notes are an integral part of these financial statements.

SUPERTEL COMMUNICATIONS CORP.
Statement of Revenues and Expenses and Deficit
For the Year Ended December 31, 1997 and for the
period from inception on June 7, 1996 to December 31, 1996
------------------------------------------------------------------------------

                                                                   1997           1996
                                                                ----------     ----------
Revenues:
  Management fees.............................................  $  369,643     $  205,036
                                                                ----------     ----------
Expenses:
  Directors' fees.............................................     284,000        112,000
  Salaries....................................................       4,167         29,167
  Travel expenses.............................................      37,755         27,658
  Interest expense............................................       7,000          3,749
  Other general and administrative expenses...................      10,118         17,572
                                                                ----------     ----------
    Total expenses............................................     343,040        190,146
                                                                ----------     ----------
Income before loss on investment and income taxes.............      26,603         14,890
Loss on investment in partnership.............................                   (100,000)
                                                                ----------     ----------
                                                                    26,603        (85,110)
Provision for income taxes....................................      (5,400)        (3,277)
                                                                ----------     ----------
Net income (loss).............................................      21,203        (88,387)
Deficit at beginning of period................................     (88,387)
                                                                ----------     ----------
Deficit at end of period                                        $ (67,184)     $ (88,387)
                                                                ----------     ----------
                                                                ----------     ----------

   The accompanying notes are an integral part of these financial statements.

SUPERTEL COMMUNICATIONS CORP.
Statement of Cash Flows
For the Year Ended December 31, 1997 and for the
period from inception on June 7, 1996 to December 31, 1996
------------------------------------------------------------------------------

                                                                                                1997           1996
                                                                                              ---------     ----------
Cash flows from operating activities:
  Net income (loss)........................................................................   $  21,203     $ (88,387)
                                                                                              ----------    ----------
  Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
    Loss on investment in partnership......................................................                   100,000
    Increase in accounts receivable from affiliated Company................................     (48,650)     (101,954)
    Increase in accounts payable...........................................................      19,064        94,301
    Increase in income tax payable.........................................................         437         3,277
                                                                                              ----------    ----------
        Total adjustments..................................................................     (29,149)       95,624
                                                                                              ----------    ----------
Net cash (used) provided by operating activities...........................................      (7,946)        7,237
                                                                                              ----------    ----------
Cash flows provided by financing activities -Proceeds from issuance of common stock.........                     1,000
                                                                                               ---------    ----------
Net (decrease) increase in cash............................................................      (7,946)        8,237
Cash at beginning of period................................................................       8,237
                                                                                               ---------   ----------
Cash at end of period......................................................................    $     291   $    8,237
                                                                                               ---------  ----------
                                                                                               ---------  ----------

   The accompanying notes are an integral part of these financial statements.

SUPERTEL COMMUNICATIONS CORP.
Notes to Financial Statements
December 31, 1997 and 1996
------------------------------------------------------------------------------

1.  REPORTING ENTITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    REPORTING ENTITY

    SuperTel Communication Corp. (the "Company" ) was organized on June 7, 1996 under the laws of Puerto Rico. It was created to serve as General Partner of ClearComm, L.P. (formerly, PCS 2000, L.P.) (the
    "Partnership"), a development stage enterprise.

    On June 18, 1996, the Company acquired the general partnership interest of Unicom Corporation ("Unicom") for $100,000 by means of a nonrecourse promissory note. The stockholders, officers and directors of the Company are essentially the same as those of Unicom. All stockholders of Unicom received the same number of shares of the Company that they previously held in Unicom except for shares held by two trusts for the benefit of the respective families of two former directors of Unicom. The transfer is the subject of a lawsuit brought by a trust that is a substantial shareholder of Unicom, and whose sole beneficiary is the wife of a former director. The Company is vigorously defending its position in this case; it believes it has meritorious defenses to such suit and that the outcome of such suit will not adversely affect the financial position and future operations of the Company.

    Most of the Company's transactions are related to the administration of the Partnership, a limited partnership organized on February 14, 1995 under the laws of the State of Delaware, for which the Company serves as the general partner since June 18, 1996. On January 22, 1997, the Partnership was granted the PCS Block C licenses for Puerto Rico and certain western states of the United States. The Partnership is currently evaluating several options to satisfy its financing needs in order to begin constructing its communication network system to serve as provider of Personal Communications Services. The Company is entitled to 25% of all distributions made by the Partnership.

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

    CASH EQUIVALENTS

    The Company considers highly liquid investments with maturity of three months or less, at the time of purchase, to be cash equivalents. No cash equivalents were held by the Company at December 31, 1997 and 1996.

SUPERTEL COMMUNICATIONS CORP.
Notes to Financial Statements
December 31, 1997 and 1996
------------------------------------------------------------------------------

    INVESTMENT IN PARTNERSHIP

    The investment in partnership represents an investment in ClearComm, L.
    P. amounting to $100,000. The Company accounts for the investment in the Partnership using the equity method. As of December 31, 1997, the Company's investment in the undistributed losses of the Partnership amounted to approximately $7,083,000, (1996 -$3,847,000) therefore, the carrying value of its investment was written down to zero in 1996.

    INCOME TAXES

    Income taxes are reported under the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in law or rates are considered. A valuation allowance is recognized for any deferred tax asset for which, based on management's evaluation, it is more likely than not (a likelihood of more than 50%) that some portion or all the deferred tax asset will not be realized.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.

2.  RELATED PARTY TRANSACTIONS

    The partnership agreement with ClearComm, L. P., as amended, provides for payment of a management fee to its general partner , equal to the reasonable costs of operating the business of the Partnership, plus 10% of such aggregate amount, which fee shall be payable monthly, on the first day of each month during the year. Expenses reimbursed include, but are not limited to, compensation costs, and expenses related to officers, directors, and employees in the performance of their duties. During 1997, fees billed amounted to approximately $370,000 (1996--$205,000).

    As explained in Note 5, certain employees and consultants of the Partnership were granted shares of the Company's common stock.

    All other related party transactions are advances from / to affiliated companies made in the ordinary course of business.

3.  NOTE PAYABLE

    Note payable consists of a nonrecourse promissory note due to an affiliate amounting to $100,000, bearing interest at 7%, and due on June 18, 2003.

4.  INCOME TAX

    Under the provisions of the Puerto Rico Tax law, the loss on the investment in partnership is not deductible until it is finally determined that the investment is worthless for tax purposes. No deferred tax asset has been recognized for this loss due to its uncertainty.

SUPERTEL COMMUNICATIONS CORP.
Notes to Financial Statements
December 31, 1997 and 1996
------------------------------------------------------------------------------

5.  CAPITAL

    The Company's certificate of incorporation was amended during 1997 to increase the authorized number of restricted voting common stock shares from 1,000 to 100,000 shares. On June 19, 1997, the Board of Directors of the Company declared a hundred-for-one stock split of the Company's restricted voting common stock. Shares outstanding at December 31, 1996 have been restated to reflect the split.

    The Company is also authorized to issue 1,000 shares of restricted non-voting preferred stock without par value. The preferred shares are divided into classes, from A to J with 100 shares each class and upon their issuance the Company has the option to redeem them at their issuance price plus accrued dividends. At December 31, 1997, none of the preferred shares had been issued.

    During the year ended December 31, 1997, the Company issued 5,600 shares of its restricted voting common stock to certain employees and consultants of the Partnership at no cost in consideration of their valuable collaboration in obtaining the Partnership PCS licenses. These individuals were not employees of the Company at the time the services were provided. The agreement under which the shares were granted provides that the Company has the right to repurchase 50% of the shares in the event that certain of these individuals cease to be employees of the Partnership within the period ending with the second anniversary of the date of the issuance of the stock. The fair value, of the shares granted is deemed insignificant and, therefore, has not been recognized.

    At December 31, 1997 and 1996 the Company has 19,600 warrants outstanding. Each warrant has the right to buy a share of the Company's restricted voting common stock at the nominal value of ten cents.

6.  SUPPLEMENTAL CASH FLOW INFORMATION

    During the year ended December 31, 1997, the Company paid income tax amounting to approximately $5,000 and issued 5,600 shares of common stock at no cost.

    During the period ended December 31, 1996, the Company issued a nonrecourse promissory note amounting to $100,000 to acquire the investment in partnership.

7.  BID WITHDRAWAL PAYMENT AND PENALTY

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

    SUPERTEL COMMUNICATIONS CORP.
    Notes to Financial Statements
    December 31, 1997 and 1996
    -----------------------------
    On December 20, 1996, the FCC issued an order (the "Order") resolving the Partnership's request for waiver of the related bid withdrawal payment for the license applicable to Round 11 of the Broad Band PCS Block C auction for which the FCC ordered the Partnership to pay a penalty of approximately $3,300,000. This Order also assessed a bid withdrawal payment of approximately $1,258,000 for license B332 (Omaha, Nebraska) for the Broad Band PCS Block C auction. In accordance with the Order, these amounts were deducted from the Partnership's deposit with the FCC. In addition to the December 20, 1996 order, the FCC issued a Notice of Apparent
    Liability for Forfeiture dated January 22, 1997, finding the Partnership liable for $1,000,000 for misrepresentations made to the FCC by its bidding agent. These amounts were charged to operations by the Partnership in 1996. It is the Partnership's intention to recover this and other expenses related to the bidding error from its former bidding agent.

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

8.  CONTINGENCY

    In mid 1996, a Romulus director and his wife filed declaratory relief actions against the Company in regard to the respective rights and duties revolving around the erroneous bid submitted on behalf of the Partnership to the FCC in connection with PCS licenses (See Note 7).

    As discussed in Note 1, the Company and ClearComm are defendants in an action underwhich plaintiffs allege causes of action for damages for breach of fiduciary duty of corporate directors, officers and controlling shareholders, fraudulent concealment and other matters. The action involves alleged damages in excess of $600 million. The defendants brought a motion for stay based upon inconvenient forum. The San Mateo County Superior Court granted the motion to stay. The plaintiffs are appealing that decision to the Court of Appeals. Under an Indemnity Agreement, the Partnership agreed to indemnify, defend and hold harmless the Company and each Company's director, shareholder and other persons related to the Company for any damages arising from this case.

    In November 1996, certain limited partners of the Partnership filed a suit in the Circuit Court of the State of Oregon against the Company, the Partnership and certain of their officers, directors, employees and consultants. The suit alleges that defendants employed misstatements and omissions of fact in connection with the sale of limited partnership units of the Partnership and seeks the return of the investment of $25,000 per unit for approximately 22 units, plus interest and attorney fees. In August 1997 a suit brought by approximately 30 additional plaintiffs was filed. The two suits contain virtually identical allegations and have been consolidated for all purposes. The Court has not made a final determination on this matter, however, RICO claims asserted by plaintiffs were dismissed.

SUPERTEL COMMUNICATIONS CORP.
Notes to Financial Statements
December 31, 1997 and 1996
------------------------------------------------------------------------------

    Management believes, based on the opinion of legal counsel, that the outcome of the above legal actions will not have a material adverse effect on the Company's financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The Partnership has no employees, directors or executive officers. The Partnership is managed by the General Partner, whose directors and executives officers are listed below.

Fred H. Martinez, Director and Chairman of the Board, age 53, has been chairman of the board of trustees of the University of Puerto Rico from 1993 to the present. During 1977 to 1979, Mr. Martinez was director of the Puerto Rico Income Tax Bureau, member of the Governor's Economic Advisory Council, chairman, Committee on Section 936, Government of Puerto Rico, assistant secretary of the treasury, Internal Revenue, PR Treasury Department (1978-
1979), president, Tax Committee, PR Chamber of Commerce (1978-1979). In 1993 he was chairman of the board of the Solid Wastes Management Authority, Government of PR. Mr. Martinez has extensive experience in contract negotiations, corporate and tax law, and in directing major institutions. He holds a B.S. in Economics from Villanova University (1967), an LL.B. (law) from the University of Puerto Rico (1971), and an LL.M (taxation) from Georgetown University (1972).

Javier O. Lamoso, President, acting CEO and, age 32, has had extensive experience in the telecommunications industry and has been responsible for developing, negotiating and overseeing numerous strategic operational, economic and political aspects of the cellular telephone industry, including cell-site acquisition, environmental impacts, leasing contractual arrangements and inter-company relations with other operating telecommunications organizations, including interexchange carriers and local telephone companies. Until recently, Mr. Lamoso acted as counsel to the Puerto Rico Cable Operators Association in various matters which include the negotiation of rates and levies and the drafting of new legislation. From 1986 to 1987 Mr. Lamoso held a non-legal position in the corporate finance department of Simpson, Thacher & Bartlett, and was involved with the 1987 successful external debt restructuring of Chile. He holds a B.A. in Political Science/ Economics from Fordham University (1986), and a J.D. in law from the University of Puerto Rico (1990).

Richard Reiss, Director and Treasurer, (President and CEO until December 4,
1997) age 50, has been president of his own business consulting firm since 1979, specializing in financial and management matters. Mr. Reiss has long experience in developing, structuring and managing corporate equity and debt placements, and in the overseeing and management of substantial businesses. Formerly Mr. Reiss was chief financial officer and chief operating officer of Bacardi Corporation. He has been a member of the Board of Directors of Banco Santander, Puerto Rico for 16 years. Since February 1996, Mr. Reiss has been a member of the Board of Directors of Pepsi Cola Puerto Rico Bottling Co., Inc Mr. Reiss is a certified public accountant and graduated magna cum laude from the University of Puerto Rico with B.B.A. in business administration.

Gary H. Arizala, Director, age 59, is an entrepreneur and successful businessman. Mr. Arizala has experience in the cellular telephone industry serving as chairman of United Cellular Associates from 1988 to the present and of Aikane Cellular from 1991 to the present. In these capacities he directed the executive committee activities to oversee the development of the ME-3 RSA cellular telephone system which was successfully acquired by Telephone & Data Systems in early 1994. In 1972 Mr. Arizala founded Alphabetland Preschool and Kindergarten, which he owns and operates. Alphabetland provides high-quality child care and preschool education ser-vices to 350 to 400 families annually through four child care centers located on Oahu, Hawaii, and employs approximately 60 people. From 1963 to 1971, Mr. Arizala was an assistant civil engineer with the State of California responsible for utilities relocation for the State Water Project. His duties included negotiating plans and agreements with Southern California Edison, Southern California Gas, the United State Forest Service among other major private and public agencies. He is on the Guardian Advisory Council of the National Federation of Independent Businesses Hawaii Chapter, and an active member of the Chamber of Commerce and Small Business Hawaii organizations. Mr. Arizala holds a B.S. in Civil Engineering from the University of Hawaii
(1963).

Margaret W. Minnich, Director, age 43, has held management and supervisory positions in finance and accounting over a 15-year period in the non-profit, manufacturing and public accounting field. She has been a member of the board of several privately-held companies and a private foundation for over seven years. From 1992 to the present, she has worked for the California Wellness Foundation and since December 1997 is serving as Treasurer and Chief Financial, and is responsible for all financial reporting, accounting, budgeting and tax functions including investment performance and asset allocation review of a $750 million investment portfolio, and managing cash flow for an annual budget exceeding $45 million. From 1984 through 1990, Ms. Minnich held several key positions with MICOM Communications Corporation, including manager of financial planning where she directed all accounting and financial functions. From 1981 to 1984, Ms. Minnich was a senior accountant with Ernst & Young, Los Angeles, specializing in electronics, aerospace and heavy industry fields. Ms. Minnich is a member of the California Society of Certified Public Accountants, the Southern California Association for Philanthropy, and serves on the boards of The Wharton Foundation and The Wealden Company. She holds a B.A. in Philosophy from the University of Southern California (1978) and an MBA in accounting from USC (1981).

Lawrence Odell, Director and Secretary, age 49, is the co-managing partner of Puerto Rico's third largest law firm with substantial expertise in the fields of corporate finance, administrative law, securities and banking. He is a member of the Trial Lawyers Association of America, served as a member of the Inter-American Law Review from 1973 to 1974, and has written for that publication in the past. He holds a B.A. (1971) and a J.D. (1974) from the Inter- American University of Puerto Rico, and an LL.M. in labor law from New York University (1975). Mr. Odell has served in the capacity of secretary for several major corporations, including Buenos Aires Embotelladora, S.A. (BAESA).

Daniel J. Parks, Director and General Counsel, age 53, is a lawyer with a private practice located in Sonoma, California. Mr. Parks graduated from the University of Hawaii with a B.S. in Geology in 1969 and received his Juris Doctor degree from Hastings College of Law in 1972. For the past 10 years, Mr. Parks has specialized in the tax, corporate and transactional aspects of the representation of entities holding and operating FCC licenses. Mr. Parks is also the proprietor of Parks Vineyards which owns premium vineyards in Sonoma and Napa counties.

James T. Perry, Director, age 65, is a successful entrepreneur and businessman with substantial experience in the real estate and retail foods industries. From 1987 to the present, he has been general partner of Telenode Rincon, the original owner and developer of the RSA cellular telephone system for PR-1, which was successfully acquired by Cellular Communications, Inc., as well as managing other cellular telephone and telecommunications holdings.
 From 1959 to 1975, Mr. Perry was the president and/or owner of several successful licensed real estate firms including United Realty Group, Milwaukee, the largest black-owned real estate firm in Wisconsin, and Perry and Sherard Realty, Milwaukee, which specialized in rehabilitating and selling between 75 to 100 properties per year utilizing a staff of approximately 30 people. From 1975 to 1992, Mr. Perry owned and operated a McDonald's franchise in Saint Louis, Missouri, and was responsible for all operations of this successful business. Mr. Perry served in the U.S. Army in Korea, and has taken extensive courses in the fields of general business and real estate. From 1988 to 1992 he was vice president of the Ronald McDonald Children's Charities, and from 1980 to 1984 he served as a member of the McDonald's Advertising Committee. His memberships include the board of directors of the Skinker DeBaliviere Business Association, Hamilton Community Schools, Saint Louis, and the admissions committee of the Milwaukee Board of Realtors. He is a past president of the Urban Brokers Association, and a director of the Multiple Listing Service.

John Duffy, Executive Vice President age 48, has been associated with the Partnership's general partner since September, 1994. Mr. Duffy is responsible for the Partnership's financing activities. He was the principal in his own consulting firm from 1990 until joining the General Partner. He worked with a variety of start-up companies developing business plans, market strategies and raising investment capital and was at various times a client service representative of Romulus. Prior to that time, he was employed with Drexel Burnham Lambert, an international securities firm from 1981 to 1989, where he held the position of vice president. Prior to Drexel, Mr. Duffy was an associate vice president with Dean Witter Reynolds from 1979 to 1981.

Tyrone Brown, Senior Vice President--Regulatory, age 57, is a lawyer with substantial expertise in the Federal Communications Commission ("FCC") regulations. Mr. Brown was of counsel to Wiley, Rein and Fielding until 1997. Mr. Brown was a FCC Commissioner from 1977 to 1981, and a member of the President's Commission on Executive Exchange from 1979 to 1981. He was also a Law Clerk to Chief Justice Earl Warren, U.S. Supreme Court, from 1967 to 1968. He holds an A.B. from Hamilton College (1964) and a J.D. from Cornell University (1967).

Eric Spackey, Vice President, age 34. Mr. Spackey is responsible for the development and the day to day operations of the Puerto Rico market. Prior to joining the General Partner, Mr.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon review of Forms 3, 4 and 5 and any amendments thereto furnished to the Registrant pursuant to Rule 16a-3(e) of the Rules of the Securities and Exchange Commission, the Registrant is not aware of any failure of any officer or director of the General Partner or beneficial owner of more than ten percent of the Units to timely file with the Securities and Exchange Commission any Form 3, 4 or 5 relating to the Registrant for 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership is managed by the General Partner's Board of Directors and executive officers of the General Partner. The Partnership reimburses the General Partner for all reasonable expenses incurred by it in connection with managing the Partnership, including salaries and expenses of the General Partner's employees who manage the Partnership.

     The following Summary Compensation Table sets forth certain information concerning the cash and non-cash compensation earned by or awarded to the chief executive officer of the Partnership's General Partner and the other most highly compensated executive officers who earned more than $100,000 in 1997.

                              SUMMARY COMPENSATION TABLE


                          Annual Compensation                                           Long-Term
                          -------------------                                         Compensation
                                                                                          Awards
                                                                                      ------------
                                                                       Other Annual    Securities
       Name & Principal         Fiscal                  Bonus($)   Compensation ($)    Underlying        All Other
           Position              Year     Salary($)                                   Options/SAR's   Compensation($)
-----------------------------   ------   ------------   --------   ----------------   -------------   ---------------
Javier Lamoso, President         1997      $125,000           $0       $25,000(1)           0             $25,000
  Director and acting CEO        1996      $125,000      $41,250       $25,000              0                  $0
                                 1995            $0           $0            $0              0                  $0

Richard Reiss, former CEO        1997      $289,000           $0       $25,000(1)           0              $87,961
  Director, And Treasurer(2)     1996      $289,000           $0            $0              0                   $0
                                 1995            $0           $0            $0              0                   $0

John Duffy                       1997      $150,000           $0            $0              0                   $0
  Executive Vice President       1996      $125,000     $112,250            $0              0                   $0
                                 1995            $0           $0            $0              0                   $0

Eric Spacey, Vice President      1997      $125,000           $0            $0              0              $25,000
                                 1996      $125,000      $31,250            $0              0                   $0
                                 1995            $0           $0            $0              0                   $0

Daniel J. Parks, Director        1997       $75,000           $0       $25,000              0                   $0
   And General Counsel           1996       $70,000           $0        $6,250              0                   $0
                                 1995            $0           $0            $0              0                   $0

(1)  Consists of director's fee in the amount of $25,000 per year.

(2) On December 4, 1997, Mr. Reiss resigned as CEO and Mr. Lamoso was named acting CEO.

     On March 19, 1997, the General Partner determined that executive compensation should be established by a committee of non-employee directors. Accordingly, the Board of Directors established a Compensation Committee that consists of Mr. Martinez, Ms. Minnich and Mr. Perry. The Compensation Committee engaged a compensation consulting company to assist it in determining the appropriate levels for executive compensation. Other than with respect to the former Chief Executive Officer, the Compensation Committee determined to pay each of the executive officers the salary recommended by the compensation consulting company. The Compensation Committee determined that the Chief Executive Officer should receive a higher salary than that recommended by the compensation consultants.

     Directors receive an annual fee of $25,000 each, other than the Chairman of the Board, Mr. Martinez, who received an annual fee of $100,000 for 1997 and Mr. Odell, who receives an annual fee of $35,000. Directors are reimbursed for their reasonable expenses in attending board meetings.

     Mr. Nezam Tooloee, a former director and former consultant, was paid $10,000 per month for 40% of his time for services as an outside consultant to the Partnership. Mr. Tooloee resigned his directorship in September, 1997. Pursuant to a settlement agreement, Mr. Tooloee received $279,358 for the termination of the consulting agreement with the General Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Exclusive management and control of the Partnership's business is vested in the General Partner. The Partnership has no employees and is managed and controlled by the Board of Directors and executive officers of the General Partner. The General Partner owns 100% of the Partnership's general partnership interest. The shares of General Partner are held by certain individuals and Puerto Rico trusts.

     The following table sets forth, as of March 30, 1998, information with respect to beneficial ownership of the Partnership's Units by: (i) all persons known to the General Partner to be the beneficial owner of 5.0% or more thereof; (ii) each Director of the General Partner; (iii) each of the executive officers of the General Partner; and (iv) all executive officers and Directors as a group of the General Partner. All persons listed have sole voting and investment power with respect to their Units unless otherwise indicated.


Name of Beneficial Owner      Units Beneficially Owned      Percentage Ownership
Fred H. Martinez(1)                     1.4                           *
Richard Reiss(2)                        1.2                           *
Javier O. Lamoso(3)                     0                             *
Gary H. Arizala(4)                      2.4                           *
Margaret W. Minnich(5)                  0                             *
Daniel J. Parks(6)                      4                             *
James T. Perry(7)                       2.4                           *
John Duffy(8)                           1.4                           *
Lawrence Odell(9)                       1.4                           *
Eric Spackey(10)                        0                             *
Tyrone Brown(11)                        0                             *
All executive officers and
directors of the General
Partner as a group (11 persons)        12.8                           *


------------------------

     * Less than 1.0%.

(1) Mr. Martinez is Chairman of the Board of Directors of the General Partner. Mr. Martinez and Mr. Odell are Trustees of Martinez Odell & Calabria Pension Fund, which owns the Unit reflected in the table.

(2) Mr. Reiss is Treasurer of the General Partner and a member of the Board of Directors.

(3) Mr. Lamoso is President and acting Chief Executive Officer of the General Partner and a member of the Board of Directors.

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

(7)  Mr. Perry is a Director.

(8)  Mr. Duffy is Executive Vice President of the General Partner.

(9) Mr. Odell is a Director and Secretary of the General Partner. Mr. Martinez and Mr. Odell are trustees of Martinez Odell & Calabria Pension Fund, which owns the Unit reflected in the table.

(10) Mr. Spackey is Vice President of the General Partner.

(11) Mr. Brown is Senior Vice President of the General Partner.

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

Management Fee

     The Partnership Agreement provides that the General Partner is entitled to reimbursement for all reasonable operating expenses, plus 10% of such amount. The management fee is paid on a monthly basis. The total management fee for 1997 was approximately $370,000.

Other Relationships and Transactions

     Mr. Martinez and Mr. Odell are partners of Martinez, Odell & Calabria, a law firm which provides legal services to the General Partner and the Partnership.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1) Financial Statements (See Item 8 hereof)

     ClearComm, L.P.

     Report of Independent Accountants                                        23
     Consolidated Statements of Assets, Liabilities and Partners' Capital
         as of December 31, 1996 and 1997                                     24
     Consolidated Statement of Revenues and Expenses for years ended
         December 31, 1996 and 1997 and periods from inception to
         December 31, 1995 and to December 31, 1997                           25
     Consolidated Statement of Cash Flows for years ended December 31,
         1996 and 1997 and periods from inception to December 31, 1995
         and to December 31, 1997                                             26
     Consolidated Statement of Changes in Partners' Capital Accounts
         from inception to December 31, 1997                                  27
     Notes to Consolidated Financial Statements                               28

     SuperTel Communications Corp.

     Report of Independent Accountants                                        38
     Balance Sheet for December 31, 1996 and 1997                             39
     Statement of Revenues and Expenses and deficits for the year ended
         December 31, 1997 and from inception to December 31, 1996            40
     Statement of Cash Flows for the year ended December 31, 1997 and from
         inception to December 31, 1996                                       41
     Notes to Financial Statements                                            42


     (2) Financial Statement Schedules

         All financial schedules have been omitted because they are not applicable or because the information required is included in the financial statements or notes thereto.

     (3) Exhibits

  Exhibit
  Number
  -------

     3.1 Agreement of Limited Partnership (Exhibit 3.1 of the Registrant's Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

    10.1 Form of Services Agreement between PCS 2000, L.P. and Romulus Telecommunications, Inc. (Exhibit 10.1 of the Registrant's Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

    10.2 Asset Purchase Agreement, dated as of June 18, 1996, by an between SuperTel Communications Corp. and Unicom Corporation

    27    Financial Data Schedule


     (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of fiscal 1997.

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

                                       ClearComm, L.P.

                                       By:  SuperTel Communications Corp.
                                            General Partner

                                       By: /s/ Javier Lamoso
                                          --------------------------------
                                          Name:  Javier Lamoso
                                          Title: Acting Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   Capacity in
Signature                          Which Signed               Date
---------                          ------------               ----

/s/ Fred H. Martinez         Director and Chairman         March 31, 1998
------------------------     of the Board
Fred H. Martinez


/s/  Javier O. Lamoso        Director and Acting           March 31, 1998
------------------------     Chief Executive Officer
Javier O. Lamoso


/s/  Richard Reiss           Director,                     March 31, 1998
------------------------     and Treasurer
Richard Reiss


/s/  Gary H. Arizala         Director                      March 31, 1998
------------------------
Gary H. Arizala


/s/  Margaret W. Minnich     Director                      March 31, 1998
------------------------
Margaret W. Minnich


                             Director                      March 31, 1998
------------------------
Lawrence Odell


/s/ Daniel J. Parks          Director                      March 31, 1998
------------------------
Daniel J. Parks


/s/  James T. Perry          Director                      March 31, 1998
------------------------
James T. Perry

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
