Form 10-Q
period 1998-03-31
CLEARCOMM L P
filed 1998-05-14
CIK 1013267

                                   FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                                  THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended March 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                                  THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from         to
                                               ---------   ---------
                                  Commission file number 0-28362

                                  ClearComm, L.P.
(Exact name of registrant as specified in its charter)

                                   Delaware
------------------------------------------------------------------------------
                                   66-0514434


(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

     620 Broadway                                          95476
  Sonoma, California                                     (Zip Code)

(Address of principal executive offices)

Registrant's telephone number, including area code: (707) 938-2428

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No
                                                -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,825.9 Units of Limited

PARTNERSHIP INTEREST

ClearComm, L.P.


                                     INDEX

                                                                                PAGE NO.
                                                                                --------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

         Consolidated Statement of Assets, Liabilities
         and Partners' Capital as of March 31, 1998
         (unaudited) and December 31, 1997.......................................   3

         Consolidated Statement of Revenues and Expenses
         For the three months ended March 31, 1998 and 1997
         and period from January 24, 1995 (inception) to
         March 31, 1998 (unaudited)..............................................   4

         Consolidated Statement of Cash Flows for the three
         Months ended March 31, 1998 and 1997 and
         period from January 24, 1995 (inception) to
         March 31, 1998 (unaudited)..............................................   5

         Consolidated Statement of Changes in Partners' Capital
         Accounts from inception on January 24, 1995 through
         March 31, 1998 (unaudited)..............................................   6

         Notes to the Interim Consolidated Financial Statements..................   7

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations......................   8

PART II  OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................   9

Item 6.    Exhibits and Reports on Form 8-K......................................   9

Signatures.......................................................................   10

Exhibit Index....................................................................   11

ClearComm, L.P.
                         (a development stage enterprise)
                    CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES
                              AND PARTNERS' CAPITAL

                                                                 MARCH 31,
                                                                    1998        DECEMBER 31,
                                                                (UNAUDITED)         1997
                                                               --------------  --------------
                                                   ASSETS
Current assets:
  Cash and cash equivalents..................................  $    8,190,645  $    9,761,729
  Prepaid expenses...........................................          72,673         108,700
                                                               --------------  --------------
    Total current assets.....................................       8,263,318       9,870,429
                                                               --------------  --------------
Licenses, including capitalized interest of $32,502,000 in
  1998 and $25,672,000 in 1997...............................     277,074,801     270,245,139
Deposits.....................................................          25,000          25,000
Equipment, net...............................................         103,017          80,258
                                                               --------------  --------------
    Total assets.............................................  $  285,466,136  $  280,220,826
                                                               --------------  --------------
                                                               --------------  --------------
                                       LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable and accrued liabilities...................  $      961,612  $    1,195,145
  Accounts payable for legal fees, including $69,324--1998
    and $63,329--1997 to related parties.....................         393,139         184,257
  Accounts payable to related parties........................         621,172         690,118
  Accrued interest--FCC currently payable....................       8,997,989       4,399,837
                                                               --------------  --------------
    Total current liabilities................................      10,973,912       6,469,357
                                                               --------------  --------------
Long term liabilities:
  Notes payable--FCC.........................................     218,650,852     216,856,476
  Accrued interest--FCC notes................................      14,996,648      14,559,513
                                                               --------------  --------------
    Total long term liabilities..............................     233,647,500     231,415,989
                                                               --------------  --------------
Limited partners' capital 2,825.9 units in 1997 and 1998;
  issued and outstanding.....................................      70,969,000      70,969,000
General partner's capital....................................         100,000         100,000
Undistributed losses accumulated during development stage....     (30,224,276)    (28,733,520)
                                                               --------------  --------------
    Total partners' capital..................................      40,844,724      42,335,480
                                                               --------------  --------------
    Total liabilities and partners' capital..................  $  285,466,136  $  280,220,826
                                                               --------------  --------------
                                                               --------------  --------------

         The accompanying notes are integral part of these statements.

ClearComm, L.P.

                       (a development stage enterprise)
                 CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES

                                  (Unaudited)

                                                                           THREE MONTHS ENDED         CUMULATIVE
                                                                               MARCH 31,            FROM INCEPTION
                                                                      ----------------------------  THRU MARCH 31,
                                                                          1998           1997            1998
                                                                      -------------  -------------  --------------
Revenues:
Interest Income.....................................................  $     107,770  $     109,707  $    2,139,250
Expenses:
Consulting and legal services rendered by related parties...........        235,562      7,213,023      16,028,166
General and administrative services billed by the General Partner...         81,054        102,114       1,388,319
Other legal fees....................................................        359,498        403,204       3,558,445
Consulting services.................................................        278,502        585,495       2,667,769
Insurance...........................................................         32,500         31,721         328,616
Travel..............................................................        131,127         67,208         953,915
Salaries and bonuses................................................        331,494                      1,062,322
Other administrative expenses.......................................        148,789         49,882         844,829
Bid withdrawals and forfeiture imposed by the FCC...................                                     5,531,145
                                                                      -------------  -------------  --------------
  Total expenses....................................................      1,598,526      8,452,647      32,363,526
                                                                      -------------  -------------  --------------
Net loss............................................................  ($  1,490,756) ($  8,342,940) ($  30,224,276)
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------
Net loss attributable to general partner............................       (372,689)    (2,085,735)
                                                                      -------------  -------------
Net loss attributable to limited partner............................     (1,118,067)    (6,257,205)
                                                                      -------------  -------------
Net loss per limited partner unit...................................  ($     395.65) ($   2,266.12)
                                                                      -------------  -------------
                                                                      -------------  -------------
Weighted average number of Limited Partnership units outstanding
  during the period.................................................        2,825.9        2,761.2
                                                                      -------------  -------------
                                                                      -------------  -------------

         The accompanying notes are integral part of these statements.

ClearComm, L.P.

                       (a development stage enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   UNAUDITED

                                                                         THREE MONTHS ENDED          CUMULATIVE
                                                                              MARCH 31,            FROM INCEPTION
                                                                    -----------------------------  THRU MARCH 31
                                                                        1998            1997            1998
                                                                    -------------  --------------  --------------
Cash flows from operating activities
Net Loss..........................................................  ($  1,490,756) ($   8,342,940) ($  30,224,276)
                                                                    --------------  --------------  --------------
Adjustments to reconcile the net loss for the period to net cash used by operating activities:
  Depreciation....................................................         11,580             908          37,772
  (Increase) decrease in prepaid expenses.........................         36,027          31,780         (72,674)
  Increase in deposit.............................................                        (25,000)        (25,000)
  Decrease in payable to the FCC..................................                     (1,000,000)
  Increase (decrease) in accounts payable and accrued liabilities.       (233,533)         97,747         961,612
  (Decrease) increase in accounts payable:
  General Partner.................................................        (68,946)        (37,886)        621,172
  Legal fees......................................................        208,882         235,065         393,139
                                                                    -------------  --------------  --------------
      Total adjustments...........................................        (45,990)       (697,386)      1,916,021
                                                                    -------------  --------------  --------------
    Net cash used by operating activities.........................     (1,536,746)     (9,040,326)    (28,308,255)
                                                                    -------------  --------------  --------------
Cash flows from investing activities:
  FCC auction deposit returned (paid).............................                     11,039,542      38,960,457
  Bid withdrawal payment..........................................                                      4,531,145
  Equipment.......................................................        (34,338)                       (140,788)
                                                                    -------------  --------------  --------------
    Net cash provided (used) by investing activities..............        (34,338)     11,039,542     (34,570,100)
                                                                    -------------  --------------  --------------
Cash flows from financing activities:
  Capital investment by partners..................................                      1,040,000      71,144,000
  Capital repurchased from partners...............................                                        (75,000)
  Restricted cash.................................................                      6,511,250
                                                                    -------------  --------------  --------------
    Net cash provided by financing activities.....................                      7,551,250      71,069,000
                                                                    -------------  --------------  --------------
Net increase (decrease) in cash and cash equivalents..............     (1,571,084)      9,550,466       8,190,645
Cash and cash equivalents at:
  Beginning of the period.........................................      9,761,729       2,492,851
                                                                    -------------  --------------  --------------
  End of the period...............................................  $   8,190,645  $   12,043,317  $    8,190,645
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
Supplemental cash flow disclosures:
  Capitalization of interest not paid.............................  $   6,830,000  $    5,089,500  $   32,502,000
  Acquisition of licenses with notes payable to FCC...............                 $  210,143,476  $  210,143,476

         The accompanying notes are integral part of these statements.

ClearComm, L.P.

                        (a development stage enterprise)
       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                                   (Unaudited)

      For The Period From Inception on January 24, 1995 through March 31, 1998

                                                                                                     LIMITED
                                                        GENERAL       LIMITED                       PARTNERS
                                                        PARTNER      PARTNERS         TOTAL           UNITS
                                                      -----------  -------------  -------------  ---------------
Capital invested....................................  $   100,000  $  65,112,500  $  65,212,500   2,604.5 units
1995 share of undistributed losses..................   (1,678,592)    (5,035,774)    (6,714,366)
                                                      -----------  -------------  -------------
Capital account balance (deficit) at December 31,
  1995..............................................   (1,578,592)    60,076,726     58,498,134   2,604.5 units
                                                      -----------  -------------  -------------

Repurchase of Limited Partners units................                     (75,000)       (75,000)    (3.0) units
Capital contributed during 1996.....................                   2,952,500      2,952,500     118.1 units
1996 share of undistributed losses..................   (2,268,712)    (6,806,135)    (9,074,847)
                                                      -----------  -------------  -------------
Capital account balance (deficit) at December 31,
  1996..............................................   (3,847,304)    56,148,091     52,300,787   2,719.6 units
                                                      -----------  -------------  -------------
Capital contributed during 1997.....................                   2,979,000      2,979,000     106.3 units
1997 share of undistributed losses..................   (3,236,077)    (9,708,230)   (12,944,307)
                                                      -----------  -------------  -------------
Capital account balance (deficit) at December 31,
  1997..............................................   (7,083,381)    49,418,861     42,335,480   2,825.9 units
                                                      -----------  -------------  -------------
First quarter 1998 share of undistributed losses....     (372,689)    (1,118,067)    (1,490,756)
                                                      -----------  -------------  -------------
Capital account balance (deficit) at March 31,
  1998..............................................   (7,456,070)    48,300,794     40,844,724   2,825.9 units
                                                      -----------  -------------  -------------  ---------------
                                                      -----------  -------------  -------------  ---------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Additional information regarding the financial statements can be found in the Notes to Consolidated Financial Statements for the year ended December 31, 1997 included in the 1997 Form 10-K.

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the financial condition as of March 31, 1998 and December 31, 1997, and the results of operations and changes in its cash flows for the three months ended March 31, 1998 and 1997 and from January 24, 1995 (inception) to March 31, 1998.

NET LOSS PER LIMITED PARTNERSHIP UNIT

    Net loss per limited partnership unit is computed by dividing net loss for the period by the weighted-average number of limited partnership units outstanding during the period. The weighted-average number of limited partnership units outstanding during the three months period ended March 31, 1998 and 1997 was approximately 2,825.9 and 2,761.2 respectively.

3. CONTINGENCY

    On April 6, 1998 the Circuit Court of the State of Oregon dismissed a suit filed by certain limited partners of the Partnership against the Partnership, the General Partner, certain of their officers, directors, employees and consultants. The suit alleges that defendants employed misstatements and omissions of fact in connection with the sale of limited partnership units of the Partnership and seeking the return of their investment plus interest and attorney fees. The plaintiffs have filed a motion to abate order which seeks to clarify the court's order.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

        CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Partnership was formed in January 1995 and is managed by the General Partner. The Partnership was organized to acquire, own and operate personal communication services PCS licenses in frequency Block C and to take advantage of the benefits that the FCC has set aside for Entrepreneurs. The Partnership's income to date has consisted only of interest earnings as the Partnership was awarded the Licenses on January 22, 1997 and has not yet established operations.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998 COMPARED WITH QUARTER ENDED MARCH 31, 1997

REVENUES

The Partnership's sole source of revenue for the quarter ended March 31, 1998 continued to be interest income. Interest income for this quarter was $107,770. In the first quarter of 1997, the Partnership had interest earnings of $109,707.

EXPENSES

Expenses for the quarter ended March 31, 1998 totaled $1,598,526 expenses for the same period in 1997 amounted to $8,452,647. The Partnership's expenses in the first quarter of 1997 were greater than the first quarter of 1998. The expenses for the first quarter of 1997 included the $6,511,250 advanced to Romulus Telecommunications, Inc. ("Romulus") under the Services Agreement, pursuant to which Romulus had assisted the Partnership in obtaining its licenses. The Partnership has filed a suit attaching the $6,511,250 deposited in an escrow account in connection with its efforts to recover the costs, penalties and fines which were incurred as a result of the bidding error in the Norfolk, Virginia market. In addition, during the first quarter of 1998 there has been a reduction in legal fees compared with the same period of 1997 because the litigation the Partnership is engaged is at an advanced stage and some issues have been satisfactorily resolved.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Partnership had assets totaling $285,466,136 consisting of $8,190,645 in cash and cash equivalents, $72,673 in prepaid expenses, $25,000 on deposit, $277,074,801 of PCS licenses, including $32,502,000 in capitalized interest $103,017 in equipment and current liabilities of $10,973,912 and long term liabilities due to the FCC including accrued interest of $233,647,500. In addition, the Partnership is continuing to seek additional capital for purposes of developing the licenses. The Partnership's efforts to raise additional capital to develop licenses is dependent upon whether the Partnership retains any of the licenses. Failure to retain its licenses or the failure to prevail in the litigation to which the Partnership is subject will have a material adverse effect on the Partnership's business and operations. Although no assurance can be made, the Partnership expects to raise the additional amounts it needs to develop the licenses it retains. The Partnership currently estimates that, if it elects not to utilize any of the options contained in the Reconsideration Order, it will need to raise approximately $290 million over the next three years to develop all of the Licenses. In addition, the Partnership owes the federal government approximately $309,863,813 plus accrued interest at 6.5% of $23,994,637 in connection with the acquisition of the Licenses. At March 31, 1998, the notes payable to the FCC are presented net of a discount of approximately $91,213,000.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Partnership is subject to certain legal proceedings and FCC proceedings which were described in the Partnership's Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

    As previously reported in the Partnership's 1997 Form 10-K, on January 27, 1997, the trustee of the SDE Trust filed a complaint for damages of $300 million and equitable relief against Unicom Corporation, the former General Partner ("Unicom"), SuperTel Communications Corp., the General Partner ("SuperTel"), the Partnership and certain officers and directors, trustees of trusts holding Unicom shares and attorneys. In an order dated July 21, 1997, the Judge granted the Company's motion to move this case to Puerto Rico. The SDE Trust filed an appeal with the California Court of Appeals on April 28, 1998, and the Company's response is due on July 23, 1998.

    As previously reported in the Partnership's 1997 Form 10-K, two separate civil actions were filed in the Circuit Court of the State of Oregon for Multnomah County in November 1996 and August 1997 that have now been consolidated for all purposes. In February 1998, the court dismissed the racketeering claim and on April 6, 1998, dismissed the other claims on grounds of improper forum. The plaintiffs filed a motion to abate order which seeks to clarify the court's order.

    As previously reported in the Partnership's 1997 Form 10-K, the Company obtained a stay of the Romulus and Easton arbitration proceedings. The order of the U.S. Federal District Court for the Commonwealth of Puerto Rico staying the proceedings has been appealed to the U.S. Court of Appeals for the First Circuit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits 27.0 Financial Data Schedule

     (b) No reports of Form 8-K were filed by the Partnership during the quarter ended March 31, 1998.

ITEMS 2, 3, 4 and 5 are not applicable have been omitted.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ClearComm, L.P.

                                       By: SuperTel Communications Corp.

                                       By: /s/ Javier O. Lamoso
                                           -------------------------------

                                           Name: Javier O. Lamoso

                                           Title: Executive Vice President