Form 10-Q/A
period 1998-03-31
CLEARCOMM L P
filed 1998-05-15
CIK 1013267

                                  FORM 10-Q/A

                                Amendment No. 1

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

ClearComm, L.P.

                       (a development stage enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   UNAUDITED

                                                                         THREE MONTHS ENDED          CUMULATIVE
                                                                              MARCH 31,            FROM INCEPTION
                                                                    -----------------------------  THRU MARCH 31
                                                                        1998            1997            1998
                                                                    -------------  --------------  --------------
Cash flows from operating activities
Net Loss..........................................................  ($  1,490,756) ($   8,342,940) ($  30,224,276)
                                                                    --------------  --------------  --------------
Adjustments to reconcile the net loss for the period to net cash used by operating activities:
  Depreciation....................................................         11,580             908          37,772
  (Increase) decrease in prepaid expenses.........................         36,027          31,780         (72,674)
  Increase in deposit.............................................                        (25,000)        (25,000)
  Decrease in payable to the FCC..................................                     (1,000,000)
  Increase (decrease) in accounts payable and accrued liabilities.       (233,533)         97,747         961,612
  (Decrease) increase in accounts payable:
  General Partner.................................................        (68,946)        (37,886)        621,172
  Legal fees......................................................        208,882         235,065         393,139
                                                                    -------------  --------------  --------------
      Total adjustments...........................................        (45,990)       (697,386)      1,916,021
                                                                    -------------  --------------  --------------
    Net cash used by operating activities.........................     (1,536,746)     (9,040,326)    (28,308,255)
                                                                    -------------  --------------  --------------
Cash flows from investing activities:
  FCC auction deposit returned (paid).............................                     11,039,542     (38,960,457)
  Bid withdrawal payment..........................................                                      4,531,145
  Equipment.......................................................        (34,338)                       (140,788)
                                                                    -------------  --------------  --------------
    Net cash provided (used) by investing activities..............        (34,338)     11,039,542     (34,570,100)
                                                                    -------------  --------------  --------------
Cash flows from financing activities:
  Capital investment by partners..................................                      1,040,000      71,144,000
  Capital repurchased from partners...............................                                        (75,000)
  Restricted cash.................................................                      6,511,250
                                                                    -------------  --------------  --------------
    Net cash provided by financing activities.....................                      7,551,250      71,069,000
                                                                    -------------  --------------  --------------
Net increase (decrease) in cash and cash equivalents..............     (1,571,084)      9,550,466       8,190,645
Cash and cash equivalents at:
  Beginning of the period.........................................      9,761,729       2,492,851
                                                                    -------------  --------------  --------------
  End of the period...............................................  $   8,190,645  $   12,043,317  $    8,190,645
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
Supplemental cash flow disclosures:
  Capitalization of interest not paid.............................  $   6,830,000  $    5,089,500  $   32,502,000
  Acquisition of licenses with notes payable to FCC...............                 $  210,143,476  $  210,143,476

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