Form 10-Q
period 1998-06-30
CLEARCOMM L P
filed 1998-08-14
CIK 1013267

                                    FORM 10-Q

(Mark One)

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                         -------------  ----------------

                         Commission file number 0-28362

                                 ClearComm, L.P.
             (Exact name of registrant as specified in its charter)

            Delaware                                  66-0514434
   -------------------------------                 ----------------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)

        620 Broadway                                   95476
     Sonoma, California                                -----
   ----------------------                           (Zip Code)
(Address of principal executive offices)



Registrant's telephone number, including area code: (707) 938-2428

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No
                                                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,826.1 Units of Limited Partnership Interest

ClearComm, L.P.

                                      INDEX

                                                                                       Page No.
                                                                                       --------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statement of Assets, Liabilities
          and Partners' Capital as of June 30, 1998
          (unaudited) and December 31, 1997 ...........................................    3

          Consolidated Statement of Revenues and Expenses For the three months and six month period ended June 30, 1998 and 1997 and period from
          January 24, 1995
          (inception) to June 30, 1998 (unaudited) ....................................    4

          Consolidated Statement of Cash Flows for the six Months ended June 30,
          1998 and 1997 and period from January 24, 1995 (inception) to
          June 30, 1998 (unaudited) ...................................................    5

          Consolidated Statement of Changes in Partners' Capital Accounts from inception on January 24, 1995 through
          June 30, 1998 (unaudited) ...................................................    6

          Notes to the Interim Consolidated Financial Statements ......................    7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations .........................................    8

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings............................................................   10

Item 6.   Exhibits and Reports on Form 8-K ............................................   10

Signatures ...........................................................................    11

Exhibit Index .........................................................................   12


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               ClearComm, L.P.
                       (a development stage enterprise)
                CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES
                            AND PARTNERS' CAPITAL

                                                                UNAUDITED
                                                                 June 30,          December 31,
                                                                ----------        -------------
                                                                  1998                  1997
                                                                ----------        -------------

                               ASSETS
                               ------
Current assets
    Cash and cash equivalents ...............................   $  6,914,080      $  9,761,729
    Prepaid interest, FCC Debt ..............................      5,130,132
    Prepaid expenses ........................................         37,007           108,700
                                                                -------------     -------------
      Total current assets ..................................     12,081,219         9,870,429
                                                                -------------     -------------
Licenses, including capitalized interest
 of $6,516,590 in 1998 and $25,672,000 in 1997...............     62,491,584       270,245,139
Deposits ....................................................         39,083            25,000
Equipment, net ..............................................         85,947            80,258
                                                                -------------     -------------

         Total assets .......................................   $ 74,697,833      $280,220,826
                                                                -------------     -------------
                                                                -------------     -------------

                  LIABILITIES AND PARTNERS' CAPITAL
                  --------------------------------


Current liabilities:
    Accounts payable and accrued liabilities ................   $    741,639      $  1,195,145
    Accounts payable for legal fees, including
     $101,077 (1997 - $63,329) to related parties ...........        787,621           184,257
    Accounts payable to related parties .....................        630,449           690,118
    Accrued interest - FCC currently payable ................      2,322,046         4,399,837
                                                                -------------     -------------

      Total current liabilities .............................      4,481,755         6,469,357
                                                                -------------     -------------

Long term liabilities
    Notes payable - FCC .....................................     36,532,386       216,856,476
    Accrued interest - FCC notes ............................      2,479,630        14,559,513
                                                                -------------     -------------

      Total long term liabilities ...........................     39,012,016       231,415,989
                                                                -------------     -------------

Limited partners' capital 2,826.1 units
(1997 - 2,825.9 units); issued and outstanding ..............     70,975,000        70,969,000
General partner's capital ...................................        100,000           100,000
Undistributed losses accumulated during development stage ...    (39,870,938)      (28,733,520)
                                                                -------------     -------------

      Total partners' capital ...............................     31,204,062        42,335,480
                                                                -------------     -------------

         Total liabilities and partners' capital ............   $ 74,697,833      $280,220,826
                                                                -------------     -------------
                                                                -------------     -------------

    The accompanying notes are an integral part of these financial statements.

                             ClearComm, L.P.
                    (a development stage enterprise)
           CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES
                              (Unaudited)

                                                                                                                      Cumulative
                                                       Three Months Ended               Six months ended            from inception
                                                            June 30,                         June 30,                thru June 30,
                                                 -----------------------------     -----------------------------    --------------
                                                     1998            1997             1998              1997             1998
                                                     ----            ----             ----              ----             ----
Revenues:

Interest income                                       89,077      $   135,926      $   196,847      $   245,633      $  2,228,327
                                                 ------------     ------------     -----------      ------------     -------------


Expenses:

Consulting and legal services rendered by
  Related parties                                    123,960          386,437          359,522        7,599,460        16,152,126
General and administrative services billed by
  the General Partner                                118,277           89,327          199,331          191,441         1,506,596
Other legal fees                                     649,283          461,139        1,008,781          864,343         4,207,728
Other consulting services                             30,733          480,212          309,235        1,065,707         2,698,502
Insurance                                             31,720           31,720           64,220           63,441           360,336
Travel                                               134,816          159,869          265,943          227,077         1,088,731
Salaries and bonuses                                 311,161                           642,655                          1,373,483
Other administrative expenses                        194,191          113,313          342,980          163,195         1,039,020
Bid withdrawal penalty (Omaha, Nebraska)                                                                                1,257,771
Bid withdrawal penalty (Norfolk, Virginia)        (2,848,374)                       (2,848,374)                           425,000
Forfeiture imposed by the FCC                                                                                           1,000,000
License cost forfeited after disaggregation,
  prepayment and amnesty options offered
  by the FCC                                      10,989,972                        10,989,972                         10,989,972
                                                 ------------     ------------     -----------      ------------     -------------
Total expenses                                     9,735,739        1,722,017       11,334,265       10,174,664        42,099,265
                                                 ------------     ------------     -----------      ------------     -------------
                                                 ------------     ------------     -----------      ------------     -------------
Net loss                                         ($9,646,662)     ($1,586,091)    ($11,137,418)     ($9,929,031)     ($39,870,938)
                                                 ------------     ------------     -----------      ------------     -------------
                                                 ------------     ------------     -----------      ------------     -------------


Net loss attributable to general partner          (2,411,666)        (396,523)      (2,784,354)      (2,482,258)
                                                 ------------     ------------     -----------      ------------
Net loss attributable to limited partners         (7,234,996)      (1,189,568)      (8,353,064)      (7,446,773)
                                                 ------------     ------------     -----------      ------------

Net loss per limited partner unit                 ($2,580.06)        ($428.21)      ($2,955.79)      ($2,692.16)
                                                 ------------     ------------     -----------      ------------

Weighted average number of Limited Partnership
  units outstanding during the period                2,826.1            2,778            2,826          2,766.1


   The accompanying notes are integral part of these financial statements.

                               ClearComm, L.P.
                       (a development stage enterprise)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  UNAUDITED


                                                                                                        Cumulative
                                                                   Six Months Ended                     from inception
                                                                       June 30,                         thru June 30,
                                                                       --------                         -------------
                                                               1998                1997                      1998
                                                               ----                ----                      ----
Cash flows from operating activities
Net loss                                                    ($11,137,418)       ($9,929,031)             ($39,870,938)
                                                          ---------------      -------------            --------------

Adjustments to reconcile the net loss for the
period to net cash used by operating activities:
Depreciation                                                      29,748              5,022                    55,939
Bid withdrawal penalty credit                                 (2,848,374)                                  (2,848,374)
License cost forfeited after disaggregation, prepayment
 and amnesty options offered by the FCC                       10,989,972                                   10,989,972
(Increase) decrease in prepaid expenses                           71,693             63,501                   (37,007)
Increase in deposits                                             (14,083)           (25,000)                  (39,083)
Decrease in payable to the FCC                                                   (1,000,000)
Increase (decrease) in accounts payable and
 accrued liabilities                                            (453,506)           458,302                   741,639
(Decrease) increase in accounts payable:
 Related parties                                                 (59,669)           (43,559)                  630,449
 Legal fees                                                       603,364             2,647                   787,621
                                                          ---------------      -------------            --------------
Total adjustments                                               8,319,145          (539,087)               10,281,156
                                                          ---------------      -------------            --------------
  Net cash used by operating activities                        (2,818,273)      (10,468,118)              (29,589,782)
                                                          ---------------      -------------            --------------

Cash flows form investing activities:

FCC auction deposit returned (paid)                                              11,039,542               (38,960,457)
Bid withdrawal payment                                                                                      4,531,145
Equipment                                                         (35,376)          (32,651)                 (141,826)
                                                          ---------------      ------------             -------------
  Net cash provided (used) by investing activities                (35,376)       11,006,891               (34,571,138)
                                                          ---------------      ------------             -------------

Cash flows from financing activities:
Capital investment by partners                                      6,000         1,916,000                71,150,000
Capital repurchased from partner                                                                              (75,000)
Restricted cash                                                                   6,511,250
                                                          ---------------      ------------             -------------
  Net cash provided by financing activities                         6,000         8,427,250                71,075,000
                                                          ---------------      ------------             -------------
Net increase (decrease) in cash and cash equivalents          ($2,847,649)       $8,966,023                $6,914,080

Cash and cash equivalents at:
  beginning of the period                                       9,761,729         2,492,851
                                                          ---------------      ------------             -------------
  end of the period                                            $6,914,080       $11,458,874                $6,914,080
                                                          ---------------      ------------             -------------
                                                          ---------------      ------------             -------------

Supplemental cash flow disclosure:
 Capitalization of interest not paid                           $2,263,136        $8,875,870                $6,516,590
 Forgiven accrued interest capitalized                       ($17,159,699)                               ($17,159,699)
 Acquisition (returned) licenses
  with notes payable to FCC                                 ($174,826,005)     $210,143,476               $35,317,471


   The accompanying notes are integral part of these financial statements.

                          ClearComm, L.P.
                   (a development stage enterprise)
       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                             (Unaudited)
   FOR THE PERIOD FROM INCEPTION ON JANUARY 24, 1995 THROUGH JUNE 30, 1998



                                             General         Limited                         Limited Partners
                                             Partner         Partners            Total             Units
                                           -----------     -------------      ------------    ---------------
Capital invested                             $100,000       $65,112,500       $65,212,500         2,604.5
1995 share of undistributed losses         (1,678,592)       (5,035,774)       (6,714,366)
                                           -----------     -------------      ------------       --------
Capital account balance (deficit) at
 December 31, 1995                         (1,578,592)       60,076,726        58,498,134         2,604.5
Repurchase of Limited Partners Units                            (75,000)          (75,000)           (3.0)
Capital contributed during 1996                               2,952,500         2,952,500           118.1
1996 share of undistributed losses         (2,268,712)       (6,806,135)       (9,074,847)
                                           -----------     -------------      ------------       --------
Capital account balance (deficit) at
 December 31, 1996                         (3,847,304)       56,148,091        52,300,787         2,719.6
Capital contributed during 1997                               2,979,000         2,979,000           106.3
1997 share of undistributed losses         (3,236,077)       (9,708,230)      (12,944,307)
                                           -----------     -------------      ------------       --------
Capital account balance (deficit) at
 December 31, 1997                         (7,083,381)       49,418,861        42,335,480         2,825.9
First quarter 1998 share of
 undistributed losses                        (372,689)       (1,118,067)       (1,490,756)
Capital contributed during
 second quarter 1998                                              6,000             6,000             0.2
Second quarter 1998 share of
 undistributed losses                      (2,411,666)       (7,234,996)       (9,646,662)
                                           -----------     -------------      ------------       --------
Capital account balance (deficit) at
 June 30, 1998                            ($9,867,736)      $41,071,798        $31,204,062         2,626.1
                                           -----------     -------------      ------------       --------
                                           -----------     -------------      ------------       --------

    The accompanying notes are integral part of these financial statements.

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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting mainly of normal recurring accruals) necessary for a fair presentation of the financial condition as of June 30, 1998 and December 31, 1997, and the results of operations and changes in its cash flows for the three months and six months periods ended June 30, 1998 and 1997 and from January 24, 1995 (inception) through June 30, 1998.

 2.   NET LOSS PER LIMITED PARTNERSHIP UNIT

         Net loss per limited partnership unit is computed by dividing net loss for the period by the weighted-average number of limited partnership units outstanding during the period.

 3.   BID WITHDRAWAL PAYMENT AND PENALTY

         On June 12, 1998 the FCC reduced the penalty imposed for the withdrawal of the Norfolk, Virginia erroneous bid from $3,273,374 to $425,000. The $2,848,374 reduction is to be applied as credit for future interest payments.

 4.   LICENSES AND LONG TERM-TERM NOTES PAYABLE

         On the due date established by the FCC to file the elections available to C Block licensees (June 8, 1998), the Partnership made the following elections on its licenses:

        - Returned the following licenses to the FCC under the amnesty alternative: Bakersfield, CA, Boise-Nampa, ID; Fresno, CA; Lewinston-Moscow, ID; Logan, UT; Provo - Orem, UT; Reno, NV and Salt Lake City, UT. As a result, the entire outstanding debt related to the licenses on these markets was cancelled which at the time amounted to $179,368,965 of principal and $13,861,237 of accrued interest, undiscounted.
        - Disaggregated the remaining Western licenses (returned 15 MHz of the original 30 MHz) and with the available funds resulting from the amnesty election indicated above the Partnership elected the prepayment option. As a result the following licenses were paid in full: Eureka, CA; Merced, CA; Modesto, CA; Redding, CA; and Visalia-Porterville. All these licenses are part of the San Francisco MTA.
        - Disaggregated the Puerto Rico licenses (returned 15 MHz of the original 30 MHz). This decision resulted in a reduction of FCC debt of $51,339,555 of principal and $3,967,407 of accrued interest, undiscounted.

As a result of the elections made, the Partnership charged to current operations $10,989,972 consisting of the forfeiture by the FCC of part of the original down payment made on the licenses returned under the amnesty, disaggregation and prepayment options. Also $2,281,758 is available as a prepayment credit to be applied to FCC suspension interest installments.

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

Results of Operations

QUARTER ENDED JUNE 30, 1998 COMPARED WITH QUARTER ENDED JUNE 30, 1997

Revenues

The Partnership's sole source of revenue for the quarter ended June 30, 1998 continued to be interest income. Interest income for the second quarter was $89,077 compared to $135,926 in the second quarter of 1997. The decrease in interest income is attributable to a reduction in available cash used to pay the Partnership expenses.

Expenses

Expenses for the quarter ended June 30, 1998 totaled $9,735,739 compared to $1,722,017 for the same period in 1997. The expenses for the second quarter of 1998 include $10,989,972 of license cost forfeited after disaggregation, prepayment and amnesty options offered by the FCC. The FCC also reduced the penalty imposed for the Norfolk, Virginia erroneous bid from $3,273,374 to $425,000 which resulted in an expense reduction of $2,848,374. Without considering the license cost forfeited and the reduced penalty described above, the total expenses for the second quarter of 1998 would have been approximately $1,594,000. The reduction in consulting expenses, when the second quarter of 1998 is compared with the same period of 1997 is due to that the Partnership commenced hiring personnel in the third quarter of 1997 substituting outsource consulting services.

YEAR-TO-DATE RESULTS ANALYSIS

Revenues:

The Partnership's sole source of revenue for the six months ended June 30, 1998 continued to be interest income. Interest income for this period was $196,847 compared to $245,633 for the same period of 1997. The decrease in interest income between these periods is attributable to a reduction in available cash used to pay the Partnership expenses.

Expenses:

Expenses for the six months period ended June 30, 1998 amounted to $11,334,265 compared to $10,174,664 for the same period of 1997. The 1997 expenses included a charge of $6,511,250 advanced to Romulus Telecommunications, Inc. under the Services Agreement. Excluding these charge, expenses for the six-month period ended June 30, 1998 would have been approximately $3,193,000 compared to $3,663,000 for the same period in 1997. The Partnership commenced hiring personnel in the third quarter of 1997. Prior to this date most functions of the Partnership were being outsource. As a result, consulting expenses were reduced when comparing the six month period of 1998 with that of 1997. The Partnership commenced the formal planning of its network during the third quarter of 1997.

Liquidity and Capital Resources

The increase in prepaid interest expense at June 30, 1998 is related to the $2,848,374 reduction in the bid withdrawal penalty in the Norfolk, Virginia erroneous bid which is available to offset future quarterly interest installments and the $2,281,758 available as a prepayment credit to be applied to the suspension interest installments resulting from the FCC elections made by the Partnership.

The reduction in license costs, accrued interest and long term notes payable to the FCC between June 30, 1998 and December 31, 1997 is attributable to the elections promulgated by the FCC in an effort to assist C Block license holders in restructuring their financial condition. The Partnership took advantage of these elections and returned eight of its western licenses under the amnesty option, disaggregated and prepaid five western licenses and disaggregated the two Puerto Rico licenses resulting in a reduction of $258,524,258 in the original debt and accrued interest of $19,978,182 due to the FCC, undiscounted. See Note 4 to the Financial Statements contained in
Item 1. Quarterly interest installments originally of $5,035,287 are now $834,268 of which three and one half installments are prepaid with the available credit form the reduction in the bid withdrawal penalty in the Norfolk, Virginia erroneous bid. Suspension interest payments originally $2,993,198 (only due for eight consecutive quarterly installments) are now $495,926 of which four and one half installments are prepaid with a credit available form the Puerto Rico disaggregated licenses original down payment.

In addition, the Partnership is continuing to seek additional capital for purposes of developing the licenses. The Partnership's effort to raise additional capital to develop licenses is dependent upon whether the Partnership retains any of the licenses. Failure to retain its licenses or the failure to prevail in the litigation to which the Partnership is subject will have a material adverse effect on the Partnership's business and operations. Although no assurance can be made, the Partnership expects to raise the additional amounts it needs to develop the licenses it retains. The Partnership currently estimates that it will need to raise approximately $116 million over the next three years to develop all of the Licenses.

As of June 30, 1998, the Partnership owes the federal government approximately $51,339,555 plus accrued interest at 6.5% of $4,801,675 in connection with the acquisition of the Licenses, undiscounted. At June 30, 1998, the notes payable to the FCC are presented net of a discount of approximately $14,807,000.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Partnership is subject to certain legal proceedings and FCC proceedings which were described in the Partnership's Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

         As previously reported in the Partnership's 1997 10-K, on January 27, 1997, the trustee of the SDE Trust filed a complaint for damages of $300 million and equitable relief against Unicom Corporation, the former General Partner ("Unicom"), SuperTel Communications Corp., the General Partner ("SuperTel"), the Partnership and certain officers and directors, trustees of trusts holding Unicom shares and attorneys. In an order dated July 21, 1997, the Judge granted the Company's motion to move this case to Puerto Rico. The SDE Trust filed an appeal with the California Court of Appeals on April 28, 1998, and the Partnership's response was filed on August 13, 1998. The decision of the California Court of Appeals is not expected until about mid-1999.

         As previously reported in the Partnership's 1997 10-K, two separate civil actions were filed in the Circuit Court of the State of Oregon for Multnomah County in November 1996 and August 1997 that have now been consolidated for all purposes. In February 1998, the court dismissed the racketeering claim and on April 6, 1998, dismissed the other claims on grounds of improper forum. The plaintiffs filed a motion to abate order which seeks to clarify the court's order, which was denied on July 9, 1998. The plaintiffs filed for a Writ of Mandamus from the Oregon Supreme Court compelling reversal of that Order, which was denied on August 11, 1998.

         As previously reported in the Partnership's 1997 10-K, the Partnership obtained a stay of the Romulus and Easton arbitration proceedings. The order of the U.S. Federal District Court for the Commonwealth of Puerto Rico staying the proceedings was reversed by the U.S. Court of Appeals for the First
Circuit on July 8, 1998. The Court of Appeals ruled that the U.S. District Court had no jurisdiction to hear matter, and the case was dismissed on August 3, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits

                  27.0 Financial Data Schedule

         (b) No reports of Form 8-K were filed by the Partnership during the quarter ended June 30, 1998.

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