Form 10-Q
period 1998-09-30
CLEARCOMM L P
filed 1998-11-16
CIK 1013267

                                      FORM 10-Q

         (Mark One)
            /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 1998

           / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                            THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______________ to ______________

                               Commission file number 0-28362

                                      ClearComm, L.P.
                   (Exact name of registrant as specified in its charter)

                     Delaware                                 66-0514434
          -------------------------------                -------------------
          (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)                Identification No.)


                  620 Broadway                                  95476
               Sonoma, California                            ----------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (707) 938-2428

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,826.1 Units of Limited Partnership Interest

ClearComm, L.P.

                                    INDEX

                                                                        Page No.
                                                                        --------

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statement of Assets, Liabilities
          and Partners' Capital as of September 30, 1998
          (unaudited) and December 31, 1997 .........................       3

          Consolidated Statement of Revenues and Expenses
          For the three months and nine month period ended
          September 30, 1998 and 1997 and period from
          January 24, 1995 (inception) to September 30,
          1998 (unaudited) ..........................................       4

          Consolidated Statement of Cash Flows for the nine
          Months ended September 30, 1998 and 1997 and
          period from January 24, 1995 (inception) to
          September 30, 1998 (unaudited) ............................       5

          Consolidated Statement of Changes in Partners' Capital
          Accounts from inception on January 24, 1995 through
           September 30, 1998 (unaudited) ...........................       6

          Notes to the Interim Consolidated Financial Statements ....       7

Item 2.
         Management's Discussion and Analysis of Financial
            Condition and Results of Operations .....................       9


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings .........................................      11

Item 6.   Exhibits and Reports on Form 8-K ..........................      11

Signatures ..........................................................      12

Exhibit Index .......................................................      13

Part I Financial Information

Item 1. Financial Statements

                                 ClearComm, L.P.
                        (a development stage enterprise)
                  CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES
                              AND PARTNERS' CAPITAL


                                                                 UNAUDITED
                                                                September 30,   December 31,
                                                                -------------   ------------
                                                                   1998             1997
                                                                   ----             ----
                    ASSETS
                    ------

        Current assets:
          Cash and cash equivalents                             $ 5,399,283     $  9,761,729
          Prepaid interest, FCC Debt                              1,525,311
          Prepaid expenses                                            5,287          108,700
                                                                -----------     ------------
            Total current assets                                  6,929,881        9,870,429
                                                                -----------     ------------

        Licenses, including capitalized interest
          of $7,648,000 in 1998 and $25,672,000 in 1997          63,623,152      270,245,139
        Deposits                                                     39,083           25,000
        Equipment, net                                               64,502           80,258
                                                                -----------     ------------

              Total assets                                      $70,656,618     $280,220,826
                                                                -----------     ------------
                                                                -----------     ------------

        LIABILITIES AND PARTNERS' CAPITAL
        ---------------------------------

        Current liabilities:
           Accounts payable and accrued liabilities             $   837,946     $  1,195,145
           Accounts payable for legal fees, including
           $70,549 (1997 - $63,329)  to related parties             559,115          184,257
           Accounts payable to related parties                      641,174          690,118
           Accrued interest - FCC currently payable                 842,824        4,399,837
                                                                -----------     ------------

              Total current liabilities                           2,881,059        6,469,357
                                                                -----------     ------------

        Long term liabilities
          Notes payable - FCC                                    36,829,686      216,856,476
          Accrued interest - FCC notes                            1,188,297       14,559,513
                                                                -----------     ------------

              Total long term liabilities                        38,017,983      231,415,989
                                                                -----------     ------------

        Limited partners' capital 2,826.1 units
         (1997 - 2,825.9 units); issued and outstanding          70,975,000       70,969,000
          General partner's capital                                 100,000          100,000
          Undistributed losses accumulated during
            development stage                                   (41,317,424)     (28,733,520)
                                                                -----------     ------------
              Total partners' capital                            29,757,576       42,335,480
                                                                -----------     ------------
                Total liabilities and partners' capital         $70,656,618     $280,220,826
                                                                -----------      -----------
                                                                -----------      -----------

       The accompanying notes are integral part of these financial statements.

                                ClearComm, L.P.
                        (a development stage enterprise)
                CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES

                                  (Unaudited)



                                                                                                             CUMULATIVE FROM
                                                           THREE MONTHS ENDED         NINE MONTHS ENDED       INCEPTION THRU
                                                              SEPTEMBER 30,              SEPTEMBER 30,        SEPTEMBER 30,
                                                       ------------------------  --------------------------   -------------
                                                           1998           1997         1998          1997          1998
                                                       -----------  -----------  ------------  ------------   -------------
Revenues:
Interest income                                            74,230  $   129,326  $    271,077  $    374,959    $   2,302,557
                                                       -----------  -----------  ------------  ------------   -------------
Expenses:Consulting and legal services rendered
  by Related parties................................      325,079      415,194       684,601     8,014,654       16,477,205
General and administrative services billed by
  the General Partner...............................       82,724       89,687       282,055       281,128        1,589,320
Other legal fees....................................      561,380      294,167     1,570,161     1,158,510        4,769,108
Other consulting services...........................      157,236      113,251       466,471     1,178,958        2,855,738
Insurance...........................................       33,413       33,414        97,633        96,855          393,749
Travel..............................................       41,933       58,114       307,876       285,191        1,130,664
Salaries and bonuses................................      158,874                    801,529                      1,532,357
Other administrative expenses.......................      160,077      405,225       503,057       568,420        1,199,097
Bid withdrawal penalty (Omaha, Nebraska)............                                                              1,257,771
Bid withdrawal penalty (Norfolk, Virginia)..........                              (2,848,374)                       425,000
Forfeiture imposed by the FCC.......................                                                              1,000,000
License cost forfeited after disaggregation,
  prepayment and amnesty options offered by the FCC.                              10,989,972                     10,989,972
                                                       -----------  -----------  ------------  ------------   -------------
Total expenses......................................    1,520,716    1,409,052    12,854,981    11,583,716       43,619,981
                                                       -----------  -----------  ------------  ------------   -------------
Net loss............................................  ($1,446,486) ($1,279,726) ($12,583,904) ($11,208,757)    ($41,317,424)
                                                       -----------  -----------  ------------  ------------   -------------
                                                       -----------  -----------  ------------  ------------   -------------
Net loss attributable to general partner............     (361,622)    (319,932)   (3,145,975)   (2,802,189)
                                                       -----------  -----------  ------------  ------------
Net loss attributable to limited partners...........   (1,084,864)    (959,794)   (9,437,929)   (8,406,568)
                                                       -----------  -----------  ------------  ------------
Net loss per limited partner unit...................  ($   383.87) ($   343.61) ($  3,339.68) ($  3,032.78)
                                                      -----------  -----------  ------------  ------------
Weighted average number of Limited Partnership
  units outstanding during the period...............      2,826.1      2,793.3         2,826       2,771.9



      The accompanying notes are integral part of these financial statements.

                                 ClearComm. L.P.
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED





                                                                CUMULATIVE
                                    NINE MONTHS ENDED         FROM INCEPTION
                                      SEPTEMBER 30,          THRU SEPTEMBER 30,
                                   -----------------        ------------------
                                   1998          1997              1998
                                ---------      ---------        ----------
Cash flows from operating
  activities
Net loss......................  ($12,583,904) ($11,208,757)    ($41,317,424)
                                ------------  ------------  ------------------
Adjustments to reconcile the
  net loss for the period to
  net cash used by operating
  activities:
Depreciation..................        47,941        18,125           74,132
Bid withdrawal penalty
  credit......................    (2,848,374)                    (2,848,374)
License cost forfeited after
  disaggregation, prepayment
  and amnesty options offered
  by the FCC..................    10,989,972                     10,989,972
(Increase) decrease in prepaid
  expenses....................       103,414        95,221           (5,286)
Increase in deposits..........       (14,083)      (25,000)         (39,083)
Decrease in payable to the
  FCC.........................                  (1,000,000)
Increase (decrease) in
  accounts payable and accrued
  liabilities.................      (357,199)      338,404          837,946
(Decrease) increase in
  accounts payable:
  Related parties.............       (48,944)      (39,864)         641,174
  Legal fees..................       374,858                        559,115
                                ------------  ------------  ------------------
Total adjustments.............     8,247,585      (613,114)      10,209,596
                                ------------  ------------  ------------------
  Net cash used by operating
   activities.................    (4,336,319)  (11,821,871)     (31,107,828)
                                ------------  ------------  ------------------
Cash flows from investing
  activities:
FCC auction deposit returned
  (paid)......................                  11,039,542      (38,960,457)
Bid withdrawal payment........                                    4,531,145
Equipment.....................       (32,127)      (90,046)        (138,577)
                                ------------  ------------  ------------------
  Net cash provided (used) by
   investing activities.......       (32,127)   10,949,496      (34,567,889)
                                ------------  ------------  ------------------
Cash flows from financing
  activities:
Capital investment by
  partners....................         6,000     2,084,000       71,150,000
Capital repurchased from
  partner.....................                                      (75,000)
Restricted cash...............                   6,511,250
                                ------------  ------------  ------------------
  Net cash provided by financing
   activities.................         6,000     8,595,250       71,075,000
                                ------------  ------------  ------------------

Net increase (decrease) in
  cash and cash equivalents...  ($ 4,362,446) $  7,722,875     $  5,399,283
Cash and cash equivalents at:
  beginning of the period.....     9,761,729     2,492,851
                                ------------  ------------  ------------------
  end of the period...........  $  5,399,283  $ 10,215,726     $  5,399,283
                                ------------  ------------  ------------------
                                ------------  ------------  ------------------
Supplemental cash flow
  disclosure:
  Capitalization of interest
    not paid..................  $  3,394,704  $ 13,965,370     $  7,648,157
  Forgiven accrued interest
    capitalized...............   (19,978,183)                  ($19,978,183)
  Acquisition (returned)
   licenses with notes payable
   to FCC.....................  ($174,826,005) $210,143,476    $ 35,317,471


    The accompanying notes are integral part of these financial statements.

                                ClearComm, L.P.

                       (a development stage enterprise)
         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS

                                 (Unaudited)


                     FOR THE PERIOD FROM INCEPTION ON JANUARY 24, 1995 THROUGH SEPTEMBER 30, 1998
                    -----------------------------------------------------------------------------

                                                    General         Limited                        Limited Partners
                                                    Partner         Partners         Total            Units
                                                 -----------     ------------     ------------     ----------------

Capital invested............................       $100,000      $65,112,500      $65,212,500        2,604.5

1995 share of undistributed losses..........     (1,678,592)      (5,035,774)      (6,714,366)
                                               ------------      -----------      -----------       --------

Capital account balance (deficit) at
    December 31, 1995.......................     (1,578,592)      60,076,726       58,498,134        2,604.5

Repurchase of Limited Partners units........                         (75,000)         (75,000)          (3.0)

Capital contributed during 1996.............                       2,952,500        2,952,500          118.1

1996 share of undistributed losses..........     (2,268,712)      (6,806,135)      (9,074,847)
                                               ------------      -----------      -----------       --------

Capital account balance (deficit) at
    December 31, 1996.......................     (3,847,304)      56,148,091       52,300,787        2,719.6

Capital contributed during 1997.............      2,979,000        2,979,000          106.3

1997 share of undistributed losses..........     (3,236,077)      (9,708,230)     (12,944,307)
                                               ------------      -----------      -----------       --------

Capital account balance (deficit) at
    December 31, 1997.......................     (7,083,381)      49,418,861       42,335,480        2,825.9

First quarter 1998 share of
     undistributed losses...................       (372,689)      (1,118,067)       (1,490,756)

Capital contributed during second
      quarter 1998..........................                           6,000             6,000           0.2

Second quarter 1998 share of
     undistributed losses...................    (2,411,666)      (7,234,996)       (9,646,662)

Third quarter 1998 share of
     undistributed losses...................      (361,622)      (1,084,864)       (1,446,486)
                                               ------------      -----------      -----------       --------

Capital account balance (deficit) at
    September 30, 1998......................  ($10,229,358)     $39,986,934       $29,757,576        2,826.1
                                               ------------      -----------      -----------       --------
                                               ------------      -----------      -----------       --------

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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the financial condition as of September 30, 1998 and December 31, 1997, and the results of operations and changes in its cash flows for the three months and nine months periods ended September 30, 1998 and 1997 and from January 24, 1995 (inception) to September 30, 1998.

2. NET LOSS PER LIMITED PARTNERSHIP UNIT

         Net loss per limited partnership unit is computed by dividing net loss for the period by the weighted-average number of limited partnership units outstanding during the period. The weighted-average number of limited partnership units outstanding during the nine months period ended September 30, 1998 and 1997 was approximately 2,826 and 2,771.9 respectively and for the three month period then ended was approximately 2,826.1 and 2,793.3 respectively.

3. BID WITHDRAWAL PAYMENT AND PENALTY

         On June 12, 1998 the FCC reduced the penalty imposed for the withdrawal of the Norfolk, Virginia erroneous bid from $3,273,374 to $425,000. This resulted in a credit of $2,848,374, which will be available to be applied against future interest payments. As of September 30, 1998, the unapplied prepaid balance amounts to $1,525,311.

4. LICENSES AND LONG TERM-TERM NOTES PAYABLE

         On June 8, 1998 the due date established by the FCC to file the elections available to C Block licensees, the Partnership made the following elections on its licenses:

-    The  following licenses were returned to the FCC under the amnesty choice:
     Bakersfield, CA, Boise-Nampa, ID; Fresno, CA; Lewinston-Moscow, ID; Logan, UT; Provo - Orem, UT; Reno, NV and Salt Lake City, UT. As a result the entire outstanding debt on these markets was forgiven amounting to $179,368,965 of principal and $13,861,237 in accrued interest.

- For the remaining Western licenses the election made was to disaggregate ( return 15 MHz of the original 30 MHz ) and with the available funds as the result of the amnesty indicated above elected the prepayment option. As a result the following licenses are now paid for in its entirety: Eureka, CA; Merced, CA; Modesto, CA; Redding, CA; and Visalia-Porterville all are part of the San Francisco MTA.

- For the Puerto Rico licenses the election made was to disaggregate ( return 15 MHz of the original 30 MHz ). This decision resulted in a reduction of $51,339,555 in principal and $3,967,407 of accrued interest.

As a result of the decision made, the Partnership recorded $10,989,972 as a license cost adjustment due to forfeiture of part of the original down payment made on the returned licenses for amnesty, disaggregation and prepayment. Also $2,281,758 was available as a prepayment credit and was applied to suspension interest balance. This decision resulted in a substantial reduction in debt, the regular quarterly interest installments of $5,035,284 are now $834,268 and the suspension interest installments of $2,993,199 are now $210,706.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Introduction

The ClearComm, L.P. (the "Partnership") was formed in January 1995 and is managed by its general partner, SuperTel Communications, Corp. The Partnership was organized to acquire, own and operate personal communication services PCS licenses in frequency Block C and to take advantage of the benefits that the FCC has set aside for Entrepreneurs. The Partnership's income to date has consisted only of interest earnings as the Partnership was awarded its PCS licenses on January 22, 1997 and has not yet established operations.

Results of Operations

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED WITH QUARTER ENDED
SEPTEMBER 30, 1997

Revenues

The Partnership's sole source of revenue for the quarter ended September 30, 1998 continued to be interest income. Interest income for the third quarter was $74,230 compared to $129,326 in the third quarter of 1997. The decrease in interest income is attributable to a reduction in available cash used to pay the Partnership expenses.

Expenses

Expenses for the quarter ended September 30, 1998 totaled $1,520,716 compared to $1,409,052 for the same period in 1997. The increase in expenses this quarter is attributable mostly to legal fees incurred primarily in negotiating a settlement with the bidding agent and termination of the Oregon litigation.

YEAR-TO-DATE RESULTS ANALYSIS

Revenues

The Partnership's sole source of revenue for the nine months ended September 30, 1998 continued to be interest income. Interest income for this period was $271,077 compared to $374,959 for the same period of 1997. The decrease in interest income is attributable to a reduction in available cash used to pay the Partnership expenses.

Expenses

Expenses for the nine months ended September 30, 1998 totaled $12,854,981 compared to $11,583,716 for the same period in 1997. The 1997 expenses include a charge of $6,511,250 advanced to Romulus Telecommunications, Inc. under the Services Agreement. The 1998 expenses include $10,989,926 of license cost forfeited after disaggregation, prepayment and amnesty options offered by the FCC. The FCC also reduced the penalty imposed for the

Norfolk, Virginia erroneous bid from $3,273,374 to $425,000 which resulted in an expense reduction of $2,848,374. Excluding these charge, expenses for the nine months period ended September 30, 1998 would have been approximately $4,713,383 compared to $5,072,466 for the same period in 1997.

Liquidity and Capital Resources

The prepaid interest expense at September 30, 1998 is related to the reduction in the bid withdrawal penalty in the Norfolk, Virginia erroneous bid which is available to offset future quarterly interest installments. The Partnership made its first interest installment on July 31, 1998 to the FCC from the available prepaid interest amount.

Management believes that once the pending litigation is deposed of, the necessary resources and strategic investors needed to develop the licenses will be more accessible. Although no assurance can be made, the Partnership expects to develop the necessary business relations with equipment vendors, strategic partners and financiers to develop its licenses.

In addition, the Partnership owes the United States federal government approximately $51,339,555 (undiscounted) plus accrued interest at 6.5% of $2,031,121 in connection with the acquisition of the Licenses. At September 30, 1998, the notes payable to the FCC are presented net of a discount of approximately $14,509,869.

YEAR 2000 DISCLOSURE

The Partnership is aware of the Year 2000 ("Y2K") problem, which is the result of a widespread programming technique that causes computer systems to identify a date base on the last two numbers of a year, with the assumption that the first two numbers of the year are "19." As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (such as computer databases) and non-information technology systems (such as elevators) to produce incorrect data or cease operating completely.

The Partnership, however, has not yet assessed the impact of the Y2K problem on the Partnership because it does not yet have established operations. As the Partnership begins to establish operations, it will identify and evaluate its internal Y2K problems and those of its suppliers. The Partnership will then develop a phased plan to ensure Y2K compliance.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Partnership is subject to certain legal proceedings and FCC proceedings which were described in the Partnership's Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K") and the Partnership's Form 10-Q for the quarter ended June 30, 1998 (the "Form 10-Q").

         As previously reported in the Partnership's 1997 Form 10-K and Form 10-Q, two separate civil actions were filed in the Circuit Court of the State of Oregon for Multnomah County in November 1996 and August 1997 that were dismissed on August 11, 1998. On October 20, 1998, the Partnership was notified that the plaintiffs had filed a request for arbitration of some of the claims underlying those actions with the American Arbitration Association.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) List of Exhibits

             27.0 Financial Data Schedule

         (b) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1998.


ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ClearComm, L.P.

                                       By: SuperTel Communications Corp.


                                       By: /s/ Javier O. Lamoso
                                               -----------------------
                                               Name:  Javier O. Lamoso
                                               Title:  Executive Vice President