Form 10-K
period 1998-12-31
CLEARCOMM L P
filed 1999-03-31
CIK 1013267

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

         For Annual and Transition Reports to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(Mark one)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the fiscal year ended December 31, 1998             or
                          -----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No fee required)

For the transition period from _______________________ to _______________

Commission file number  0-28362

                                 ClearComm, L.P.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                 66-0514434
     -------------------------------                 -------------------
     (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                 Identification No.)

        221 Ponce de Leon Avenue
               Suite 1401
          Hato Rey, Puerto Rico                          00917-1825
----------------------------------------                 ----------
(Address of Principal Executive Offices)                 (Zip Code)

       Registrant's Telephone Number, Including Area Code: (787) 756-0840

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The Registrant's outstanding securities consist of units of limited partnership interests which have no readily ascertainable market value since there is no public trading market for these securities on which to base a calculation of aggregate market value.

         Documents incorporated by reference.      None.

================================================================================

                                TABLE OF CONTENTS

                                                      Part I
                                                                                                               Page
Item 1.      Business..................................................................................          3
Item 2.      Properties................................................................................          8
Item 3.      Legal Proceedings.........................................................................          8
Item 4.      Submission of Matters to a Vote of Security Holders.......................................          9

                                                      Part II

Item 5.      Market for the Partnership's Limited Partnership Units and Related Security Holder
             Matters...................................................................................          9
Item 6.      Selected Financial Data...................................................................         10
Item 7.      Management's Discussion and Analysis of Financial Consideration and Results of
             Operations................................................................................         13
Item 8.      Financial Statements and Supplementary Data...............................................         17
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......         43

                                                     Part III

Item 10.     Directors and Executive Officers of the Registrant........................................         43
Item 11.     Executive Compensation....................................................................         45
Item 12.     Security Ownership of Certain Beneficial Owners and Managements...........................         46
Item 13.     Certain Relationships and Related Transactions............................................         47

                                                      Part IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................         48

SIGNATURES   ..........................................................................................         50

                                     PART I

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

         The Partnership owns two C-Block PCS licenses covering the entire island of Puerto Rico (the "Puerto Rico Licenses"). The Partnership expects to build its PCS network in Puerto Rico and offer PCS services by the end of 1999. The Partnership also owns five licenses in California (the "California Licenses," and together with the Puerto Rico Licenses, the "Licenses"). SuperTel Communications Corp., the general partner of the Partnership (the "General Partner") is actively engaged in the pursuit of business alliances and strategic partners to develop the California Licenses.

         The Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") provides that the Partnership will terminate on December 31, 2005. The Partnership will dissolve on such date (unless terminated earlier or unless the Partnership Agreement is amended to change such date). The General Partner anticipates that it will have developed the Licenses by such date, and depending upon business considerations, will have restructured itself or transferred or sold the Licenses and its PCS operations.

Markets

         The following table sets forth as of December 31, 1998, with respect to each Market in which the Partnership owns a PCS license, the estimated persons of population ("POPs").

        -------------------------------------------------------------
              Market Name                               POPs*
        -------------------------------------------------------------
        San Juan, PR                                 2,170,250
        -------------------------------------------------------------
        Mayaguez-Aguadilla, PR                       1,325,600
        -------------------------------------------------------------
        Modesto, CA                                    418,980
        -------------------------------------------------------------
        Visalia-Porterville, CA                        413,390
        -------------------------------------------------------------
        Redding, CA                                    253,260
        -------------------------------------------------------------
        Merced, CA                                     192,710
        -------------------------------------------------------------
        Eureka, CA                                     142,580
        -------------------------------------------------------------
        Total:                                       4,916,770
        -------------------------------------------------------------

        ----------
         * Based on the 1990 census figures used by the FCC.

Company Strategy in Puerto Rico

         Through its wholly-owned subsidiary, NewComm Wireless Services, Inc. ("NewComm"), the Partnership intends to build a high quality digital wireless telecommunications network to serve the Puerto Rico markets, and become a leading provider of PCS in Puerto Rico. The Partnership owns two C-Block PCS licenses covering the entire island of Puerto Rico which contains approximately
3.8 million contiguous POPs. The Partnership believes that Puerto Rico is a unique, attractive market for the development of a wireless telecommunications business due to its (i) current low penetration rate of wireless telecommunications service relative to most other U.S. markets, particularly in the consumer market segment; (ii) attractive competitive environment, with only three currently operating wireless service providers; (iii) high population density in key markets yielding efficiencies in marketing and network deployment costs; and (iv) low teledensity rate and unmet demand for basic telephone service relative to other U.S. markets.

         To build and operate its Puerto Rico network, the Partnership entered into a Joint Venture Agreement, dated February 4, 1999 (the "TLD Agreement") with Telefonica Larga Distancia de Puerto Rico, Inc. ("TLD"). TLD is a subsidiary of Telefonica Internacional, S.A. which is a member of the Telefonica S.A. group (the "Telefonica Group"), Spain's largest traded company and one of the world's largest telecommunication companies. Pursuant to the terms of the TLD Agreement, the Partnership transferred the Puerto Rico Licenses and associated business plans and studies to NewComm. TLD invested approximately $19.96 million in NewComm and received a convertible promissory note (the "Note") and is entitled to select a director for one of the five NewComm board of director seats (the "Board"). The Note is convertible into 49.9% of NewComm's equity. The Note cannot be converted, however, until the FCC authorizes TLD to hold more than a 25% equity interest in NewComm. Once the Note is converted, TLD will be entitled to three of six Board positions. NewComm and TLD will enter into a management agreement whereby TLD will provide day-to-day management services for NewComm, subject to the supervision of NewComm's Board. TLD also received an option (the "Option") to buy an additional 0.2%, which would bring its ownership to 50.1%, subject to a third-party valuation and FCC approval. The Option cannot be exercised prior to January 22, 2002, unless the ownership restrictions on the Puerto Rico Licenses are eliminated by the FCC. NewComm, however, has the option to buyout TLD in the last year before the restrictions on the Puerto Rico Licenses lapse.

         The Partnership's Puerto Rico PCS operations will operate under the image and brand of TLD, and will benefit from the experience and knowledge of the Telefonica Group. The Partnership is planning to be commercially in service in Puerto Rico by the second half of this year with a state-of-the-art CDMA (Code Division Multiple Access) network that will be combined with the telecommunications services that are already being offered in Puerto Rico to TLD customers. TLD offers a variety of telecommunications services in Puerto Rico ranging from long distance for local clients and "carriers" to data transmission and internet. Since February 1999, it has also been offering intra-island telephone services.

         Work on the PCS network began during the first quarter of 1999. NewComm is finalizing an agreement with Lucent Technologies, Inc. ("Lucent") to build an island wide PCS network within 12 months. The build out costs represent an investment of approximately $100 million which, as a turn-key project, includes the operation and maintenance of the network by Lucent during the first year.

Competition

         The success of the Partnership's PCS business in Puerto Rico will depend upon its ability to compete with the two cellular operators, at least three other PCS licensees and potential future wireless communications providers in the Puerto Rico market. The Partnership expects that the existing cellular providers will upgrade their networks to provide comparable services in competition with the Partnership. The Partnership will also face competition from other existing communications technologies such as conventional mobile telephone service, specialized mobile radio ("SMR") and enhanced specialized mobile radio ("ESMR"). The Partnership believes that ESMR will have a limited competitive impact against PCS, particularly in the consumer mass market sector, largely because of technical limitations and limited bandwidth. In the future, PCS could potentially compete more directly with traditional landline telephone service providers and other technologies including mobile satellite systems. In addition, the availability of new spectrum (such as wireless communications service and general wireless communications services and resale opportunities) and the entry of new participants, may result in increased competition in the Puerto Rico market.

Regulation

         Overview

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

         Frequency Blocks

         The FCC has divided PCS into six frequency blocks, designated Blocks A through F, such that there are six overlapping licenses in each market in each geographic area of the country. Blocks A, B and C are 30 MHz blocks, and Blocks D, E and F are 10 MHz blocks. The FCC has created new C2 blocks of 15 MHz in certain markets including Puerto Rico. See "Item 1 -- Reconsideration Order."

         Entrepreneur Classes and Economic Preferences

         Block C and F licenses were reserved for Entrepreneurs meeting certain limiting criteria set forth in FCC Rules. Entrepreneurs were granted a set of economic preferences in the

Auctions. Under FCC Rules, an Entrepreneur is defined as an entity that, together with its affiliates and persons or entities that hold attributable interests in such entity and their affiliates, has less than (i) $500 million of assets, and (ii) $125 million of annual gross revenue over the prior two years. In addition, FCC Rules define three classes of Entrepreneurs, with each class eligible for different economic preferences in the Blocks C and F Auctions. The Partnership's Entrepreneur qualification is as a "Small Business," which is an entity that has less than $40 million of aggregate annual gross revenue averaged over the last three years.

         Small Businesses are entitled to make interest-only payments for the first six years and can amortize interest and principal over the remaining four years of the license term. The interest rate applicable to Small Businesses is the 10-year treasury note rate at the date of grant of the license. In addition, Small Businesses were entitled to a bidding credit of 25%. In March 1997, the FCC issued an order suspending indefinitely interest payments on all Block C licenses; however, interest continued to accrue. Ultimately, in accordance with the FCC procedures specified in the FCC's March 24, 1998 Order on Reconsideration of the Second Report and Order (the "Reconsideration Order"), the Partnership commenced interest payments during July, 1998.

         Build-Out Requirements

         All PCS license holders are required to meet certain requirements imposed by the FCC relating to the provision of service in each license area. Block C license holders must provide coverage to one-third of the POPs in each license service area within five years of license grant and two-thirds of the POPs in each license service area within ten years of license grant. These periods were rescheduled by the FCC to begin on June 8, 1998. Failure to comply with the build-out requirements could subject the Partnership to license forfeiture or other penalties, and may have a material adverse effect on the financial condition of the Partnership.

         Reconsideration Order

         The Reconsideration Order provided the following options designed to assist C Block licensees in obtaining financing to build their systems:

         DISAGGREGATION. This option allowed a C Block licensee to elect to disaggregate all of its 30 MHz licenses within a major trading area ("MTA") and return 15 MHz of each license to the FCC in exchange for forgiveness of 50% of the outstanding debt associated with those licenses. For licensees who elected to disaggregate, there were two options: resume payments on the disaggregated licenses under the terms of the installment payment plan or prepay the outstanding loan balance on the disaggregated license. Licensees who elected to continue installment payments for the disaggregated licenses received a total credit equal to 70% of the original down payment made on the 30 MHz disaggregated licenses. One half of the credit would be applied as a down payment on the outstanding debt and 40 percent of the downpayment associated with the disaggregated spectrum returned to the FCC could be used to prepay the interest that had accrued during the payment suspension period or reduce principal at the licensee's option. Licensees who elected to prepay outstanding debt on the disaggregated licenses received a credit equal to 85% of the original down payment made on the 30 MHz disaggregated licenses. Consistent with the prepayment option for 30 MHz licenses, this credit represented 70% of the down payment associated with the 15 MHz returned spectrum.

         AMNESTY. This option allowed a C-Block licensee to surrender any of its licenses, so long as all licenses within an MTA were returned in exchange for the FCC forgiving all outstanding debt on the returned licenses. For licenses that were returned, the licensee had two choices: (i) the licensees could opt to re-bid on those licenses in the reauction; or (ii) the licensee could opt to forgo the opportunity to re-acquire its returned licenses in exchange for a credit of 70% of the down payment already made on the returned licenses. The same choice had to be made for all licenses within an MTA. The 70% credit had to be used to prepay either a 30 MHz or 15 MHz disaggregated licenses retained by the licensee.

         PREPAYMENT. This option allowed a C-Block licensee to prepay any of its outstanding notes and the interest accrued from the date of the conditional license grant through the election date would be forgiven. Also, licensees could surrender licenses and use 70% of their total down payments as a credit towards the prepayment of any of the licenses they retained. The licensee had to pay off the outstanding principal debt obligations for all basic trading area ("BTA") licenses it held within a single MTA and prepay as many of its notes it desires. The remaining 30% of the down payments plus any unapplied portions of the first 70% of the down payments were not returned. The licensee is not allowed to rebid in the reauction for any of the licenses surrendered, and cannot acquire these licenses in the secondary market for a period of two years from the reauction commencement start date which was March 23, 1999.

         On June 8, 1998, the date established by the FCC to file the elections available to C Block licensees under the Reconsideration Order, the Partnership made the following elections on its licenses:

         o The following licenses were returned to the FCC under the amnesty choice: Bakersfield, CA, Boise-Nampa, ID; Fresno, CA; Lewinston-Moscow, ID; Logan, UT; Provo - Orem, UT; Reno, NV and Salt Lake City, UT. As a result the entire outstanding debt on these markets was forgiven, amounting to $179,368,965 of principal and $13,861,237 in accrued interest.

         o For the remaining Western licenses the election made was to disaggregate (return 15 MHz of the original 30 MHz). The funds available as the result of the amnesty indicated above were utilized to prepay the remaining licenses. As a result the following licenses are now paid for in its entirety: Eureka, CA; Merced, CA: Modesto, CA; Redding, CA; and Visalia-Porterville all are part of the San Francisco MTA.

         o For the Puerto Rico licenses, the Partnership elected to disaggregate (return 15 MHz of the original 30 MHz). This decision resulted in a reduction in debt of $51,339,555 in principal and $3,967,407 of accrued interest.

         As a result of the foregoing, the Partnership recorded a license cost forfeiture of $10,989,972 after disaggregation, prepayment, and amnesty options offered by the FCC. In addition, $2,281,758 was available as a prepayment credit and was applied to accrued interest balance. This decision resulted in a substantial reduction in debt, the regular quarterly interest installments of $5,035,284 are now $834,268 and the suspension interest installments of $2,993,199 are now $210,706.

Employees

         The Partnership had three employees in California and two employees in Puerto Rico until August 1998. As of December 31, 1998, the Partnership has one employee who is located in Puerto Rico.

ITEM 2.  PROPERTIES

         The Partnership leases office space in Hato Rey, Puerto Rico. The Partnership expects NewComm will embark on a build-out phase which includes leasing sites where its telephone switching equipment, relay stations and other equipment will be located.

ITEM 3.  LEGAL PROCEEDINGS

         In 1996, the Partnership, through its bidding agent inadvertently submitted to the FCC an erroneous bid for one of the PCS licenses being auctioned (Norfolk, Virginia) (the "Bidding Error"). The Bidding Error resulted in the following claims and actions: (i) on June 6, 1996, the Partnership filed suit in San Juan, Superior Court for the Commonwealth of Puerto Rico and attached the account which held approximately $6.5 million which would be payable to Romulus Telecommunications, Inc. ("Romulus") under its agreement with the Partnership (the "Romulus Account"); (ii) on July 26, 1996, Romulus and Mr. Easton each filed a demand for arbitration with the American Arbitration Association (the "AAA") at its Miami, Florida office seeking to arbitrate all matters relating to the Bidding Error, including the attachment of the Romulus account; (iii) on January 27, 1997, in the Superior Court of the State of California for the County of San Mateo, the trustee of the SDE Trust (a shareholder in Unicom Corporation) filed a complaint for damages of $300 million and equitable relief against Unicom Corporation, the former general partner of the Partnership, the General Partner, the Partnership and certain officers and directors, trustees of trusts holding Unicom shares and attorneys for breach of fiduciary duty; and (iv) the Partnership was subject to three petitions to deny the award of any of the Licenses to the Partnership.

         On November 16, 1998, the parties to the above referenced actions entered into a settlement agreement (the "Settlement Agreement") whereby all such actions were settled. The Memorandum Opinion and Order approving the Settlement Agreement was released on January 11, 1999 and became effective on February 11, 1999. Pursuant to the Settlement Agreement, the Partnership received $1,513,000 in cash from the Romulus Account and was released of approximately $500,000 in payables owed to Romulus. Also pursuant to the Settlement Agreement, the General Partner issued 19,600 shares of its voting common stock to the Breen Family Trust and 15,900 shares of non-voting Class A-1 common stock to the California Theological Charitable Trust, Inc. All the parties to the Settlement Agreement released each other from all claims, both past and future.

         In addition, two separate civil actions were filed in the Circuit Court of the State of Oregon for Multnomah County that have now been consolidated. The first was filed in November 1996 and amended in August 1997. The second was filed in August 1997. In both cases certain officers, directors, employees, and consultants of the General Partner, as well as persons unrelated to the General Partner and the Partnership have been named as defendants. Both lawsuits alleged certain securities law violations, common law fraud, and activities violating Oregon's racketeering laws in connection with the Partnership's initial sale of Units. In February 1998, the court dismissed the racketeering claim dismissed the other claims in August 1998. On or about October 20, 1998, the Partnership was notified that the plaintiffs had filed a request for arbitration of some of these claims underlying these actions with the American Arbitration Association. In addition, the plaintiffs have noticed an appeal of the dismissal order. The Partnership believes the suit is without merit and is vigorously defending this lawsuit.

         Further, on February 4, 1999, the Partnership and NewComm filed an application with the FCC for a pro forma assignment of the Puerto Rico Licenses to NewComm, and the FCC granted the application on February 18, 1999. On
March 22, 1999, Centennial Communications Corp. ("Centennial") filed a Petition for Reconsideration (the "Petition") with the FCC seeking to rescind the assignment of the Licenses to NewComm or to stay the effectiveness of the assignment pending resolution of the issues raised in the Petition. Centennial alleges that there are facts warranting an investigation into whether TLD is exercising de facto, if not de jure, control over the Puerto Rico NewComm licenses in violation of the FCC's broadband PCS DE rules. The Partnership believes that all of its actions were in conformity with FCC rules, and that the allegations are without merit. The Partnership will vigorously oppose the Petition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         None.

                                    PART II

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

         As of December 31, 1998 only the General Partner holds a general partnership interest and 1,634 Investors hold an aggregate of 2,826.1 Units of limited partnership interest.

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

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data for the years ended December 31, 1997 and December 31, 1998

         The following table summarizes selected consolidated financial data of the Partnership from the period from inception (January 24, 1995) to December 31, 1995, and from January 1, 1996 to December 31, 1996, from January 1, 1997 to December 31, 1997, and from January 1, 1998 to December 31, 1998. This information should be read in conjunction with the Partnership's consolidated financial statements and related notes thereto and management discussion contained herein.

Statement of Operations Data

                                                 January 24, 1995
                                                (Date of Inception)
                                                   to December 31,       December 31,      December 31,      December 31,
                                                        1995                 1996              1997              1998
                                                        ----                 ----              ----              ----
Total Revenues:
     Interest Earnings......................        $ 1,469,099        $     66,767       $    495,614      $    324,232
                                                    -----------        ------------       ------------      ------------
Total Expenses:
     Consulting and legal services rendered
     by related parties (1).................          6,756,250             744,862          8,291,492           757,785
     Management Fee to General Partner......            513,288             424,334            369,643           360,452
     Other Legal Fees.......................            368,704           1,283,356          1,546,887         1,833,402
     Miscellaneous Consulting Services......            325,604             557,353          1,506,310           254,726
     Travel.................................            118,850             282,890            421,048           325,844
     Insurance..............................             32,000             133,784            130,332           130,132
     Salaries and bonuses...................             68,769                                730,828         1,331,605
     Other Administrative Expenses..........                                183,890            443,381           708,242
     Omaha Withdrawal Fee...................                              1,257,771
     Norfolk Bid Withdrawal.................                              3,273,374
     Forfeiture Imposed by FCC..............                              1,000,000
     Settlement credit on legal disputes....                                                                  (2,090,876)
     Norfolk bid withdrawal credit..........                                                                  (2,848,374)
     License cost forfeiture after
     disaggregation, prepayment and amnesty
     options offered by FCC.................                                                                  10,989,972
                                                    -----------        ------------       ------------      ------------
Subtotal:...................................        $ 8,183,465        $  9,141,614       $ 13,439,921      $ 11,752,910
                                                    -----------        ------------       ------------      ------------
Net Income (Loss)...........................        $(6,714,366)       $ (9,074,847)      $(12,944,307)     $(11,428,678)
                                                    ===========        ============       ============      ============
Net Income (Loss) Attributable to General
Partner.....................................        $(1,678,592)       $ (2,268,712)      $ (3,236,077)     $ (2,857,169)
                                                    ===========        ============       ============      ============
Net Income (Loss) Attributable to
Unitholders ($1,933.49) in 1995, ($2,609.71)
in 1996, ($3,495.94) in 1997 and ($3,033.08)
in 1998 per Unit respectively...............        $(5,035,774)       $ (6,806,135)      $ (9,708,230)     $ (8,571,509)
                                                    ===========        ============       ============      ============

---------------
(1) The 1997 includes payments of $6,511,250 to Romulus for its services in preparation of the Application and bidding at Auctions, see "Item 13 - Payments to Romulus," and other consulting fees.

Balance Sheet Data

                                     December 31,          December 31,            December 31,             December 31,
                                         1995                  1996                    1997                     1998
                                         ----                  ----                    ----                     ----
ASSETS:
Cash and Cash Equivalents.........   $ 2,727,541           $ 2,492,851            $  9,761,729              $ 4,246,412
Prepaid Expenses..................        69,000               100,538                 108,700                  125,388
Accounts Receivable...............            --                    --                      --                1,633,024
Deposits..........................    50,000,000            45,468,855                      --
Restricted Cash...................     6,511,250             6,511,250                      --
Other Assets......................             0                14,535                  80,258                   18,495
PCS Licenses......................                                                 270,245,139               64,757,512
Deposits..........................                                                      25,000
                                     -----------           -----------            ------------              -----------
Total:............................   $59,334,791           $54,588,029            $280,220,826              $70,780,831
                                     ===========           ===========            ============              ===========

LIABILITIES AND PARTNERS'
CAPITAL:
Accounts Payable and Accrued
Liabilities.......................   $   836,657           $   287,242            $  2,069,520              $ 1,398,231
Current Accrued Interest-FCC......                                                   4,399,837                  919,450
License Loan Payable..............                                                 231,415,989               37,550,348
Unitholders' Equity (2,604.5
Units in 1995, 2,719.6 Units
in 1996, 2,825.9 Units in 1997
and 2,826.1 Units in 1998; and
1 general partnership interest)...   $58,498,134           $52,300,787            $ 42,335,480              $30,912,802
                                     -----------           -----------            ------------              -----------
Total:............................   $59,334,791           $54,588,029            $280,220,826              $70,780,831
                                     ===========           ===========            ============              ===========
Book Value Per Unit...............   $    22,452           $    19,224            $     14,976              $    10,934
                                     ===========           ===========            ============              ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         The Partnership was formed in January 1995 and is managed by the General Partner. The Partnership was organized to acquire, own and operate PCS licenses in frequency Block C, and to take advantage of the benefits that the FCC has set aside for Entrepreneurs. The Partnership's income to date has consisted only of interest earnings as the Partnership was awarded the Licenses on January 22, 1997 and has not yet established operations. The Partnership entered into the TLD Agreement with TLD on February 4, 1999, whereby the Partnership contributed its Puerto Rico Licenses to its wholly owned subsidiary NewComm and TLD contributed $19.96 million in capital.

Results of Operations - 1998 Compared to 1997

Revenues

         The Partnership's sole source of revenue continued to be interest income for the year ended December 31, 1998. Interest income for this year was $324,232. In 1997, the Partnership had interest earnings of $495,614. The decrease in interest earnings is primarily due to a decrease in interest rates and a reduction in available cash used to pay the Partnership expenses.

Expenses

         Expenses for the year ended December 31, 1998 totaled $11,752,910. This amount included an accrual for $360,452 of expenses to be reimbursed to the General Partner, including its management fee, and a license cost forfeiture of $10,989,972 after disaggregation, prepayment, and amnesty options offered by the FCC.

         Expenses for the year ended December 31, 1997 totaled $13,439,921. This amount included an accrual for $369,643 of expenses to be reimbursed to the General Partner, including its management fee. Also 1997 expenses include the $6,511,250 classified in the 1996 financial statements as Restricted Cash expensed in 1997 and advanced to Romulus under its agreement with the Partnership.

         Expenses for the year ended on December 31, 1998 are lower than the expenses for the same period of 1997 because the 1998 expenses include a $2,090,876 credit in connection with the Settlement Agreement and a $2,848,374 credit in connection with the Norfolk bid withdrawal penalty net of the license cost forfeiture referenced above.

Liquidity and Capital Resources

         As of December 31, 1998, the Partnership had assets totaling $70,780,381, consisting of $4,246,412 in cash and cash equivalents, $1,630,024 in accounts receivable, $125,388 in prepaid expenses, $64,757,512 in PCS Licenses, including $8,782,000 in capitalized interest, $18,495 in other assets, and current liabilities of $2,317,681. As of December 31, 1997, the Partnership had assets totaling $280,220,826, consisting of $9,761,729 in cash and cash equivalents, $108,700 in prepaid expenses, $270,245,139 in PCS Licenses, including $25,672,000 in capitalized interest, $25,000 in deposits, $80,258 in other assets and current liabilities of $6,469,357 and long-term liabilities due to the FCC including accrued interest of $231,415,989. The Partnership assets decreased during 1998 because of the return and the disaggregation of certain PCS licenses pursuant to the Reconsideration Order. See "Item 1 - Reconsideration Order."

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

Expenses

         Expenses for the year ended December 31, 1997 totaled $13,439,921. This amount included an accrual for $369,643 of expenses to be reimbursed to the General Partner, including its management fee. Also 1997 expenses includes the $6,511,250 classified in the 1996 financial statements as Restricted Cash expensed in 1997 under the Services Agreement and advanced to Romulus. Expenses for the period ended December 31, 1996 were $9,141,614. The 1996 expenses includes the Omaha withdrawal fee of $1,257,771, the Norfolk bid withdrawal fee of $3,273,374, the $1,000,000 forfeiture imposed by the FCC, and the management fee of the General Partner. Expenses for the year ended on December 31, 1997 are higher than the expenses for the same period of 1996 because the 1997 expenses include the amount expensed under the Services Agreement advanced to Romulus.

Liquidity and Capital Resources

         As of December 31, 1997, the Partnership had assets totaling $280,220,826, consisting of $9,761,729 in cash and cash equivalents, $108,700 in prepaid expenses, $270,245,139 in PCS Licenses, including $25,672,000 in capitalized interest, $25,000 in deposits, $80,258 in other assets and current liabilities of $6,469,357 and long-term liabilities due to the FCC including accrued interest of $231,415,989. As of December 31, 1996, the Partnership had assets totaling $54,588,029, consisting of $2,492,851 in cash and cash equivalents, $45,468,855 on deposit with the FCC, prepaid expenses of $100,538, other assets of $14,535, $6,511,250 in restricted cash and current liabilities of $2,287,242. The Partnership assets increased during 1997 because of the issuance of PCS licenses on January 22, 1997 and additional capital invested by its existing investors.

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

Results of Operations - 1996 Compared to 1995

Revenues

         The Partnership's sole source of revenue was interest income for the year ended December 31, 1996. In 1995, the Partnership had interest earnings of $1,469,099. Interest income for 1996 was $495,614. Interest income in 1997 was greater because the Partnership had invested the capital contributions of its Investors until it placed its $50 million deposit with the FCC in November 1995.

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

Year 2000 Disclosure

         The Partnership is aware of the Year 2000 ("Y2K") problem, which is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19." As a result, the year 2000 would be stored at "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems such as computer databases ("IT Systems"), and non-information technology systems, such as elevators ("Non-IT System") to produce incorrect data or cease operating completely.

         As the Partnership does not yet have operations, it has minimal IT and non-IT systems. The Partnership has retained a certified Y2K consultant who has reviewed the Partnership's IT and non-IT systems, and will issue a certificate to certify that those systems are Y2K compliant.

         All of the equipment required to build out the Puerto Rico network will be purchased from third party vendors. The Partnership will require such suppliers to warrant that products sold or licensed to the Partnership are Y2K compliant.

         Since the Partnership does not yet have operations, total costs incurred to date specifically associated with becoming Y2K compliant have not been material. The total estimated specific costs of becoming Y2K compliant is not material.

         Once the Partnership begins operations, it recognizes that the Y2K problem will impose certain risks, including the possibility of a failure of the Partnership's signal, computer, and non-information technology systems. Such failures could have a material adverse effect upon the Partnership and may cause systems malfunctions, signal loss, incorrect or incomplete transaction processing, the inability to reconcile accounting books and records, and the inability for the Partnership to manage its business. In addition, the Partnership, once it begins operations, can be materially and adversely affected by failures of third parties to become Y2K compliant. The failure of third parties with which the Partnership then has financial or operational relationships such as network maintenance contractors, roaming partners, handset and accessory providers, financial institutions, payroll contractors, regulatory agencies and utility companies, to become Y2K compliant in a timely manner could result in material adverse effects on the Partnership's results of operations.

         The Partnership's expectations about future costs and timely completion of its Y2K modifications are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence the amount of future costs and the effective timing of remediation efforts include the success of the Partnership in identifying non-IT Systems and IT Systems that contain two-digit year codes, the nature and amount of programming and testing required to upgrade or replace each of the affected systems and equipment, the nature and amount of testing, verification, the rate and magnitude of related labor costs, and the success of the Partnership's suppliers, in addressing the Y2K issue.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

                                                                                    Page
                                                                                    ----
         ClearComm, L.P.
         ---------------

         Report of Independent Accountants                                           19

         Consolidated Statements of Assets, Liabilities and Partners' Capital as
         of December 31, 1997 and 1998                                               20

         Consolidated Statement of Revenues and Expenses for years ended
         December 31, 1996, 1997 and 1998 and period from inception to
         December 31, 1998                                                           21

         Consolidated Statement of Cash Flows for years ended December 31, 1996,
         1997 and 1998 and period from inception to December 31, 1998                22

         Consolidated Statement of Changes in Partners' Capital Accounts from
         inception to December 31, 1998                                              23

         Notes to Consolidated Financial Statements                                  24

         SuperTel Communications Corp.
         -----------------------------

         Report of Independent Accountants                                           34

         Balance Sheet for December 31, 1997 and 1998                                35

         Statement of Revenues and Expenses and deficit for the years ended
         December 31, 1997 and 1998                                                  36

         Statement of Cash Flows for the years ended December 31, 1997 and 1998      37

         Notes to Financial Statements                                               38

         All financial schedules have been omitted because they are not applicable or because the information required is included in the financial statements or notes thereto

CLEARCOMM, L.P.
(a development stage enterprise)
Report and Consolidated Financial Statements
December 31, 1998 and 1997

                           Report of Independent Accountants


To the Partners of ClearComm, L.P.


In our opinion, the accompanying consolidated statement of assets, liabilities and partners' capital, and the related consolidated statements of revenues and expenses, of cash flows and of changes in partners' capital accounts present fairly, in all material respects, the financial position of ClearComm, L.P. (the Partnership), a development stage enterprise, at December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, and for the period from inception (January 24, 1995) through December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not yet obtained the financing required to develop and construct the infrastructure necessary to begin commercial operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




PRICEWATERHOUSECOOPERS LLP

San Juan, Puerto Rico
March 5, 1999

Stamp 1537595 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

CLEARCOMM, L.P.
(a development stage enterprise)
Consolidated Statements of Assets, Liabilities and Partners' Capital
December 31, 1998 and 1997
----------------------------------------------------------------------------------------------------------------


                                                                               1998                    1997
                                                                               ----                    ----
                                               Assets

Current assets:
    Cash and cash equivalents                                             $  4,246,412             $  9,761,729
    Accounts receivable, including $1,551,362
      from related parties                                                   1,633,024
    Prepaid expenses                                                           125,388                  108,700
                                                                          ------------             ------------

           Total current assets                                              6,004,824                9,870,429
                                                                          ============             ============

Licenses, including capitalized interest of $8,782,000
  (1997 - $25,672,000)                                                      64,757,512              270,245,139
Other assets                                                                    18,495                  105,258
                                                                          ------------             ------------

                                                                          $ 70,780,831             $280,220,826
                                                                          ============             ============

                                     Liabilities and Partners' Capital

Current liabilities:
    Accounts payable and accrued liabilities                              $    352,670             $  1,195,145
    Accounts payable for legal fees, including
      $68,460 to related parties (1997 - $63,329)                              633,021                  184,257
    Accounts payable to related parties                                        412,540                  690,118
    Accrued interest - FCC                                                     919,450                4,399,837
                                                                          ------------             ------------

           Total current liabilities                                         2,317,681                6,469,357
                                                                          ------------             ------------

    Long-term liabilities:
      Notes payable - FCC                                                   37,126,985              216,856,476
      Accrued interest - FCC                                                   423,363               14,559,513
                                                                          ------------             ------------

           Total long-term liabilities                                      37,550,348              231,415,989
                                                                          ------------             ------------

Commitments and contingencies (Notes 8 and 9)
                                                                          ------------             ------------

Partners' capital:
    Limited partners' capital (2,826.1 units issued
      and outstanding in 1998 and 2,825.9 in 1997)                          70,975,000               70,969,000
    General partners' capital                                                  100,000                  100,000
    Undistributed losses accumulated during
      development stage                                                    (40,162,198)             (28,733,520)
                                                                          ------------             ------------

           Total partners' capital                                          30,912,802               42,335,480
                                                                          ============             ============

           Total liabilities and partners' capital                        $ 70,780,831             $280,220,826
                                                                          ============             ============


   The accompanying notes are an integral part of these financial statements.

CLEARCOMM, L.P.
(a development stage enterprise)
Consolidated Statement of Revenues and Expenses
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  January 24, 1995
                                                                Year ended        Year ended        Year ended     (inception) to
                                                               December 31,      December 31,      December 31,     December 31,
                                                                   1998              1997              1996             1998
                                                               ------------      ------------      ------------   ----------------

Revenues:
    Interest income                                           $    324,232       $    495,614     $     66,767       $  2,355,712
                                                              ------------       ------------     ------------       ------------

Expenses:
    Consulting and legal services
     rendered by related parties                                   757,785          8,291,492          744,862         16,550,389
     Settlement credit on legal disputes
     with related parties                                       (2,090,876)                                            (2,090,876)
    Management fee to General Partner                              360,452            369,643          424,334          1,667,717
    Other legal fees                                             1,833,402          1,546,887        1,283,356          5,032,349
    Consulting services                                            254,726          1,506,310          557,353          2,643,993
    Travel                                                         325,844            421,048          282,890          1,148,632
    Insurance                                                      130,132            130,332          133,784            426,248
    Salaries and bonuses                                         1,331,605            730,828                           2,062,433
    Other administrative expenses                                  708,242            443,381          183,890          1,404,282
    Bid withdrawal penalty (Omaha, Nebraska)                                                         1,257,771          1,257,771
    Bid withdrawal penalty (credit) (Norfolk,
     Virginia)                                                  (2,848,374)                          3,273,374            425,000
    Forfeiture imposed by the FCC                                                                    1,000,000          1,000,000
    License cost forfeiture after
      disaggregation, prepayment
      and amnesty options offered
      by the FCC                                                10,989,972                                             10,989,972
                                                              ------------       ------------     ------------       ------------

                                                                11,752,910         13,439,921        9,141,614         42,517,910
                                                              ------------       ------------     ------------       ------------

Net loss                                                      $(11,428,678)      $(12,944,307)    $ (9,074,847)      $(40,162,198)
                                                              ============       ============     ============       ============

Net loss attributable to general Partner                      $ (2,857,169)      $ (3,236,077)    $ (2,268,712)
                                                              ============       ============     ============

Net loss attributable to limited
  Partners ($3,033.08, $3,495.94,
  and $2,609.71 per limited
  partnership unit in 1998, 1997 and
  1996, respectively)                                         $ (8,571,509)      $ (9,708,230)    $ (6,806,135)
                                                              ============       ============     ============

   The accompanying notes are an integral part of these financial statements.

CLEARCOMM, L.P.
(a development stage enterprise)
Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------

                                                               Year ended      Year ended       Year ended       January 24, 1995
                                                               December 31,    December 31,     December 31,       (inception) to
                                                                   1998             1997            1996         December 31, 1998
                                                               ------------    ------------     ------------     -----------------
Cash flows from operating activities:
    Net loss                                                  $(11,428,678)    $(12,944,307)    $ (9,074,847)      $(40,162,198)
                                                              ------------     ------------     ------------       ------------

Adjustments to reconcile net loss for the period
  to net cash used by operating activities:
    Depreciation                                                    71,625           26,192                             97,817
    License cost forfeited after disaggregation,
      prepayment and amnesty options offered
      by the FCC                                                10,989,972                                           10,989,972
    Increase in accounts receivable                             (1,633,024)                                          (1,633,024)
    Decrease (increase) in prepaid expenses                          8,312           (8,163)          (4,538)          (100,389)
    Increase in deposits                                                            (25,000)                            (25,000)
    Decrease in bank overdraft                                                                       (46,173)
    (Decrease) increase in payable to FCC                                        (1,000,000)       1,000,000
    (Decrease) increase in accounts payable
      and accrued liabilities                                     (842,475)         990,218           74,293            352,670
    Increase (decrease) in accounts payable
      for legal fees                                               448,764         (256,590)         440,847            633,021
    (Decrease) increase in accounts payable
      to related parties                                          (277,578)          48,650          (18,382)           412,540
                                                              ------------     ------------     ------------       ------------

        Total adjustments                                        8,765,596         (224,693)       1,446,047         10,727,607
                                                              ============     ============     ============       ============

        Net cash used by operating activities                   (2,663,082)     (13,169,000)      (7,628,800)       (29,434,591)
                                                              ============     ============     ============       ============

Cash flows from investing activities:
    FCC auction deposit  returned (paid)                                         11,039,543                         (38,960,457)
    Bid withdrawal (credit) payment                             (2,848,374)                        4,531,145          1,682,771
    Other assets                                                    (9,861)         (91,915)         (14,535)          (116,311)
                                                              ------------     ------------     ------------       ------------

        Net cash (used) provided by
          investing activities                                  (2,858,235)      10,947,628        4,516,610        (37,393,997)
                                                              ------------     ------------     ------------       ------------

Cash flows from financing activities:
    Capital investment by partners                                   6,000        2,979,000        2,952,500         71,150,000
    Capital repurchased from partner                                                                 (75,000)           (75,000)
    Decrease in restricted cash                                                   6,511,250
                                                              ------------     ------------     ------------       ------------

        Net cash provided by financing
          activities                                                 6,000        9,490,250        2,877,500         71,075,000
                                                              ------------     ------------     ------------       ------------

Net (decrease) increase in cash and cash
  equivalents                                                   (5,515,317)       7,268,878         (234,690)         4,246,412
                                                              ------------     ------------     ------------       ------------
Cash and cash equivalents at beginning of
  period                                                         9,761,729        2,492,851        2,727,541
                                                              ============     ============     ============       ============

Cash and cash equivalents at end of period                    $  4,246,412     $  9,761,729     $  2,492,851       $  4,246,412
                                                              ============     ============     ============       ============


   The accompanying notes are an integral part of these financial statements.

CLEARCOMM, L.P.
(a development stage enterprise)
Consolidated Statement of Changes in Partners' Capital Accounts
-------------------------------------------------------------------------------------------------------------------------

                                                          Limited Partners               General
                                                       Units           Amount            Partner            Total
                                                       -----           ------            -------            -----

Capital invested                                        2,604.5       $65,112,500      $    100,000       $65,212,500
Share of undistributed losses                                --        (5,035,774)       (1,678,592)        6,714,366
                                                        -------       -----------      ------------       -----------

Balance (deficit) at December 31, 1995                  2,604.5        60,076,726        (1,578,592)       58,498,134
                                                        =======        ==========        ==========        ==========
Repurchase of limited partners units                       (3.0)          (75,000)                            (75,000)
Capital invested in 1996                                  118.1         2,952,500                           2,952,500
Share of undistributed losses                                          (6,806,135)       (2,268,712)       (9,074,847)
                                                        -------       -----------      ------------       -----------

Balance (deficit) at December 31, 1996                  2,719.6        56,148,091        (3,847,304)       52,300,787
                                                        =======        ==========        ==========        ==========

Capital invested in 1997                                  106.3         2,979,000                           2,979,000
Share of undistributed losses                                          (9,708,230)       (3,236,077)      (12,944,307)
                                                        -------       -----------      ------------       -----------

Balance (deficit) at December 31, 1997                  2,825.9        49,418,861        (7,083,381)       42,335,480
                                                        =======        ==========        ==========        ==========

Capital invested in 1998                                    0.2             6,000                               6,000
Share of undistributed losses                                          (8,571,509)       (2,857,169)      (11,428,678)
                                                        -------       -----------      ------------       -----------

Balance (deficit) at December 31, 1998                  2,826.1       $40,853,352      $ (9,940,550)      $30,912,802
                                                        =======       ===========      ============       ===========




   The accompanying notes are an integral part of these financial statements.

CLEARCOMM, L.P.
(a development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

1.       Reporting Entity and Summary of Significant Accounting Policies

         ClearComm, L.P. (the "Partnership"), a development stage enterprise, is a limited partnership organized on January 24, 1995 under the laws of the State of Delaware. The Partnership was formed to file applications with the Federal Communications Commission ("FCC") under personal communications service ("PCS") frequency Block C, originally restricted to minorities, small businesses and designated entities, to become a provider of broadband PCS. The Partnership will terminate on December 31, 2005, or earlier upon the occurrence of certain specified events as detailed in the Partnership Agreement. The Partnership has not yet generated revenues from commercial operations.

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

         As discussed in Note 6, on January 22, 1997, the Partnership was granted the PCS Block C licenses for Puerto Rico and certain western states of the United States.

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

         On March 3, 1999, the Partnership entered into a Joint Venture Agreement with Telefonica Larga Distancia De Puerto Rico, Inc. ("TLD"). Among the most important provisions of this Joint Venture Agreement are the following:
         o The Partnership transfered all of its Puerto Rico Licenses, including its related FCC debt to NewComm Wireless Services, Inc. ("NewComm"), a newly organized company owned by the Partnership.
         o TLD contributed approximately $20 million dollar to NewComm by means of a secured convertible promissory note payable ("promissory note"). The promissory note is secured by a security agreement pursuant to which a security interest is imposed upon NewComm assets, a Partnership's guarantee and a pledge agreement.
         o Once certain regulatory and other requirements are met, the note will be exchanged for NewComm's common stock shares representing approximately 49.9% of NewComm equity. TLD has the option to buy an additional .2%, which would bring its ownership to 50.1%, subject to certain conditions.
         o  Entered into certain management and technology transfer agreements.

CLEARCOMM, L.P.
(a development stage enterprise)
Notes to Consolidated Financial Statements - (Continued)
December 31, 1998 and 1997
--------------------------------------------------------------------------------


         The following unaudited proforma information shows how the Partnership's balance sheet at December 31, 1998 would have been affected if this transaction had taken place as of such date:

                                                                    Amount           Proforma          Adjusted
                                                                  as reported       adjustment          balance

                 Cash                                             $  4,246,412       $19,960,000       $24,206,412
                 Secured convertible promissory
                    note payable                                                      19,960,000        19,960,000

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

         Cash Equivalents

         The Partnership considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1998 consist of shares in a money market account of $4,217,000 (1997 - $9,737,000).

         PCS Licenses

         PCS licenses are recorded at cost, and will be amortized over the estimated life of the licenses (forty years) once the PCS network is ready for its intended use. The licenses expire in January 2007, however, FCC rules provide for renewal expectancy provisions. The Company expects to exercise the renewal provisions. The Partnership will capitalize the interest related to the debt pertaining to the PCS licenses during the network construction period.

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

         Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. Net Loss Per Limited Partnership Unit

CLEARCOMM, L.P.
(a development stage enterprise)
Notes to Consolidated Financial Statements - (Continued)
December 31, 1998 and 1997
--------------------------------------------------------------------------------


         Net loss per limited partnership unit is computed by dividing net loss for the period by the weighted-average number of limited partnership units outstanding during the period which for 1998 was 2,826 (2,777 and 2,608 in 1997 and 1996, respectively).

         Fair Value of Financial Instruments

         The carrying amount of the Partnership's financial instruments (cash and cash equivalents, accounts payable and accrued liabilities) are considered reasonable estimates of fair value due to the short period to maturity.

         Management believes, based on current interest rates that the fair value of its notes and interest payable to the FCC approximates the carrying amount.

         Reclassifications

         Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

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

         As discussed in Note 1, the Partnership entered into a joint venture agreement with TLD. TLD is a licensed telecommunication carrier engaged in business in Puerto Rico, has a subscriber base and is part of a major telecommunication company in Spain. Management believes that the joint venture with TLD is a major step toward obtaining the financing required to develop and construct the infrastructure necessary to commence commercial operations.

         Each of the Partnership's C-Block licenses is subject to an FCC requirement that the Partnership construct network facilities that offer coverage to at least one-third of the population in the market covered by such license within five years following the grant of the applicable license and to at least two-third of the population within ten years following the grant. Although the Partnership's buildout plan calls for to exceed these minimum requirements, failure to comply with these requirements could result in the revocation of the related licenses or the imposition of fines on the Partnership by the FCC. Therefore, delays in constructing its PCS network could have a material adverse effect on the Partnership's financial conditions and results of operations.

CLEARCOMM, L.P.
(a development stage enterprise)
Notes to Consolidated Financial Statements - (Continued)
December 31, 1998 and 1997
--------------------------------------------------------------------------------

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

         On December 20, 1996, the FCC issued an order (the "Order") resolving the request for waiver of the related bid withdrawal payment for the license applicable to Round 11 of the Broad Band PCS Block C auction (Norfolk, Virginia) for which the FCC ordered the Partnership to pay a penalty of approximately $3,273,000. This Order also assessed a bid withdrawal payment of approximately $1,258,000 for license B332 (Omaha, Nebraska) for the Broad Band PCS Block C auction. In accordance with the Order, these amounts were deducted from the Partnership's deposit with the FCC. In addition to the December 20, 1996 Order, the FCC issued a Notice of Apparent Liability and Forfeiture dated January 22, 1997, finding the Partnership liable for $1,000,000 for misrepresentations made to the FCC Commission by its bidding agent. These amounts were charged to operations in 1996.

         On May 19, 1998, the Partnership filed a request with the FCC for further reduction in the penalty amount. On June 12, 1998, the FCC granted the Partnership's request for reduction of the penalty payment to $425,000. The reduction in the penalty of approximately $2,850,000 was credited to operations in 1998.

         The Partnership and its General Partner filed several actions in court to recover from the bidding agent the FCC assessments made in connection with the bidding error as well as other related expenses incurred. One of the actions filed resulted in the attachment by the Partnership of a $6.5 million escrow account deposited in the name of the bidding agent, Romulus Telecommunications, Inc. ("Romulus"), with a local bank, which would have been payable upon obtaining the PCS licenses.

         On November 16, 1998 (the "Effective Date"), the Partnership, SuperTel, Romulus and other parties signed a Settlement Agreement (the "Settlement Agreement"). The Settlement Agreement seeks to resolve certain legal actions, claims and controversies among the parties. On January 11, 1999, the FCC approved the Settlement Agreement which provides, among other things, for the following:

         1. At closing date, Romulus and all other appropriate parties shall cause to pay the Partnership from the escrow trust account maintained in Romulus' name the amount of $1,500,000.

CLEARCOMM, L.P.
(a development stage enterprise)
Notes to Consolidated Financial Statements - (Continued)
December 31, 1998 and 1997
--------------------------------------------------------------------------------

         2. SuperTel will issue to the Breen Family Trust 19,600 shares of its voting Common Stock pursuant to the terms of certain warrant agreement.

         3. From the Effective Date, no additional shares of stock of SuperTell shall be issued except with the written consent of at least 60% of the voting securities of SuperTel.

         4. SuperTel shall not enter into any contract, whether written or oral, providing for the employment of any person or the engagement of any person as a consultant for an amount in excess of $100,000 per year, except that two such contracts may provide for payment up to $150,000 per year, without first obtaining a super majority consent; provided however that this limitation shall not apply to officers and employees of SuperTel as of September 1, 1998.

         5. In exchange for all the interests held in Unicome by the SDE Trust, the California Theological Charitable Trust and California Theological Charitable Trust, Inc. ("CTCT"), SuperTel shall issue to CTCT, 15,900 shares of non-voting Class A-1 common stock representing 15.9 percent equity interest in SuperTel. The stock will be non-voting, but will be equal in all other respects to the existing common stock of SuperTel.

         6. The parties and other signatories to the Settlement Agreement release each other from various claims and causes of action.

         On February 23, 1999, the Partnership collected the $1,500,000 from Romulus. This amount plus certain accounts payable to Romulus deemed settled have been recorded as a settlement credit in the accompanying statement of revenues and expenses for the year ended December 31, 1998.

4.       Partners' Capital

         At December 31, 1998, the limited partners' capital consisted of 2,826.1 units (consisting of 2,601.5 units and 1,123 one-fifth units) (1997 - 2,825.9 units, consisting of 2,601.5 units and 1,122 one-fifth units) distributed among approximately 1,600 limited partners.

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

CLEARCOMM, L.P.
(a development stage enterprise)
Notes to Consolidated Financial Statements - (Continued)
December 31, 1998 and 1997
--------------------------------------------------------------------------------


5.       Related Party Transactions

         In 1998, the Partnership incurred legal and consulting expenses paid to limited partners and members of the Board of Directors and shareholders of the General Partner amounting to approximately $1,428,000 (1997 - $8,291,000 including $6.5 million recognized as a result of obtaining the PCS licenses; 1996 - $745,000).

         The Partnership Agreement, as amended, provides for payment of a management fee to its General Partner, equal to the reasonable costs of operating the business of the Partnership, plus 10% of such aggregate amount, which fee shall be payable monthly, on the first day of each month during the year. Expenses reimbursed include, but are not limited to, compensation costs and expenses related to the officers, directors, and employees in the performance of their duties. In connection with this agreement, the General Partner billed approximately $360,000 in 1998 (1997 - $370,000; 1996 - $424,000) for these services.

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

         During the year ended December 31, 1998 approximately $670,000 of severance charges related to certain terminated employees were charged to operations. This amount is included in salaries and bonuses in the accompanying statement of revenues and expenses.

6.       Licenses and Long-Term Notes Payable

         On January 22, 1997, the Partnership was granted the PCS Block C licenses for $344,293,125. A down payment, or 10% of the bid amount, was deducted by the FCC from the deposit held.

         The remaining balance or $309,863,813 consisted of 10 year notes due to the FCC bearing interest at 6.5% and guaranteed by the licenses obtained. In accordance with industry practice, the Partnership recorded the licenses and the related debt at a net present value of $210,143,476. Based on the Partnership's estimates of borrowing costs for debt similar to that issued by the FCC, the Partnership used a 13% discount rate. At December 31, 1997, the notes payable to the FCC were presented net of a discount of approximately $93,007,000.

         The original payment term provided for paying only interest for the first six years starting in April 1997 and both interest and principal for the remaining four years starting in April 2003. In March 1997, the FCC suspended the deadline for commencing the payments. The Company accrued the interest on the notes.

         In September 1997, the FCC ended the suspension and established March 31, 1998 as the deadline to resume payments. The FCC also adopted certain options designed to assist Block C licensees in obtaining financing and building their systems. On March 24, 1998, the FCC issued a new order (the "March FCC Order") establishing new options and June 8, 1998 and July 31, 1998, as the dates for making an election on the options and the deadline to resume payments, respectively.

CLEARCOMM, L.P.
(a development stage enterprise)
Notes to Consolidated Financial Statements - (Continued)
December 31, 1998 and 1997
--------------------------------------------------------------------------------


         On June 8, 1998, the Partnership elected the following options:

         1. Returned eight licenses the Partnership held in the western states of the United States with an approximately undiscounted cost of $199,299,000 and the FCC forgave the undiscounted debt related to these licenses amounting to approximately $179,369,000. A credit of approximately $17,000,000 resulting from this election was used by the Partnership to prepay the debt of other licenses the Partnership held in the western states of the United States.

         2. Disaggregated and prepaid the remaining five licenses the Partnership held in the western states of the United States. As a result, the Partnership returned 15 MHz in Licenses with an approximately undiscounted cost of $15,453,000 and the FCC forgave fifty percent of the related undiscounted debt or $13,908,000. The outstanding undiscounted debt on the 15 MHz licenses retained of approximately $13,908,000 was prepaid with the credit received on the licenses returned in (1) above.

         3. Disaggregated the Puerto Rico licenses. As a result, the Partnership returned 15 MHz in licenses with an approximately undiscounted cost of $57,044,000 and the FCC forgave fifty percent of the related undiscounted debt or approximately $51,340,000. A credit of approximately $2,282,000 resulting from this election was applied by the FCC to the interest accrued.

              As result of the elections made by the Partnership, the FCC forfeited approximately $10,990,000 which has been charged to operations in 1998.

              The notes payable to the FCC are payable as follows:

              o   Quarterly interest payments of $834,268 through January 2003.

              o Quarterly principal and interest payments of $3,669,768 from April 2003 through January 2007.

              At December 31, 1998, future principal installments due on notes payable to the FCC are as follows:

                        Year                                       Amount

                        2003                                    $ 10,872,000
                        Thereafter                                40,467,555
                                                                ------------

                                                                  51,339,555
                           Less - Discount                       (14,212,570)
                           ----                                 ------------

                                                                $ 37,126,985
                                                                ============

CLEARCOMM, L.P.
(a development stage enterprise)
Notes to Consolidated Financial Statements - (Continued)
December 31, 1998 and 1997
--------------------------------------------------------------------------------


7.       Income Tax

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

         These expenses will be amortized over a period not exceeding 5 years. The taxable income for the partners is determined as follows:

                                                                  1998                1997              1996

         Net loss per books                                   $(11,428,678)       $(12,944,307)    $(9,074,847)
         Add - Operating expenses deferred until
             The Partnership begins operations                  11,752,910          13,439,921       9,141,614
                                                              ------------        ------------     -----------

         Taxable income                                       $    324,232        $    495,614     $    66,767
                                                              ============        ============     ===========


         Total operating expenses deferred through December 31, 1998 amounted to approximately $42.3 million. There are no other significant differences between taxable income for the partners and the net loss reported in the statement of revenues and expenses.

8.       Contingency

         In November 1996, certain limited partners of the Partnership filed a suit in the Circuit Court of the State of Oregon against the Partnership, the General Partner, certain of their officers, directors, employees and consultants. The suit alleges that defendants employed misstatements and omissions of fact in connection with the sale of limited partnership units of the Partnership and seeks the return of the investment of $25,000 per unit for approximately 22 units, plus interest and attorney fees. In August 1997 a suit brought by approximately 30 additional plaintiffs was filed. The two suits contain virtually identical allegations and were consolidated for all purposes.

         On April 1998, the Court entered an order dismissing both cases. In one pre-trial ruling, a judge dismissed plaintiffs' racketeering claims. Plaintiffs have filed a notice of appeal to the Oregon Court of Appeals. In addition, plaintiffs have filed a demand for arbitration with the American Arbitration Association ("AAA"). The AAA has ruled, over plaintiffs' objections, that the arbitration should proceed in Puerto Rico.

         The Partnership intends to resist vigorously plaintiffs' arbitration claims. The Partnership's insurance carrier has assumed responsibility for the expenses associated with these cases. Management believes, based on the opinion of legal counsel, that the final outcome of the above legal actions will not have a material adverse effect on the Partnership's financial statements.

CLEARCOMM, L.P.
(a development stage enterprise)
Notes to Consolidated Financial Statements - (Continued)
December 31, 1998 and 1997
--------------------------------------------------------------------------------


9.       Commitments

         The Partnership leases an office facility under a month by month lease agreement. Rent expense for the year ended December 31, 1998 was approximately $225,000 (1997 - $100,000, 1996 - $12,000).

10.      Supplementary Cash Flows Information

         Non-cash investing and financing activities during 1998 include the following:

         o Capitalization of interest paid with FCC disaggregation and bid withdrawal credits of approximately $3,335,000.

         o   Capitalization of interest not yet paid of approximately
             $1,191,000.

         o Forgiven FCC notes payable and accrued interest after disaggregation, prepayment and amnesty options elected for approximately $160,301,000 and $15,826,000, respectively.

         o Payment of FCC notes payable with FCC amnesty credit of approximately $13,908,000.

         During the year ended 1997, the Partnership acquired licenses with notes payable amounting to $210,143,476 and capitalized interest not yet paid of approximately $25,672,000.

SUPERTEL
COMMUNICATIONS CORP.
Report and Financial Statements
December 31, 1998 and 1997

                        Report of Independent Accountants


To the Board of Directors of
SuperTel Communications Corp.


In our opinion, the accompanying balance sheet and the related statements of revenues and expenses and deficit and of cash flows present fairly, in all material respects, the financial position of SuperTel Communications Corp. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP


San Juan, Puerto Rico
March 5, 1999


Stamp 1537594 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

SUPERTEL COMMUNICATIONS CORP.
Balance Sheet
December 31, 1998 and 1997
--------------------------------------------------------------------------------

                                                                  1998         1997
                                                                  ----         ----
                          Assets
Assets:
    Cash                                                       $   4,143    $     291
    Accounts receivable from affiliated company                  103,057      150,604
                                                               ---------    ---------
        Total assets                                           $ 107,200    $ 150,895
                                                               =========    =========

          Liabilities and Stockholders' Deficiency

Liabilities:
    Accounts payable to officers and directors                 $     369    $  71,619
    Accounts payable to affiliated company                        30,997       30,997
    Income tax payable                                             5,090        3,714
    Note payable to affiliate, including accrued
     interest of $17,749 (1997 - $10,749)                        117,749      110,749
                                                               ---------    ---------
        Total liabilities                                        154,205      217,079
                                                               =========    =========
    Contingencies (Note 9)
                                                               ---------    ---------

Stockholders' deficiency:
    Common stock, no par value, 100,000 shares authorized
     86,000 shares issued and outstanding                          1,000        1,000
    Accumulated deficit                                          (48,005)     (67,184)
                                                               ---------    ---------
        Total stockholders' deficiency                           (47,005)     (66,184)
                                                               ---------    ---------
Total liabilities and stockholders' deficiency                 $ 107,200    $ 150,895
                                                               =========    =========

   The accompanying notes are an integral part of these financial statements.

SUPERTEL COMMUNICATIONS CORP.
Statement of Revenues and Expenses and Deficit
For the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------

                                                   1998         1997
                                                   ----         ----
Revenues:
    Management fees                             $ 360,452    $ 369,643
                                                ---------    ---------

Expenses:
    Directors' fees                               278,680      284,000
    Salaries                                           --        4,167
    Travel expenses                                40,970       37,755
    Interest expense                                7,000        7,000
    Other general and administrative expenses       8,033       10,118
                                                ---------    ---------
        Total expenses                            334,683      343,040
                                                =========    =========

Income before income taxes                         25,769       26,603

Provision for income taxes                         (6,590)      (5,400)
                                                ---------    ---------

Net income                                         19,179       21,203

Deficit at beginning of period                    (67,184)     (88,387)
                                                ---------    ---------

Deficit at end of period                        $ (48,005)   $ (67,184)
                                                =========    =========

   The accompanying notes are an integral part of these financial statements.

SUPERTEL COMMUNICATIONS CORP.
Statement of Cash Flows
For the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------

                                                                                      1998        1997
                                                                                      ----        ----
Cash flows from operating activities:
    Net income                                                                     $ 19,179    $ 21,203
                                                                                   --------    --------
    Adjustments to reconcile net income to net cash provided (used) by operating activities:
      Decrease (increase) in accounts receivable
        from affiliated Company                                                      47,547     (48,650)
      (Decrease) increase in accounts payable                                       (64,250)     19,064
      Increase in income tax payable                                                  1,376         437
                                                                                   --------    --------
        Total adjustments                                                           (15,327)    (29,149)
                                                                                   ========    ========

Net cash provided (used) by operating activities and
      net increase (decrease) in cash                                                 3,852      (7,946)

Cash at beginning of period                                                             291       8,237
                                                                                   --------    --------

Cash at end of period                                                              $  4,143    $    291
                                                                                   ========    ========

   The accompanying notes are an integral part of these financial statements.

SUPERTEL COMMUNICATIONS CORP.
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

1.       Reporting Entity and Summary of Significant Accounting Policies

         Reporting Entity

         SuperTel Communication Corp. (the "Company" ) was organized on June 7, 1996 under the laws of Puerto Rico. It was created to serve as General Partner of ClearComm, L.P. (the "Partnership"), a development stage enterprise.

         Most of the Company's transactions are related to the administration of the Partnership, a limited partnership organized on February 14, 1995 under the laws of the State of Delaware, for which the Company serves as the general partner since June 18, 1996. On January 22, 1997, the Partnership was granted the PCS Block C licenses for Puerto Rico and certain western states of the United States. On March 3, 1999, the Partnership entered into a Joint Venture Agreement with Telefonica Larga Distancia Puerto Rico, Inc. ("TLD"). Among the most important provisions of this Joint Venture Agreement are the following:

         o The Partnership transfered all of its Puerto Rico Licenses, including its related FCC debt to NewComm Wireless Services, Inc. ("NewComm"), a newly organized company owned by the Partnership.
         o TLD contributed approximately $20 million dollar to NewComm by means of a secured convertible promissory note payable ("promissory note"). The promissory note is secured by a security agreement pursuant to which a security interest is imposed upon NewComm assets, a Partnerhip's guarantee and a pledge agreement.
         o Once certain regulatory and other requirements are met, TLD will own approximately 49.9% of NewComm equity. TLD has the option to buy an additional .2%, which would bring its ownership to 50.1%, subject to certain conditions.
         o Entered into certain management and technology transfer agreements.

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

         Cash Equivalents

         The Company considers highly liquid investments with maturity of three months or less, at the time of purchase, to be cash equivalents. No cash equivalents were held by the Company at December 31, 1998 and 1997.

SUPERTEL COMMUNICATIONS CORP.
Notes to Financial Statements -- (Continued)
December 31, 1998 and 1997
--------------------------------------------------------------------------------

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

2.       Investment Partnership

         Originally the Company acquired its investment in the Partnership for $100,000. Such investment is carried at equity and was written-down to zero in 1996. As of December 31, 1998, the Company's investment in the undistributed losses of the Partnership amounted to approximately $9,940,000 (1997 -$7,083,000).

3.       Related Party Transactions

         The partnership agreement with ClearComm, L. P., as amended, provides for payment of a management fee to its general partner, equal to the reasonable costs of operating the business of the Partnership, plus 10% of such aggregate amount, which fee shall be payable monthly, on the first day of each month during the year. Expenses reimbursed include, but are not limited to, compensation costs, and expenses related to officers, directors, and employees in the performance of their duties. During 1998, fees billed amounted to approximately $360,000 (1997 - $370,000).

         As explained in Note 6, during 1997 certain employees and consultants of the Partnership were granted shares of the Company's common stock.

         All other related party transactions are advances from/to affiliated companies made in the ordinary course of business.

4.       Note Payable

         Note payable consists of a nonrecourse promissory note due to an affiliate amounting to $100,000, bearing interest at 7%, and due on June 18, 2003.

5.       Income Tax

         Under the provisions of the Puerto Rico Tax law, the loss on the investment in partnership is not deductible until it is finally determined that the investment is worthless for tax purposes. No deferred tax asset has been recognized for this loss due to its uncertainty.

SUPERTEL COMMUNICATIONS CORP.
Notes to Financial Statements -- (Continued)
December 31, 1998 and 1997
--------------------------------------------------------------------------------

6.       Capital

         The Company is authorized to issue 1,000 shares of restricted non-voting preferred stock without par value. The preferred shares are divided into classes, from A to J with 100 shares each class and upon their issuance the Company has the option to redeem them at their issuance price plus accrued dividends. At December 31, 1998, none of the preferred shares had been issued.

         At December 31, 1998 and 1997 the Company has 19,600 warrants outstanding. Each warrant has the right to buy a share of the Company's restricted voting common stock at the nominal value of ten cents (See
         Note 8).

         On January 25, 1999, the Company's certificate of incorporation was amended to divide its 100,000 restricted voting common stock authorized shares into (i) 84,100 shares of restricted voting common stock (the "Common Stock") without par value and (ii) 15,900 shares of restricted non-voting shares without par value, designated Class A-1 shares (the "Class A-1 shares"). The Class A-1 shares shall be identical in all respects to the rights, restrictions and limitations of the Common Stock, except that the Class A-1 shares shall not vote on any matters which are submitted by shareholder vote.

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

7.       Supplemental Cash Flow Information

         During the year ended December 31, 1998, the Company paid income tax amounting to approximately $5,200 (1997 - $5,000).

         During the year ended December 31, 1997, the Company issued 5,600 shares of common stock at no cost.

8.       Bid Withdrawal Payment and Penalty

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

         On December 20, 1996, the FCC issued an order (the "Order") resolving the request for waiver of the related bid withdrawal payment for the license applicable to Round 11 of the Broad Band PCS Block C auction (Norfolk, Virginia) for which the FCC ordered the Partnership to pay a penalty of approximately $3,273,000. This Order also assessed a bid withdrawal payment of approximately $1,258,000 for license B332 (Omaha, Nebraska) for the Broad Band PCS Block C auction. In accordance with the Order, these amounts were deducted from the Partnership's deposit with the FCC. In addition to the December 20, 1996 Order, the FCC issued a Notice of Apparent Liability and Forfeiture dated January 22, 1997, finding the Partnership liable for $1,000,000 for

SUPERTEL COMMUNICATIONS CORP.
Notes to Financial Statements -- (Continued)
December 31, 1998 and 1997
--------------------------------------------------------------------------------

         misrepresentations made to the FCC Commission by its bidding agent. These amounts were charged to operations by the Partnership in 1996.

         On May 19, 1998, the Partnership filed a request with the FCC for further reduction in the penalty amount. On June 12, 1998, the FCC granted the Partnership's request for reduction of the penalty payment to $425,000. The reduction in the penalty of approximately $2,850,000 was credited to operations by the Partnership in 1998.

         The Partnership and its General Partner filed several actions in court to recover from the bidding agent the FCC assessments made in connection with the bidding error as well as other related expenses incurred. One of the actions filed resulted in the attachment by the Partnership of a $6.5 million escrow account deposited in the name of the bidding agent, Romulus Telecommunications, Inc. ("Romulus"), with a local bank which would have been payable upon obtaining the PCS licenses.

         On November 16, 1998 (the "Effective Date"), the Company, the Partnership, Romulus and other parties signed a Settlement Agreement (the "Settlement Agreement"). The Settlement Agreement seeks to resolve certain legal actions, claims and controversies among the parties. On January 11, 1999, the FCC approved the Settlement Agreement which provides, among other things, for the following:

         1. At closing date, Romulus and all other appropriate parties shall cause to pay to the Partnership, from the escrow trust account maintained in Romulus' name the amount of $1,500,000.

         2. The Company will issue to the Breen Family Trust 19,600 shares of its voting Common Stock pursuant to the terms of certain warrant agreement.

         3. From the Effective Date, no additional shares of stock of the Company shall be issued except with the written consent of at least 60% of the voting securities of the Company.

         4. The Company shall not enter into any contract, whether written or oral, providing for the employment of any person or the engagement of any person as a consultant for an amount in excess of $100,000 per year, except that two such contracts may provide for payment up to $150,000 per year, without first obtaining a super majority consent; provided however that this limitation shall not apply to officers and employees of the Company as of September 1, 1998.

         5. In exchange for all the interests held in Unicom by the SDE Trust, the California Theological Charitable Trust and California Theological Charitable Trust, Inc. ("CTCT"), the Company shall issue to CTCT, 15,900 shares of non-voting Class A-1 common stock, representing 15.9 percent equity interest in the Company. The stock will be non-voting, but will be equal in all other respects to the existing common stock of the Company.

         6. The parties and other signatories to the Settlement Agreement release each other from various claims and causes of action.

         On February 23, 1999, the Partnership collected the $1,500,000 from Romulus.

SUPERTEL COMMUNICATIONS CORP.
Notes to Financial Statements -- (Continued)
December 31, 1998 and 1997
--------------------------------------------------------------------------------

9.       Contingencies

         In November 1996, certain limited partners of the Partnership filed a suit in the Circuit Court of the State of Oregon against the Company, the Partnership and certain of their officers, directors, employees and consultants. The suit alleges that defendants employed misstatements and omissions of fact in connection with the sale of limited partnership units of the Partnership and seeks the return of the investment of $25,000 per unit for approximately 22 units, plus interest and attorney fees. In August 1997 a suit brought by approximately 30 additional plaintiffs was filed. The two suits contain virtually identical allegations and were consolidated for all purposes.

         On April 1998, the Court entered an order dismissing both cases. In one pre-trial ruling, a judge dismissed plaintiffs' racketeering claims. Plaintiffs have filed a notice of appeal to the Oregon Court of Appeals. In addition, plaintiffs have filed a demand for arbitration with the American Arbitration Association ("AAA"). The AAA has ruled, over plaintiffs' objections, that the arbitration should proceed in Puerto Rico.

         The Company intends to resist vigorously plaintiffs' arbitration claims. The Partnership's insurance carrier has assumed responsibility for the expenses associated with these cases. Management believes, based on the opinion of legal counsel, that the final outcome of the above legal actions will not have a material adverse effect on the Company's financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         SuperTel Communications Corp. was incorporated in Puerto Rico in June 1996 for the purpose of acting as the general partner of the Partnership (the "General Partner"). SuperTel was structured to ensure that the Partnership would receive the maximum benefits eligible to Entrepreneurs. The Partnership has one employee and is managed and controlled by the Board of Directors and executive officers of the General Partner.

Fred H. Martinez, Director and Chairman of the Board, age 54, has been chairman of the board of trustees of the University of Puerto Rico from 1993 to the present. During 1977 to 1979, Mr. Martinez was director of the Puerto Rico Income Tax Bureau, member of the Governor's Economic Advisory Council, chairman, Committee on Section 936, Government of Puerto Rico, assistant secretary of the treasury, Internal Revenue, PR Treasury Department (1978- 1979), president, Tax Committee, PR Chamber of Commerce (1978-1979). In 1993 he was chairman of the board of the Solid Wastes Management Authority, Government of PR. Mr. Martinez has extensive experience in contract negotiations, corporate and tax law, and in directing major institutions. He holds a B.S. in Economics from Villanova University (1967), an LL.B. (law) from the University of Puerto Rico (1971), and an LL.M (taxation) from Georgetown University (1972).

Javier O. Lamoso, President, age 34, has had extensive experience in the telecommunications industry and has been responsible for developing, negotiating and overseeing numerous strategic operational, economic and political aspects of the cellular telephone industry, including cell-site acquisition, environmental impacts, leasing contractual arrangements and inter-company relations with other operating telecommunications organizations, including interexchange carriers and local telephone companies. Until recently, Mr. Lamoso acted as counsel to the Puerto Rico Cable Operators Association in various matters which include the negotiation of rates and levies and the drafting of new legislation. From 1986 to 1987 Mr. Lamoso held a non-legal position in the corporate finance department of Simpson, Thacher & Bartlett, and was involved with the 1987 successful external debt restructuring of Chile. He holds a B.A. in Political Science/ Economics from Fordham University (1986), and a J.D. in law from the University of Puerto Rico (1990).

Richard Reiss, Director and Treasurer, age 51, has been president of his own business consulting firm since 1979, specializing in financial and management matters. Mr. Reiss has long experience in developing, structuring and managing corporate equity and debt placements, and in the overseeing and management of substantial businesses. Formerly Mr. Reiss was chief financial officer and chief operating officer of Bacardi Corporation. He has been a member of the Board of Directors of Banco Santander, Puerto Rico for 18 years. Since February 1996, Mr. Reiss has been a member of the Board of Directors of Pepsi Cola Puerto Rico Bottling Co., Inc Mr. Reiss is a certified public accountant and graduated magna cum laude from the University of Puerto Rico with B.B.A. in business administration.

Gary H. Arizala, Director, age 60, is an entrepreneur and successful businessman. Mr. Arizala has experience in the cellular telephone industry serving as chairman of United Cellular Associates from 1988 to the present and of Aikane Cellular from 1991 to the present. In these capacities he directed the executive committee activities to oversee the development of the ME-3 RSA cellular telephone system which was successfully acquired by Telephone & Data Systems in early 1994. In 1972 Mr. Arizala founded Alphabetland Preschool and Kindergarten, which he owns and operates. Alphabetland provides high-quality child care and preschool education services to 350 to 400 families annually through four child care centers located on Oahu, Hawaii, and employs approximately 60 people. From 1963 to 1971, Mr. Arizala was an assistant civil engineer with the State of California responsible for utilities relocation for the State Water Project. His duties included negotiating plans and agreements with Southern California Edison, Southern California Gas, the United State Forest Service among other major private and public agencies. He is on the Guardian Advisory Council of the National Federation of Independent Businesses Hawaii Chapter, and an active member of the Chamber of Commerce and Small Business Hawaii organizations. Mr. Arizala holds a B.S. in Civil Engineering from the University of Hawaii (1963).

Margaret W. Minnich, Director, age 44, has held management and supervisory positions in finance and accounting over a 15-year period in the non-profit, manufacturing and public accounting field. She has been a member of the board of several privately-held companies and a private foundation for over seven years. From 1992 to the present, she has worked for The California Wellness Foundation and since December 1997 is serving as Treasurer and Chief Financial, and is responsible for all financial reporting, accounting, budgeting and tax functions including investment performance and asset allocation review of a $750 million investment portfolio, and managing cash flow for an annual budget exceeding $45 million. From 1984 through 1990, Ms. Minnich held several key positions with MICOM Communications Corporation, including manager of financial planning where she directed all accounting and financial functions. From 1981 to 1984, Ms. Minnich was a senior accountant with Ernst & Young, Los Angeles, specializing in electronics, aerospace and heavy industry fields. Ms. Minnich is a member of the California Society of Certified Public Accountants, the Southern California Association for Philanthropy, and serves on the boards of The Wharton Foundation and The Wealden Company. She holds a B.A. in Philosophy from the University of Southern California (1978) and an MBA in accounting from USC (1981).

Lawrence Odell, Director and Secretary, age 50, is the co-managing partner of Puerto Rico's third largest law firm with substantial expertise in the fields of corporate finance, administrative law, securities and banking. He is a member of the Trial Lawyers Association of America, served as a member of the Inter-American Law Review from 1973 to 1974, and has written for that publication in the past. He holds a B.A. (1971) and a J.D. (1974) from the Inter-American University of Puerto Rico, and an LL.M. in labor law from New York University (1975). Mr. Odell has served in the capacity of secretary for several major corporations, including Buenos Aires Embotelladora, S.A. (BAESA).

James T. Perry, Director, age 66, is a successful entrepreneur and businessman with substantial experience in the real estate and retail foods industries. Since 1993, Mr. Perry has purchased and sold a two-way radio license, and has been involved in several wireless communication partnerships. From 1987 to 1993, he has been general partner of Telenode Rincon, the original owner and developer of the RSA cellular telephone system for PR-1, which was successfully acquired by Cellular Communications, Inc., as well as managing other cellular telephone and telecommunications holdings. From 1959 to 1975, Mr. Perry was the president and/or owner of several successful licensed real estate firms including United Realty Group, Milwaukee, the largest black-owned real estate firm in Wisconsin, and Perry and Sherard Realty, Milwaukee, which specialized in rehabilitating and selling between 75 to 100 properties per year utilizing a staff of approximately 30 people. From 1975 to 1992, Mr. Perry owned and operated a McDonald's franchise in Saint Louis, Missouri, and was responsible for all operations of this successful business. Mr. Perry served in the U.S. Army in Korea, and has taken extensive courses in the fields of general business and real estate. From 1988 to 1992 he was vice president of the Ronald McDonald Children's Charities, and from 1980 to 1984 he served as a member of the McDonald's Advertising Committee. His memberships include the board of directors of the Skinker DeBaliviere Business Association, Hamilton Community Schools, Saint Louis, and the admissions committee of the Milwaukee Board of Realtors. He is a past president of the Urban Brokers Association, and a director of the Multiple Listing Service.

         Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon review of Forms 3, 4 and 5 and any amendments thereto furnished to the Registrant pursuant to Rule 16a-3(e) of the Rules of the Securities and Exchange Commission, the Registrant is not aware of any failure of any officer or director of the General Partner or beneficial owner of more than ten percent of the Units to timely file with the Securities and Exchange Commission any Form 3, 4 or 5 relating to the Registrant for 1998.

ITEM 11.  EXECUTIVE COMPENSATION

         The Partnership is managed by the General Partner's Board of Directors and executive officers of the General Partner. The Partnership reimburses the General Partner for all reasonable expenses incurred by it in connection with managing the Partnership, including salaries and expenses of the General Partner's employees who manage the Partnership.

         The following Summary Compensation Table sets forth certain information concerning the cash and non-cash compensation earned by or awarded to the chief executive officer of the Partnership's General Partner and the other most highly compensated executive officers who earned more than $100,000 in 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                                Long-Term
                                                                                              Compensation
                                                       Annual Compensation                       Awards
                                       --------------------------------------------------     -------------
                                                                                                Securities
                                       Fiscal                               Other Annual        Underlying          All Other
      Name & Principal Position         Year    Salary($)   Bonus($)     Compensation ($)     Options/SAR's    Compensations ($)
---------------------------------      ------   ---------   --------     ----------------     -------------    -----------------
Javier Lamoso, President and           1998     $ 85,100    $      0       $ 25,000(1)                0           $112,900(2)
  Director                             1997     $125,000    $      0       $ 25,000(1)                0           $ 25,000(2)
                                       1996     $125,000    $ 41,250       $ 25,000(1)                0           $      0

John Duffy, Executive Vice             1998     $153,206    $      0       $      0                   0           $300,000(5)
  President, External Affairs(4)       1997     $150,000    $      0       $      0                   0           $      0
                                       1996     $125,000    $112,250       $      0                   0           $      0

Tyrone Brown, Senior Vice              1998     $      0    $      0       $221,066                   0           $      0
  President, Regulatory (6)

(1)  Consists of director's fee in the amount of $25,000 per year.
(2) Consists of $70,000 pursuant to the termination of his employment agreement, $15,000 car allowance, and $27,900 other compensation in lieu of salary.
(3)  Consists of car allowance and other compensation.
(4) In November 1998, Mr. Duffy resigned as Executive Vice President, External Affairs.
(5) Pursuant to the termination of his employment agreement, Mr. Duffy was paid $300,000.
(6) On December 31, 1998, Mr. Brown's contract as Senior Vice President, Regulatory expired.

         Directors receive an annual fee of $25,000 each, other than the Chairman of the Board, Mr. Martinez, who received an annual fee of $100,000 for 1998 and Mr. Odell, who receives an annual fee of $35,000. Effective the second quarter of 1999, the director fees, including those for Mr. Martinez and Mr. Odell are reduced by half. Directors are reimbursed for their reasonable expenses in attending board meetings.

         Mr. Daniel Parks resigned his position as General Counsel and director on March 1, 1999. Pursuant to the termination of his employment agreement, Mr. Parks will be paid $75,000.

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

         The following table sets forth, as of March 30, 1999, information with respect to beneficial ownership of the Partnership's Units by: (i) all persons known to the General Partner to be the beneficial owner of 5.0% or more thereof;
(ii)
each Director of the General Partner; (iii) each of the executive officers of the General Partner; and (iv) all executive officers and Directors as a group of the General Partner. All persons listed have sole voting and investment power with respect to their Units unless otherwise indicated.

Name of Beneficial Owner                          Units Beneficially Owned              Percentage Ownership
------------------------                          ------------------------              --------------------
Fred H. Martinez(1)                                         1.4                                   *
Richard Reiss(2)                                            1.2                                   *
Javier O. Lamoso(3)                                          0                                    *
Gary H. Arizala(4)                                          2.4                                   *
Margaret W. Minnich(5)                                       0                                    *
James T. Perry(6)                                           2.4                                   *
Lawrence Odell(7)                                           1.4                                   *
All executive officers and directors of the
General Partner as a group (7 persons)                      7.4                                   *

--------------
* Less than 1.0%.

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

(4)  Mr. Arizala is a Director.

(5) Ms. Minnich is a Director. The Table does not include 12 Units held by The Wealden Company, of which Ms. Minnich is a director and vice president, and 4.0 Units held by J.B. Wharton, Jr. Residual Trust, of which Ms. Minnich is co-trustee and a contingent beneficiary.

(6)  Mr. Perry is a Director.

(7) Mr. Odell is a Director and Secretary of the General Partner. Mr. Martinez and Mr. Odell are trustees of Martinez Odell & Calabria Pension Fund, which owns the Units reflected in the table.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

General Partnership Interest

         SuperTel contributed $100,000, which entitled it to receive 100% of the Partnership's general partner interest. The general partner interest entitles the General Partner to 25% of the equity of the Partnership. See "Item 5."

Management Fee

         The Partnership Agreement provides that the General Partner is entitled to reimbursement for all reasonable operating expenses, plus 10% of such amount. The management fee is paid on a monthly basis. The total management fee for 1998 was $360,452.

Other Relationships and Transactions

         Mr. Martinez and Mr. Odell are partners of Martinez, Odell & Calabria, a law firm which provides legal services to the General Partner and the Partnership.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

         (1) Financial Statements (See Item 8 hereof)

         ClearComm, L.P.
         ---------------

         Report of Independent Accountants

         Consolidated Statements of Assets, Liabilities and Partners' Capital as of December 31, 1997 and 1998

         Consolidated Statement of Revenues and Expenses for years ended December 31, 1996, 1997 and 1998 and period from inception to December 31, 1998

         Consolidated Statement of Cash Flows for years ended December 31, 1996 1997 and 1998 and period from inception to December 31, 1998

         Consolidated Statement of Changes in Partners' Capital Accounts from inception to December 31, 1998

         Notes to Consolidated Financial Statements

         SuperTel Communications Corp.
         -----------------------------

         Report of Independent Accountants

         Balance Sheet for December 31, 1997 and 1998

         Statement of Revenues and Expenses and deficit for the years ended December 31, 1997 and 1998

         Statement of Cash Flows for the years ended December 31, 1997 and 1998

         Notes to Financial Statements

         (2) Financial Statement Schedules

         (3) Exhibits

Exhibit Number
--------------

      3.1 Agreement of Limited Partnership (Exhibit 3.1 of the Registrant's Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

     10.1 Form of Services Agreement between PCS 2000, L.P. and Romulus Telecommunications, Inc. (Exhibit 10.1 of the Registrant's Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

     10.2 Asset Purchase Agreement, dated as of June 18, 1996, by an between SuperTel Communications Corp. and Unicom Corporation (Exhibit 10.2 of the Registrant's Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

     10.3 Joint Venture Agreement, dated as of February 4, 1999, by and between Telefonica Larga Distancia de Puerto Rico, Inc. and ClearComm, L.P.

     21           Subsidiaries of Registrant

     27           Financial Data Schedule

         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of fiscal
1998.

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

                                             ClearComm, L.P.

                                             By: SuperTel Communications Corp.
                                                 General Partner


                                             By: /s/ Javier Lamoso
                                                 ------------------------------
                                                 Name:  Javier Lamoso
                                                 Title: President


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

                                         Capacity in
       Signature                         Which Signed                      Date
       ---------                         ------------                      ----
/s/ Fred H. Martinez          Director and Chairman of the Board      March 31, 1999
-----------------------
Fred H. Martinez

/s/ Javier O. Lamoso          Director and President                  March 31, 1999
-----------------------
Javier O. Lamoso

/s/ Richard Reiss             Director and Treasurer                  March 31, 1999
-----------------
Richard Reiss

/s/ Gary H. Arizala           Director                                March 31, 1999
-----------------------
Gary H. Arizala

/s/ Margaret W. Minnich       Director                                March 31, 1999
-----------------------
Margaret W. Minnich

/s/ Lawrence Odell            Director                                March 31, 1999
-----------------------
Lawrence Odell

/s/ James T. Perry            Director                                March 31, 1999
-----------------------
James T. Perry

EXHIBIT INDEX

Exhibit
Number                          Description
-------                         -----------
 3.1 Agreement of Limited Partnership (Exhibit 3.1 of the Registrant's Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

10.1 Form of Services Agreement between PCS 2000, L.P. and Romulus Telecommunications, Inc. (Exhibit 10.1 of the Registrant's Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

10.2 Asset Purchase Agreement, dated as of June 18, 1996, by and between SuperTel Communications Corp. and Unicom Corporation (Exhibit 10.2 of the Registrant's Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

10.3 Joint Venture Agreement, dated as of February 4, 1999, by and between Telefonica Larga Distancia de Puerto Rico, Inc. and ClearComm, L.P.

21                Subsidiaries of Registrant

27                Financial Data Schedule