Form 10-Q
period 1999-03-31
CLEARCOMM L P
filed 1999-05-17
CIK 1013267

===============================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-28362



                                 ClearComm, L.P.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                       66-0514434
      ------------------------------                       -------------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)


     221 Ponce de Leon Avenue Suite 1407                  00917-1814
     San Juan, Puerto Rico                                ----------
     ----------------------------------------             (Zip Code)
     (Address of principal executive offices)

       Registrant's telephone number, including area code: (787) 756-0840

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
 Yes    X    No
     -----      -----

===============================================================================

                                 ClearComm, L.P.


                                      INDEX


                                                                                                         Page No.
                                                                                                         -------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statement of Assets, Liabilities and Partners' Capital as of March 31, 1999
         (unaudited) and December 31, 1998..................................................................  3
         Consolidated Statement of Revenues and Expenses For the three months March 31, 1999 and 1998 and period from January 24, 1995 (inception) to March 31, 1999 (unaudited).............................  4
         Consolidated Statement of Cash Flows for the three Months ended March 31, 1999 and 1998 and period from January 24, 1995 (inception) to March 31, 1999 (unaudited)....................................  5
         Consolidated Statement of Changes in Partners' Capital Accounts from inception on January 24, 1995 through March 31, 1999 (unaudited).................................................................  6
         Notes to the Interim Consolidated Financial Statements.............................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............  8

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................................. 11

Item 6.  Exhibits and Reports on Form 8-K................................................................... 11

Signatures.................................................................................................. 12

Exhibit Index............................................................................................... 13

                                 ClearComm, L.P.
                        (a development stage enterprise)
                  CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES
                              AND PARTNERS' CAPITAL


                                                                                  March 31,            December 31,
                                                                                    1999                   1998
                                                                                    ----                   ----
                                                                                 Unaudited
                                                     ASSETS

Current assets:
  Cash and cash equivalents                                                       $24,453,705           $ 4,246,412
  Accounts receivable                                                                 101,135             1,633,024
  Prepaid expenses                                                                     68,728               125,388
                                                                                  -----------            ----------
    Total current assets                                                           24,623,568             6,004,824
                                                                                  -----------            ----------
Licenses, including capitalized interest of $10,481,000
  (1998 $8,782,000)                                                                66,455,761            64,757,512
Equipment, net                                                                          3,967                18,495
                                                                                  -----------           -----------
    Total assets                                                                  $91,083,296           $70,780,831
                                                                                  ===========           ===========

                                         LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable and accrued liabilities                                        $   849,495           $   352,670
  Accounts payable for legal fees, including
    $55,488 (1998 - $68,460) to related parties                                       339,194               633,021
  Accounts payable to related parties                                                  51,285               412,540
  Accrued interest                                                                    841,262               919,450
                                                                                  -----------           -----------
    Total current liabilities                                                       2,081,236             2,317,681
                                                                                  -----------           -----------
Long term liabilities:
  Notes payable - FCC                                                              37,424,285            37,126,985
  Secured convertible promissory note payable                                      19,960,000
  Accrued interest - FCC notes                                                      1,335,909               423,363
                                                                                  -----------           -----------
    Total long term liabilities                                                    58,720,194            37,550,348
                                                                                  -----------           -----------
Partners' Capital:
  Limited partners' capital 2,826.1 units, issued and outstanding                  70,975,000            70,975,000
  General partner's capital                                                           100,000               100,000
  Undistributed losses accumulated during development stage                       (40,793,134)          (40,162,198)
                                                                                  -----------           -----------
    Total partners' capital                                                        30,281,866            30,912,802
                                                                                  -----------           -----------
    Total liabilities and partners' capital                                       $91,083,296           $70,780,831
                                                                                  ===========           ===========

     The accompanying notes are integral part of these financial statements.

                                ClearComm, L.P.
                        (a development stage enterprise)
                CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES
                                  (UNAUDITED)

                                                                                              January 24,1995
                                                            Three Months Ended                (inception) to
                                                                  March 31,                      March 31,
                                                                  ---------                      ---------
                                                              1999               1998               1999
                                                              ----               ----               ----

Revenues:

  Interest income                                          $ 127,579           $  107,770        $ 2,483,291
                                                          ----------          -----------       ------------

Expenses:

  Consulting and legal services
    rendered by Related parties                              109,429              235,562         16,659,818
  Settlement credit on legal disputes
    with related parties                                                                          (2,090,876)
  Management fee to General Partner                           71,500               81,054          1,739,217
  Manangement Fee TLD                                         75,000                                  75,000
  Other legal fees                                           195,585              359,498          5,227,934
  Consulting services                                         28,452              278,502          2,672,445
  Insurance                                                   31,721               32,500            457,969
  Travel                                                      22,406              131,127          1,171,038
  Salaries and bonuses                                        27,116              331,494          2,089,549
  Interest expense                                           104,790                                 104,790
  Other administrative expenses                               92,516              148,789          1,496,798
  Bid withdrawals and forfeiture
    imposed by the FCC                                                                             2,682,771
  License cost forfeiture after dissagregation,
    prepayment and amnesty options offered
    by the FCC                                                                                    10,989,972
                                                          ----------          -----------       ------------
  Total expenses                                             758,515            1,598,526         43,276,425
                                                          ----------          -----------       ------------
    Net loss                                               ($630,936)         ($1,490,756)      ($40,793,134)
                                                          ==========          ===========       ============

Net loss attributable to general partner                    (157,734)            (372,689)
                                                          ----------          -----------
Net loss attributable to limited partners                   (473,202)          (1,118,067)
                                                          ----------          -----------
Net loss per limited partner unit                           ($167.44)            ($395.65)
                                                          ==========          ===========
Weighted average number of Limited Partnership
  units outstanding during the period                        2,826.1              2,825.9
                                                          ==========          ===========

     The accompanying notes are integral part of these financial statements.

                                ClearComm, L.P.
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED

                                                                                                                January 24, 1995
                                                                               Three Months Ended                (inception) to
                                                                                     March 31,                      March 31,
                                                                                     ---------                      ---------
                                                                                1999            1998                  1999
                                                                                ----            ----                  ----

Cash flows from operating activities
Net loss                                                                       ($630,936)    ($1,490,756)         $40,793,134)
                                                                            ------------    ------------          -----------
Adjustments to reconcile the net loss for the period to net
  cash provided (used) by operating activities:
    Depreciation                                                                  18,584          11,580              116,400
    License cost forfeiture after dissagregation,
      prepayment and amnesty options offered                                                                       10,989,972
    (Increase) decrease in accounts receivable                                 1,531,889                             (101,135)
    (Increase) decrease in prepaid expenses                                       56,660          36,027              (68,728)
    Increase (decrease) in accounts payable and
      accrued liabilities                                                        496,825        (233,533)             849,495
    (Decrease) increase in accounts payable:
      General Partner                                                           (361,255)        (68,946)              51,285
      Legal fees                                                                (293,827)        208,882              339,194
                                                                             -----------     -----------          -----------
  Total adjustments                                                            1,448,876         (45,990)          12,176,483
                                                                             -----------     -----------          -----------
    Net cash provided (used) by operating activities                             817,940      (1,536,746)         (28,616,651)
                                                                             -----------     -----------          -----------
Cash flows from investing activities:
  FCC auction deposit (paid)                                                                                      (38,960,457)
  Bid withdrawal payment                                                                                            1,682,771
  Equipment                                                                       (3,967)        (34,338)            (120,278)
                                                                             -----------     -----------          -----------
    Net cash provided (used) by investing activities                              (3,967)        (34,338)         (37,397,964)
                                                                             -----------     -----------          -----------

Cash flows from financing activities:
  Capital investment by partners                                                                                   71,150,000
  Capital repurchased from partner                                                                                    (75,000)
  Proceed from secured convertible promissory note                            19,960,000                           19,960,000
  Interest installment paid to the FCC                                          (566,680)                            (566,680)
                                                                            ------------   -------------        -------------
    Net cash provided (used) by financing activities                          19,393,320                           90,468,320
                                                                            ------------   -------------        -------------
    Net increase (decrease) in cash and cash equivalents                     $20,207,293     ($1,571,084)         $24,453,705

Cash and cash equivalents at:
  beginning of the period                                                      4,246,412       9,761,729
                                                                            ------------     -----------       --------------
  end of the period                                                          $24,453,705      $8,190,645          $24,453,705
                                                                            ============     ===========       ==============
Supplemental cash flow disclosure:
  Capitalization of interest not paid                                           $297,300      $1,794,000

     The accompanying notes are integral part of these financial statements.

                                 ClearComm, L.P.
                                 ---------------
                        (a development stage enterprise)
         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
         ---------------------------------------------------------------
                                   (Unaudited)
                                   -----------

    FOR THE PERIOD FROM INCEPTION ON JANUARY 24, 1995 THROUGH March 31, 1999
    ------------------------------------------------------------------------


                                                                  Limited Partners          General
                                                  Units                Amount               Partner                Total
                                                  -----                ------               -------                -----
Capital invested                                2,604.5             $65,112,500              $100,000          $65,212,500

1995 share of undistributed losses                                   (5,035,774)           (1,678,592)          (6,714,366)
                                                -------             -----------          ------------          -----------

Capital account balance (deficit) at
    December 31, 1995                           2,604.5              60,076,726            (1,578,592)          58,498,134

Repurchase of Limited Partners units               (3.0)                (75,000)                                   (75,000)

Capital invested in 1996                          118.1               2,952,500                                  2,952,500

1996 share of undistributed losses                                   (6,806,135)           (2,268,712)          (9,074,847)
                                                -------             -----------          ------------          -----------

Capital account balance (deficit) at
    December 31, 1996                           2,719.6              56,148,091            (3,847,304)          52,300,787

Capital invested in 1997                          106.3               2,979,000                                  2,979,000

1997 share of undistributed losses                                   (9,708,230)           (3,236,077)         (12,944,307)
                                                -------             -----------          ------------          -----------

Capital account balance (deficit) at
    December 31, 1997                           2,825.9              49,418,861            (7,083,381)          42,335,480

Capital invested in 1998                            0.2                   6,000                                      6,000

1998 share of undistributed losses                                   (8,571,509)           (2,857,169)         (11,428,678)
                                                -------             -----------          ------------          -----------

Capital account balance (deficit) at
    December 31, 1998

                                                2,826.1              40,853,352            (9,940,550)          30,912,802

First quarter 1999 share
of undistributed losses                                                (473,202)             (157,734)            (630,936)
                                                -------             -----------          ------------          -----------

Capital account balance (deficit) at
    March 31, 1999                              2,826.1             $40,380,150          ($10,098,284)         $30,281,866
                                                =======             ===========          ============          ===========


     The accompanying notes are integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Additional information regarding the financial statements can be found in the Notes to Consolidated Financial Statements for the year ended December 31, 1998 included in the 1998 Form 10-K.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the financial condition as of March 31, 1999 and December 31, 1998 of ClearComm, L.P. (the "Partnership"), and the results of operations and changes in its cash flows for the three months periods ended March 31, 1999 and 1998 and from January 24, 1995 (inception) to March 31, 1999.

2.       NET LOSS PER LIMITED PARTNERSHIP UNIT

         Net loss per limited partnership unit is computed by dividing net loss for the period by the weighted-average number of limited partnership units outstanding during the period.

3.       NOTE PAYABLE TELEFONICA LARGA DISTANCIA DE PUERTO RICO, INC.

         On March 3, 1999, a newly created wholly owned subsidiary of the Partnership, NewComm Wireless Services, Inc. ("NewComm"), as part of the agreement with Telefonica Larga Distancia de Puerto Rico, Inc. ("TLD"), borrowed $19,960,000 from TLD in exchange for a Secured Convertible Promissory Note (the "Note") in the amount of $19,960,000. The Note bears interest at the floating rate of the 90 days London Interbank Offer Rate (LIBOR) plus 1-1/2%. The Note is convertible into 49.9% of NewComm's equity. Because of restrictions on the PCS licenses, the Note cannot be converted until the Federal Communications Commission authorizes TLD to hold more than a 25% equity interest in NewComm.

         The Partnership has the option to buy out TLD in the last year before the restrictions on the Puerto Rico licenses lapse at an amount equal to the higher of 50% of the principal plus accrued interest on the Note or 125% of the fair market value of NewComm's shares.

4.       INFRASTRUCTURE CONSTRUCTION CONTRACT

         As part of the Joint Venture Agreement dated, February 4, 1999, between NewComm and TLD, NewComm executed a Technology Transfer Agreement with Telefonica Internacional, S.A. ("TISA"). On behalf of NewComm, TISA conducted a request for proposal ("RFP") proceeding inviting recognized PCS equipment suppliers to submit their proposals for a turnkey project for the deployment of the Puerto Rico NewComm network. In evaluating the proposals, the quality, warranties, capacity, cost, terms, engineering support considerations committed by the equipment vendor were considered. The best alternative selected is a network that will utilize Code Division Multiple Access (CDMA) protocol and it is expected that the total cost will approximate $85 million. The final contract is expected to be signed during the second quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         ClearComm, L.P. (the "Partnership") was formed in January 1995 and is managed by its General Partner, SuperTel Communications Corp. The Partnership was organized to acquire, own and operate personal communication services PCS licenses in frequency Block C and to take advantage of the benefits that the Federal Communications Commission (the "FCC") has set aside for Entrepreneurs. The Partnership's income to date has consisted of interest earnings only, as the Partnership was awarded the Licenses on January 22, 1997 and has not yet established operations. The Partnership formed a wholly owned subsidiary NewComm Wireless Services Inc. ("NewComm") on January 29, 1999. On February 4, 1999 the Partnership and NewComm entered into an agreement with Telefonica Larga Distancia de Puerto Rico, Inc, ("TLD"), whereby the Partnership contributed its two Puerto Rico PCS licenses to NewComm and TLD provided NewComm a $19,960,000 loan to develop the Puerto Rico licenses. TLD's loan is pursuant to a secured convertible promissory note (the "Note") which is a convertible into 49.9% of NewComm's equity. The Note cannot be converted until the FCC authorizes TLD to hold more than a 25% equity interest in NewComm. TLD also received an option (the "Option") to buy an additional 0.2%, which would bring its ownership to 50.1%, subject to a third-party valuation and FCC approval. The Option cannot be exercised prior to January 22, 2002, unless the ownership restrictions on the Puerto Rico licenses are eliminated by the FCC. NewComm, however, has the option to buyout TLD in the last year before the restrictions on the Puerto Rico licenses lapse.

Results of Operations

QUARTER ENDED MARCH 31, 1999 COMPARED WITH QUARTER ENDED MARCH 31, 1998

Revenues

         Partnership's sole source of revenue for the quarter ended March 31, 1999 continued to be interest income. Interest income for this quarter was $127,579. In the first quarter of 1998, the Partnership had interest earnings of $107,770. The increase in interest income during 1999 is attributable to NewComm's investment of the cash contributed by TLD.

Expenses

         Expenses for the quarter ended March 31, 1999 totaled $758,515 compared to $1,598,526 for the same period in 1998. The Partnership's expenses in the first quarter of 1999 included $246,000 of NewComm expenses which included $104,790 for interest expense due on the Note and a $75,000 management fee paid to TLD. Expenses incurred during the first quarter of 1998 included legal fees incurred in the Oregon litigation and proceedings before the FCC.

Liquidity and Capital Resources

         As of March 31, 1999, the Partnership had cash and cash equivalents amounting to $24,453,705 of which $19,365,000 related to NewComm's assets. In addition, the Partnership collected, during the first quarter of 1999, $1,500,000 from a settlement reached with its bidding agent. This amount was recorded as a receivable as of December 31, 1998.

         On March 3, 1999 TLD funded the Partnership's wholly owned subsidiary NewComm with $19,960,000 in exchange for the Note.

         In addition, the Partnership owes the United States federal government approximately $51,339,555 (undiscounted) plus accrued interest at 6.5% of $2,177,171 in connection with the acquisition of its PCS licenses. As of March 31, 1999, the notes payable to the FCC are presented net of a discount of approximately $13,915,000.

         As a result of the restructuring of its FCC debt, effective June of 1998, the Partnership has no outstanding debt on its C Block Licenses of 15 MHz of bandwidth covering an approximate population of 1.6 million people in Eureka, Redding, Merced, Modesto and Versalia, all within the state of California. Major C Block licensee holders surrounding these licenses are currently under bankruptcy court proceedings. A re-auction of D, E, F, and dissagregated C Block licenses concluded on April 16, 1999. The Partnership is actively pursuing alliances and possible funding mechanisms to develop these licenses.

YEAR 2000 DISCLOSURE

         The Partnership is aware of the Year 2000 ("Y2K") problem, which is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19." As a result, the year 2000 would be stored at "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems such as computer databases ("IT Systems"), and non-information technology systems, such as elevators ("Non-IT Systems") to produce incorrect data or cease operating completely.

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

         Since the Partnership does not yet have operations, total costs incurred to date specifically associated with becoming Y2K compliant have not been material. The total estimated specific costs of becoming Y2K complaint is not material.

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

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Partnership is subject to certain legal proceedings and an FCC proceeding which were described in the Partnership's Form 10-K for the year ended December 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits

                  27.0 Financial Data Schedule

         (b) No reports of Form 8-K were filed by the Partnership during the quarter ended March 31, 1999.



ITEMS 2, 3, 4 and 5 are not applicable have been omitted.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ClearComm, L.P.



Date:  May 14, 1999                           By:  SuperTel Communications Corp.



Date:  May 14, 1999                           By:    /s/ Javier O. Lamoso
                                                     --------------------------
                                              Name:  Javier O. Lamoso
                                              Title: President