Form 10-Q
period 1999-06-30
CLEARCOMM L P
filed 1999-08-20
CIK 1013267

================================================================================
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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
         Yes   X            No
             -----             -----
================================================================================

                                 ClearComm, L.P.

                                      INDEX

                                                                                                         Page No.
                                                                                                         --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

       Consolidated Statement of Assets, Liabilities and Partners' Capital as of June 30, 1999
       (unaudited) and December 31, 1998..................................................................   3

       Consolidated Statement of Revenues and Expenses For the three month and six month period ended
       June 30, 1999 and 1998 and period from January 24, 1995 (inception) to June 30, 1999 (unaudited)...   4

       Consolidated Statement of Cash Flows for the Six Months ended June 30, 1999 and 1998 and
       period from January 24, 1995 (inception) to June 30, 1999 (unaudited)..............................   5

       Consolidated Statement of Changes in Partners' Capital Accounts from January 24, 1995 (inception)
       through June 30, 1999 (unaudited)..................................................................   6

       Notes to the Interim Consolidated Financial Statements.............................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............   8

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................  11

Item 6.  Exhibits and Reports on Form 8-K.................................................................  11

Signatures................................................................................................  12

Exhibit Index.............................................................................................  13

                                 ClearComm, L.P.
                        (a development stage enterprise)
                  CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES
                              AND PARTNERS' CAPITAL

                                                                   (unaudited)
                                                                     June 30,             December 31,
                                                                       1999                   1998
                                                                       ----                   ----
Current assets:
       Cash and cash equivalents                                  $  22,472,488           $   4,246,412
       Account Receivable                                               119,784           $   1,633,024
       Prepaid expenses                                                 219,326                 125,388
                                                                  -------------           -------------
           Total current assets                                      22,811,598               6,004,824
                                                                  -------------           -------------

Licenses, including capitalized interest
of $11,213,000 (1998 - $8,782,000)                                   67,007,216              64,757,512
Network under construction                                           18,516,220
Equipment, net                                                           73,387                  18,495
                                                                  -------------           -------------

           Total assets                                           $ 108,408,421           $  70,780,831
                                                                  =============           =============

                 LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
       Accounts payable and accrued liabilities                   $  19,477,976           $     352,670
       Accounts payable for legal fees, including
         $71,500  (1998 - $68,460) to related parties                   326,298                 633,021
       Account payables to related parties                              774,928                 412,540
       Accrued interest - FCC currently payable                       1,383,028                 919,450
                                                                  -------------           -------------

           Total current liabilities                                 21,962,230               2,317,681
                                                                  -------------           -------------

Long term liabilities
       Notes payable - FCC                                           37,718,055              37,126,985
       Secured convertible promissory note payable                   20,380,810
       Accrued interest - FCC notes                                                             423,363
                                                                  -------------           -------------

           Total long term liabilities                               58,098,865              37,550,348
                                                                  -------------           -------------

Limited partners' capital 2,826.1 units
(1998 - 2,826.1 units); issued and outstanding                       70,975,000              70,975,000
General partner's capital                                               100,000                 100,000
Undistributed losses accumulated during development
    stage                                                           (42,727,674)            (40,162,198)
                                                                  -------------           -------------
           Total partners' capital                                   28,347,326              30,912,802
                                                                  -------------           -------------

                 Total liabilities and partners' capital          $ 108,408,421           $  70,780,831
                                                                  =============           =============

     The accompanying notes are integral part of these financial statements.

                                 ClearComm, L.P.
                        (a development state enterprise)
                 CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES

                                   (Unaudited)

                                                                                                                  Cumulative from
                                                                                      Six Months Ended              inception
                                            Three Months Ended June 30,                  June 30,                  To June 30,
                                            ---------------------------                  --------                  -----------
                                               1999              1998              1999              1998              1999
                                               ----              ----              ----              ----              ----
Revenues:

Interest income                             $   274,157       $    89,077       $   401,736       $   196,847       $ 2,757,448
                                           ------------      ------------      ------------      ------------      ------------

Expenses:

Consulting and legal services rendered
by related parties                              158,037           123,960           267,466           359,522        16,817,855
Settlement credit on legal disputes
with related parties                                                                                                 (2,090,876)
General and administrative services
billed by the General Partner                    16,515           118,277            88,015           199,331         1,755,732
Management fee by TLD                           187,500                             262,500                             262,500
Other legal fees                                205,183           649,283           400,768         1,008,781         5,433,117
Miscellaneous consulting services                27,155            30,733            55,607           309,235         2,699,600
Insurance                                         1,675            31,720            33,396            64,220           459,644
Travel                                           46,040           134,816            68,446           265,943         1,217,078
Salaries and bonuses                            362,219           311,161           389,335           642,655         2,451,768
Other administrative expenses                 1,204,373           194,191         1,401,679           342,980         2,805,961
Bid withdrawal penalty (credit)
(Omaha, Nebraska) (Norfolk, Virginia)                          (2,848,374)                         (2,848,374)        2,682,771
Forfeiture impose by the FCC License
cost forfeited after disaggregation,
prepayment and amnesty options offered
by the FCC                                                     10,989,972                          10,989,972        10,989,972
                                           ------------      ------------      ------------      ------------      ------------
Total expenses                                2,208,697         9,735,739         2,967,212        11,334,265        45,485,122
                                           ------------      ------------      ------------      ------------      ------------

Net loss                                   ($ 1,934,540)     ($ 9,646,662)     ($ 2,565,476)     ($11,137,418)     ($42,727,674)
                                           ============      ============      ============      ============      ============

Net loss attributable to general
partner                                    ($   483,635)     ($ 2,411,666)     ($   641,369)     ($ 2,784,355)
                                           ============      ============      ============      ============
Net loss attributable to limited
partners                                   ($ 1,450,905)     ($ 7,234,996)     ($ 1,924,107)     ($ 8,353,064)
                                           ============      ============      ============      ============

Net loss per limited partner unit          ($    513.39)     ($  2,560.06)     ($    680.83)     ($  2,955.79)
                                           ============      ============      ============      ============

Weighted average number of Limited
Partnership units outstanding during
the period                                      2,826.1           2,826.1           2,826.1             2,826

   The accompanying notes are an integral part of these financial statements.

                                 ClearComm,L.P.
                        (a development stage enterprice)
                      Consolidated Statement of Cash Flows
                                    Unaudited

                                                                                           January 24,1995
                                                          Six Month Ended June 30,     (inception) to June 30,
                                                          ------------------------     -----------------------
                                                          1999                1998               1999
                                                          ----                ----               ----
Cash Flows from operating activities
Net loss                                              ($  2,565,476)     ($ 11,137,418)     ($ 42,727,674)
                                                      -------------      -------------      -------------
Adjustment to reconcile the net loss for the
period to net cash provided (used) by operating
activities:
Depreciation                                                 18,495             29,748            116,312
Bid withdrawal penalty credit                                               (2,848,374)
License cost forfeiture after dissagregation,
prepayment and amnesty options offered                                      10,989,972         10,989,972
(increase) decrease in account receivables                1,513,240                              (119,784)
(increase) decrease in deposits                                                (14,083)           (25,000)
(increase) decrease in prepaid expenses                     (93,938)            71,693           (194,327)
increase (decrease) in account payables
and accrued liabilities                                     609,086           (453,506)           961,756
(decrease) increase in account payables:
      Related parties                                       362,388            (56,669)           774,928
      Legal Fees                                           (306,723)           603,364            326,298
                                                      -------------      -------------      -------------
Total adjustments                                         2,102,548          8,319,145         12,830,155
                                                      -------------      -------------      -------------
Net Cash used by Operating Activities                 ($    462,928)     ($  2,818,273)     ($ 29,897,519)
                                                      -------------      -------------      -------------
Cash Flows from Investing Activities:
FCC auction deposit (paid)                                                                    (38,960,457)
Bid withdrawal payment                                                                          1,682,771
Equipment and other assets                                  (73,387)           (35,376)          (189,698)
                                                      -------------      -------------      -------------
Net Cash used by Investing Activities                 ($     73,387)     ($     35,376)     ($ 37,467,384)
                                                      -------------      -------------      -------------
Cash Flows from Financing Activities
Capital investment by partners                                                   6,000         71,150,000
Capital repurchased from partners                                                                 (75,000)
Proceed from secured convertible promissory note         19,960,000                            19,960,000
Interest installment paid to the FCC                     (1,197,609)                           (1,197,609)
                                                      -------------      -------------      -------------
Net Cash provided (used) by Financing Activities        (18,762,391)             6,000         89,837,391
                                                      -------------      -------------      -------------
Net increase (decrease) in Cash and Cash
Equivalents                                              18,226,076         (2,847,649)        22,472,488

Cash and Cash Equivalents at:
   beginning of the period                                4,246,412          9,761,729
                                                      -------------      -------------

   end of the period                                   $ 22,472,488       $  6,914,080       $ 22,472,488
                                                      =============      =============      =============
Supplemental Cash Flow disclosure:
Network under construction not yet paid                $ 18,516,220
Capitalization of interest not paid                    $    293,770       $  2,263,136
Forgiven accrued interest capitalized                                    ($ 17,159,699)
Acquisition (returned) licenses with notes payable
to the FCC                                                               ($174,828,005)

   The accompanying notes are an integral part of these financial statements.

                                 ClearComm L.P.
                        (a development stage enterprise)
         Consolidated Statement of Changes In Partners' Capital Accounts
                                    Unaudited

     For the Period from Inception on January 24, 1995 Through June 30, 1999

                                                             Limited
                                                             Partner's           General
                                                 Units       Amounts             Partner               Total
                                                 -----       -------             -------               -----
Capital Invested                                2,604.50   $ 65,112,500       $     100,000      $  65,212,500.00

1995 shares of undistributed losses                          (5,035,774)         (1,678,592)         6,714,366.00
                                                           ------------      --------------      ----------------

Capital account balance (deficit) at
   December 31, 1995                            2,604.50     60,076,726          (1,578,592)        58,498,134.00

Repurchase of Limited Partners units               (3.00)       (75,000)                               (75,000.00)

Capital Invested in 1996                          118.10      2,952,500                              2,952,000.00

1996 share of undistributed losses                           (6,806,135)         (2,268,712)        (9,074,847.00)
                                                           ------------      --------------      ----------------

Capital account balance (deficit) at            2,719.60     56,148,091          (3,847,304)        52,300,787.00
   December 31, 1996

Capital Invested in 1997                          106.30      2,979,000                              2,979,000.00

1997 share of undistributed losses                           (9,708,230)         (3,236,077)       (12,944,307.00)
                                                           ------------      --------------      ----------------

Capital account balance (deficit) at            2,825.90     49,418,861          (7,083,381)        42,335,480.00
   December 31, 1997

Capital Invested in 1998                            0.20          6,000                                  6,000.00

1998 share of undistributed losses                           (8,571,509)         (2,857,169)       (11,428,678.00)
                                                           ------------      --------------      ----------------
Capital account balance (deficit) at
   December 31, 1998                            2,826.10     40,853,352          (9,940,550)        30,912,802.00

First Quarter 1999 share of
   Undistributed losses                                        (473,202)           (157,734)          (630,936.00)
                                                           ------------      --------------      ----------------

Capital account balance (deficit) at
   March 31, 1999                               2,826.10     40,380,150         (10,098,284)        30,281,866.00

Second Quarter 1999 share of
   Undistributed losses                                      (1,450,905)           (483,635)        (1,934,540.00)
                                                           ------------      --------------      ----------------

Capital account balance (deficit) at
   June 30, 1999                                2,826.10   $ 38,929,245      ($  10,581,919)     $  28,347,326.00
                                                           ------------      --------------      ----------------

   The accompanying notes are an integral part of these financial statements.

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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the financial condition as of June 30, 1999 and December 31, 1998, and the results of operations and changes in its cash flows for the three months and the six months period ended June 30, 1999 and 1998 and from January 24, 1995 (inception) to June 30, 1999.

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

4.       INFRASTRUCTURE CONSTRUCTION CONTRACT

         As part of the Joint Venture Agreement dated, February 4, 1999, between NewComm and TLD, NewComm executed a Technology Transfer Agreement with Telefonica Internacional, S.A. (TISA). On behalf of NewComm, TISA conducted a request for proposal ("RFP") proceeding inviting recognized PCS equipment suppliers to submit their proposals for a turnkey project for the deployment of the Puerto Rico NewComm network. NewComm considered a variety of proposals in terms of quality, warranties, capacity, cost, terms, engineering support considerations and determined to award Lucent Technologies, Inc. ("Lucent") the contract. The contract was entered into in April 1999 and requires Lucent to build a network that will utilize Code Division Multiple Access (CDMA) protocol and it is expected that the total cost will approximate $85 million. At June 30, 1999, approximately $18.5 million has been billed by Lucent, which amount has been included in the accounts payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         The Partnership was formed in January 1995 and is managed by its General Partner, SuperTel Communications Corp. The Partnership was organized to acquire, own and operate personal communication services PCS licenses in frequency Block C and to take advantage of the benefits that the Federal Communications Commission (the "FCC") has set aside for Entrepreneurs. The Partnership owns two 15 MHz PCS licenses covering Puerto Rico (the "Puerto Rico Licenses") and five 15 MHz PCS licenses covering the California cities of Eureka, Redding, Modesto, Merced and Visalia (the "California Licenses").

         The Partnership's income to date has consisted of interest earnings only, as the Partnership was awarded its PCS licenses on January 22, 1997. The Partnership is in the process of testing its PCS network in Puerto Rico and expects to begin commercial operations in September 1999 when it begins to offer wireless services in Puerto Rico to the public. The Partnership established its Puerto Rico PCS network by forming a wholly owned subsidiary, NewComm Wireless Services Inc. ("NewComm") on January 29, 1999. On February 4, 1999 the Partnership and NewComm entered into an agreement with Telefonica Larga Distancia de Puerto Rico, Inc. ("TLD"), whereby the Partnership contributed its two Puerto Rico Licenses to NewComm and TLD provided NewComm a $19,960,000 loan to develop the Puerto Rico Licenses. TLD's loan is pursuant to a secured convertible promissory note (the "Note") which is a convertible into 49.9% of NewComm's equity. The Note however, cannot be converted until the FCC authorizes TLD to hold more than a 25% equity interest in NewComm. TLD also received an option (the "Option") to buy an additional 0.2%, which would bring its ownership to 50.1%, subject to a third-party valuation and FCC approval. The Option cannot be exercised prior to January 22, 2002, unless the ownership restrictions on the Puerto Rico licenses are eliminated by the FCC. NewComm, however, has the option to buyout TLD in the last year before the restrictions on the Puerto Rico licenses lapse.

         With respect to its California Licenses, which cover an approximately
1.6 million people in California, the Partnership is actively pursuing alliances and possible funding mechanisms to develop these licenses. Although no assurances can be made, the Partnership anticipates that it will negotiate acceptable agreements regarding these licenses so that it will be able to offer wireless services in the regions covered by these licenses.

Results of Operations

QUARTER ENDED JUNE 30, 1999 COMPARED WITH QUARTER ENDED JUNE 30, 1998

Revenues

         Partnership's sole source of revenue for the quarter ended June 30, 1999 continued to be interest income. Interest income for this quarter was $274,157. In the second quarter of 1998, the Partnership had interest earnings of $89,077. The increase in interest income during 1999 is attributable to NewComm's investment of the funds loaned by TLD to NewComm.

Expenses

         Expenses for the quarter ended June 30, 1999 totaled $2,208,697 compared to $9,735,739 for the same period in 1998. Expenses during the second quarter of 1998 included $10,989,972 related to the Partnership electing to disaggregate its PCS licenses by returning to the FCC 15 MHz of each license it retained and returning eight licenses in the Western United States. It also includes a bid withdrawal credit of $2,848,374. Expenses incurred during the second quarter of 1998 included legal fees incurred in the Oregon litigation and proceedings before the FCC. During the second quarter of 1999, the Partnership's expenses included $2,011,961 of NewComm expenses, which included $420,812 for interest expense due on the Secured Convertible Promissory Note and $262,500 of management fees to TLD.

Year-to Date Results Analysis

Revenues

         The Partnership's sole source of revenue for the six months ended June 30, 1999 continued to be interest income. Interest income for this period was $401,736 compared to $196,847 for the same period of 1998. The increase in interest income during 1999 is attributable to NewComm's investment of the loan proceeds received from TLD.

Expenses

         Expenses for the six months period ended June 30, 1999 amounted to $2,967,212 compared to $11,334,265 for the same period in 1998. As discussed above, the expenses in 1998 included a $10,989,972 cost associated with disaggregating and returning some of the Partnership's PCS licenses to the FCC.

Liquidity and Capital Resources

         As of June 30, 1999, the Partnership had cash and cash equivalents amounting to $22,472,488 of which $17,619,363 related to the loan proceeds NewComm received from TLD.

         In connection with the build out of the Partnership's Puerto Rico PCS network, NewComm has incurred a liability with Lucent Technologies (the entity which is building out the network) for the PCS network under construction in the amount of $18,516,220.

         In addition, the Partnership owes the United States federal government approximately $51,339,555 (undiscounted) plus accrued interest at 6.5% of $1,383,028 in connection with the acquisition of its PCS licenses. As of June 30, 1999, the notes payable to the FCC are presented net of a discount of approximately $13,621,500.

         As a result of the restructure of its FCC debt, effective June of 1998, the Partnership has no outstanding debt on its C Block Licenses of 15 MHz of bandwidth covering an approximate population of 1.6 million people in Eureka, Redding, Merced, Modesto and Visalia, all within the state of California. Major C Block licensee holders surrounding these licenses are currently under bankruptcy court proceedings. A re-auction of D, E, F, and dissagregated C Block licenses concluded on April 16, 1999. The Partnership is actively pursuing alliances and possible funding mechanisms to develop these licenses.

         The Partnership anticipates that earnings and cash distributions derived from its Puerto Rico network once it is fully operational, and, if necessary, additional capital calls from its investors, should provide it with the liquidity to meet its obligations. The Partnership also expects that once it is able to develop its California Licenses, it will have additional sources of revenues and profits.

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

         All of the equipment required to build out the Puerto Rico network will be purchased from third party vendors. The Partnership has required such suppliers to warrant that products sold or licensed to the Partnership are Y2K compliant.

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

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Partnership is subject to an arbitration proceeding which was described in the Partnership's Form 10-K for the year ended December 31, 1998 and in which there have been no material developments.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits

                  27.0    Financial Data Schedule

         (b) No reports of Form 8-K were filed by the Partnership during the quarter ended June 30, 1999.

ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ClearComm, L.P.


Date: August 20, 1999                        By: SuperTel Communications Corp.


Date: August 20, 1999                            By: /s/ Javier O. Lamoso
                                                 -------------------------------
                                                 Name:  Javier O. Lamoso
                                                 Title: President