Form 10-Q
period 1999-09-30
CLEARCOMM L P
filed 1999-11-19
CIK 1013267

================================================================================

                                    FORM 10-Q

(Mark One)
            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                         Commission file number 0-28362

                                 ClearComm, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           66-0514434
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

221 Ponce de Leon Avenue, Suite 1407                          00917-1814
San Juan, Puerto Rico                                         ----------
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

Item 1.  Financial Statements

         Consolidated Statement of Assets, Liabilities
         and Partners' Capital as of September 30, 1999
         (unaudited) and December 31, 1998.........................................3

         Consolidated Statement of Revenues and Expenses
         for the three and nine months period ended September 30, 1999 and 1998 and period from January 24, 1995 (inception) to
         September 30, 1999 (unaudited)............................................4

         Consolidated Statement of Cash Flows for the nine
         months period ended September 30, 1999 and 1998 and
         period from January 24, 1995 (inception) to
         September 30, 1999 (unaudited)............................................5

         Consolidated Statement of Changes in Partners' Capital
         Accounts from inception on January 24, 1995 through
         September 30, 1999 (unaudited)............................................6

         Notes to the Interim Consolidated Financial Statements....................7

Item 2.
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................................8

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings........................................................11

Item 6.  Exhibits and Reports on Form 8-K.........................................11

         Signatures...............................................................11

                                 ClearComm, L.P.
                        (a development stage enterprise)
                  CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES
                              AND PARTNERS' CAPITAL

                                                                    September 30,           December 31,
                                                                        1999                    1998
                                                                        ----                    ----
                                                                      Unaudited
                              ASSETS
 Current assets:
       Cash and cash equivalents                                    $  14,954,800           $   4,246,412
       Accounts receivable                                                323,916               1,633,024
       Inventory                                                        9,649,691
       Prepaid expenses                                                   277,717                 125,388
       Deposits                                                           194,634
                                                                    -------------           -------------
           Total current assets                                        25,400,758               6,004,824
                                                                    -------------           -------------

 Licenses, including capitalized interest
   of $12,178,000 (1998-$7,648,000)                                    68,448,708              64,757,512
Rented PCS phones                                                         292,980
Equipment, net                                                          2,300,069                  18,495
Network under construction                                             30,922,109
                                                                    -------------           -------------
                 Total assets                                       $ 127,364,624           $  70,780,831
                                                                    =============           =============

                 LIABILITIES AND PARTNERS' CAPITAL

  Current liabilities:
       Accounts payable and accrued liabilities                     $   3,141,369           $     352,670
       Accounts payable - Lucent Technologies                          40,292,273
       Accounts payable for legal fees                                    452,563                 633,021
       Accounts payable to related parties                                888,002                 412,540
       Accrued interest - FCC Notes                                     1,461,644                 919,450
                                                                    -------------           -------------
             Total current liabilities                                 46,235,851               2,317,681
                                                                    -------------           -------------

  Long term liabilities
       Notes payable - FCC                                             38,015,355              37,126,985
       Secured convertible promissory note payable                     20,743,143
       Accrued interest - FCC notes                                                               423,363
                                                                    -------------           -------------
              Total long term liabilities                              58,758,498              37,550,348
                                                                    -------------           -------------

 Limited partners' capital 2,826.1 units,
  issued and outstanding                                               70,975,000              70,975,000
 General partner's capital                                                100,000                 100,000
 Undistributed losses accumulated during development stage            (48,704,725)            (40,162,198)
                                                                    -------------           -------------
             Total partners' capital                                   22,370,275              30,912,802
                                                                    -------------           -------------
                 Total liabilities and partners' capital            $ 127,364,624           $  70,780,831
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

                                 ClearComm, L.P.
                        (a development stage enterprise)
                 CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES
                                  (Unaudited)

                                                                                                                    January 24, 1995
                                                         Three Months Ended                Nine Months Ended         (inception) to
                                                            September 30,                     September 30,           September 30,
                                                        1999             1998             1999             1998            1999
                                                        ----             ----             ----             ----            ----

  Revenues:

  Sales                                              $   387,171                       $   387,171                      $   387,171
  Cost of Sales                                         (597,937)                         (597,937)                        (597,937)
                                                    ------------                      ------------                     ------------
     Total loss                                         (210,766)                         (210,766)                        (210,766)
                                                    ============                      ============                     ============

  Expenses:

  Consulting and legal services
      rendered by related parties                         18,325     $    325,079          285,791     $    684,601      16,836,180
  Settlement credit on legal disputes
      with related parties                                                                                               (2,090,876)
  Management fee to General Partner                        3,485           82,724           91,500          282,055       1,759,217
  Manangement Fee TLD                                    187,500                           450,000                          450,000
  Other legal fees                                       241,878          561,380          642,646        1,570,161       5,674,995
  Consulting services                                     23,394          157,236           79,001          466,471       2,722,994
  Insurance                                               (1,675)          33,413           31,721           97,633         457,969
  Travel                                                 381,290           41,933          449,736          307,876       1,598,368
  Salaries and bonuses                                 1,201,441          158,874        1,590,776          801,529       3,653,209
  Other administrative expenses                        3,998,483          160,077        5,400,162          503,057       6,804,444
  Bid withdrawals and forfeiture
      imposed by the FCC                                                                                 (2,848,374)      2,682,771
  License cost forfeiture after dissagregation,
      prepayment and amnesty options offered
       by the FCC                                                                                        10,989,972      10,989,972
                                                    ------------     ------------     ------------     ------------    ------------
  Total expenses                                       6,054,121        1,520,716        9,021,333       12,854,981      51,539,243
                                                    ------------     ------------     ------------     ------------    ------------

  Other Income:
  Management Income                                                                         37,500
  Interest Income                                        287,836           74,230          652,072          271,077       3,045,284
                                                    ------------     ------------     ------------     ------------    ------------
     Total other income                                  287,836           74,230          689,572          271,077       3,045,284

  Net loss                                          ($ 5,977,051)    ($ 1,446,486)    ($ 8,542,527)    ($12,583,904)   ($48,704,725)
                                                    ============     ============     ============     ============    ============

  Net loss attributable to general partner          ($ 1,494,263)    ($   361,622)    ($ 2,135,632)    ($ 3,145,976)
                                                    ------------     ------------     ------------     ------------
  Net loss attributable to limited partners           (4,482,788)      (1,084,864)      (6,406,895)      (9,437,928)
                                                    ------------     ------------     ------------     ------------
  Net loss per limited partner unit                 ($  1,586.21)    ($    383.87)    ($  2,267.04)    ($  3,339.68)
                                                    ============     ============     ============     ============

  Weighted average number of Limited Partnership
    units outstanding during the period                  2,826.1          2,826.1          2,826.1            2,826
                                                    ============     ============     ============     ============

     The accompanying notes are integral part of these financial statements.

                                 ClearComm, L.P.
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                  January 24, 1995
                                                                              Nine Months Ended                    (inception) to
                                                                                September 30,                       September 30,
                                                                        1999                    1998                    1999
                                                                        ----                    ----                    ----
    Cash flows from operating activities
    Net loss                                                        ($  8,542,527)          ($ 12,583,904)          ($ 48,704,725)
                                                                    -------------           -------------           -------------

    Adjustments to reconcile the net loss for the
    period to net cash used by operating activities:
    Depreciation                                                           18,495                  47,941                 116,312
    License cost forfeiture after dissagregation,
        prepayment and amnesty options offered                                                 10,989,972              10,989,972
    Bid withdrawal penalty credit                                                              (2,848,374)
    (Increase) decrease in accounts receivable                          1,309,108                                        (323,916)
    (Income) decrease in inventory                                     (9,649,691)                                     (9,649,691)
    (Increase) decrease in deposits                                      (194,634)                (14,083)               (219,634)
    (Increase) decrease in prepaid expenses                              (152,329)                103,414                (252,718)
    Increase (decrease) in accounts payable and
        accrued liabilities                                            13,639,575                (357,199)             13,992,245
    (Decrease) increase in accounts payable to
        related parties                                                   475,462                 (48,944)                888,002
    (Decrease) increase in legal fees                                    (180,458)                374,858                 452,563
                                                                    -------------           -------------           -------------
    Total adjustments                                                   5,265,528               8,247,585              15,993,135
                                                                    -------------           -------------           -------------
          Net cash used by operating activities                        (3,276,999)             (4,336,319)            (32,711,590)
                                                                    -------------           -------------           -------------

    Cash flows from investing activities:
    Interest installment to the FCC                                    (3,381,564)                                     (3,381,564)
    FCC auction deposit paid                                                                                          (38,960,457)
    Bid withdrawal credit                                                                                               1,682,771
    (Increase) decrease in rented PCS phones                             (292,980)                                       (292,980)
    Purchase of equipment                                              (2,300,069)                (32,127)             (2,416,380)
                                                                    -------------           -------------           -------------
          Net cash provided (used) by investing activities             (5,974,613)                (32,127)            (43,368,610)
                                                                    -------------           -------------           -------------

    Cash flows from financing activities:
    Capital investment by partners                                                                  6,000              71,150,000
    Capital repurchased from partner                                                                                      (75,000)
    Proceeds from secured convertible promisory note                   19,960,000                                      19,960,000
                                                                    -------------           -------------           -------------
          Net cash provided (used) by financing activities             19,960,000                   6,000              91,035,000
                                                                    -------------           -------------           -------------

    Net increase (decrease) in cash and cash equivalents            $  10,708,388           ($  4,362,446)          $  14,954,800

    Cash and cash equivalents at:
         beginning of the period                                        4,246,412               9,761,729
                                                                    -------------           -------------           -------------
          end of the period                                         $  14,954,800            $  5,399,283           $  14,954,800
                                                                    =============            ============           =============

    Supplemental cash flow disclosure:
      Network under construction not yet paid                       $  30,922,109
      Capitalization of interest not paid                                                    $  3,394,704
      Forgiven accrued interest capitalized                                                 ($ 19,978,183)
      Returned licenses with notes payable to FCC                                           ($174,826,005)

     The accompanying notes are integral part of these financial statements.

                                 ClearComm, L.P.
                        (a development stage enterprise)
         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                                   (Unaudited)

  FOR THE PERIOD FROM INCEPTION ON JANUARY 24, 1995 THROUGH SEPTEMBER 30, 1999

                                                             Limited Partners                      General
                                                         Units                Amount               Partner                Total
                                                         -----                ------               -------                -----
Capital invested                                        2,604.5            $ 65,112,500              $100,000          $65,212,500
1995 share of undistributed losses                                           (5,035,774)           (1,678,592)          (6,714,366)
                                                        -------            ------------         -------------          -----------
Capital account balance (deficit) at
    December 31, 1995                                   2,604.5              60,076,726            (1,578,592)          58,498,134
Repurchase of Limited Partners units                       (3.0)                (75,000)                                   (75,000)
Capital invested in 1996                                  118.1               2,952,500                                  2,952,500
1996 share of undistributed losses                                           (6,806,135)           (2,268,712)          (9,074,847)
                                                        -------            ------------         -------------          -----------
Capital account balance (deficit) at
    December 31, 1996                                   2,719.6              56,148,091            (3,847,304)          52,300,787
Capital invested in 1997                                  106.3               2,979,000                                  2,979,000
1997 share of undistributed losses                                           (9,708,230)           (3,236,077)         (12,944,307)
                                                        -------            ------------         -------------          -----------
Capital account balance (deficit) at
    December 31, 1997                                   2,825.9              49,418,861            (7,083,381)          42,335,480
Capital invested in 1998                                    0.2                   6,000                                      6,000
1998 share of undistributed losses                                           (8,571,509)           (2,857,169)         (11,428,678)
                                                        -------            ------------         -------------          -----------
Capital account balance (deficit) at
    December 31, 1998                                   2,826.1              40,853,352            (9,940,550)          30,912,802
                                                        -------            ------------         -------------          -----------
1st quarter 1999 share of
    undistributed losses                                                       (473,202)             (157,734)            (630,936)
                                                        -------            ------------         -------------          -----------
Capital account balance (deficit) at
    March 31, 1999                                      2,826.1              40,380,150           (10,098,284)         $30,281,866
2nd quarter 1999 share of undistributed losses                               (1,450,905)             (483,635)          (1,934,540)
                                                        -------            ------------         -------------          -----------
Capital account balance (deficit) at
   June 30, 1999                                        2,826.1              38,929,245           (10,581,919)          28,347,326
3rd quarter 1999 share of undistributed losses                               (4,482,788)           (1,494,263)          (5,977,051)
                                                        -------            ------------         -------------          -----------
Capital account balance (deficit) at
   September 30, 1999                                   2,826.1            $ 34,446,457         $ (12,076,182)         $22,370,275
                                                        =======            ============         =============          ===========

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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the financial condition as of September 30, 1999 and December 31, 1998, and the results of operations and changes in its cash flows for the three months and nine months period ended September 30, 1999 and 1998 and from January 24, 1995 (inception) to September 30, 1999.

2. NET LOSS PER LIMITED PARTNERSHIP UNIT

         Net loss per limited partnership unit is computed by dividing net loss for the period by the weighted-average number of limited partnership units outstanding during the period.

3. NOTE PAYABLE TELEFONICA LARGA DISTANCIA DE PUERTO RICO, INC.

         On March 3, 1999, a newly created wholly owned subsidiary of the Partnership, NewComm Wireless Services, Inc ("NewComm"), as part of the agreement with Telefonica Larga Distancia de Puerto Rico, Inc. ("TLD"), borrowed $19,960,000 from TLD in exchange for a Secured Convertible Promissory Note (the "Note") in the amount of $19,960,000. The Note bears interest at the floating rate of the 90 days London Interbank Offer Rate (LIBOR) plus 1-1/2%. The Note is convertible into 49.9% of NewComm's equity. Because of restrictions on the PCS licenses, the Note cannot be converted until the Federal Communications Commission authorizes TLD to hold more than a 25% equity interest in NewComm. As of September 30, 1999, the Note amounted to approximately $20,743,000, which includes the interest accrued since March 3, 1999.

         The Partnership has the option to buy out TLD in the last year before the restrictions on the Puerto Rico licenses lapse at an amount equal to the higher of 50% of the principal plus accrued interest on the Note or 125% of the fair market value of NewComm shares.

4. INFRASTRUCTURE CONSTRUCTION CONTRACT

         As part of the Joint Venture Agreement, dated February 4, 1999, between NewComm and TLD, NewComm executed a Technology Transfer Agreement with Telefonica International, S.A. ("TISA"). On behalf of NewComm, TISA conducted a request for proposal ("RFP") proceeding inviting recognized PCS equipment suppliers to submit a proposal for a turnkey project for the development of the Partnership's Puerto Rico PCS network. NewComm considered a variety of proposals in terms of quality, warranties, capacity, cost, terms, engineering support considerations and determined to award Lucent Technologies, Inc. ("Lucent") the contract. The contract was entered into in April 1999 and requires Lucent to build a network that will utilizes Code Division Multiple Access (CDMA) protocol and it is expected that the total cost will approximate $85 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         The Partnership was formed in January 1995 and is managed by its General Partner, SuperTel Communications Corp. The Partnership was organized to acquire, own and operate personal communication services PSC licenses in frequency Block C and to take advantage of the benefits that the Federal Communications Commission (the "FCC") has set aside for Entrepreneurs. The Partnership owns two 15MHz PCS licenses covering Puerto Rico (the "Puerto Rico Licenses") and five 15 MHz PCS licenses covering the California cities of Eureka, Redding, Modesto, Merced and Visalia (the "California Licenses").

         The Partnership commenced commercial operations of its PCS network in Puerto Rico on September 26, 1999 when it began offering wireless services in Puerto Rico to the public. Prior to that date, its income had consisted of interest earnings only. Since the Partnership has only recently commenced commercial operations, the comparisons presented below may not be indicative of future operations.

         The Partnership established its Puerto Rico PCS network by forming a wholly owned subsidiary, NewComm Wireless Services, Inc. ("NewComm") on January 29, 1999. On February 4, 1999 the Partnership and NewComm entered into an agreement with Telefonica Larga Distancia de Puerto Rico, Inc. ("TLD"), whereby the Partnership contributed its two Puerto Rico Licenses to NewComm and TLD provided NewComm a $19,960,000 loan to develop the Puerto Rico Licenses. TLD's loan is pursuant to a secured convertible promissory note (the "Note") which is a convertible into 49.9% of NewComm equity. The Note cannot be converted until the FCC authorizes TLD to hold more than 25% equity interest in NewComm. TLD also received an option (the "Option") to buy an additional .2%, which would bring its ownership to 50.1%, subject to a third party-valuation and FCC approval. The Option cannot be exercised prior to January 22, 2002, unless the FCC eliminates the ownership restrictions on the Puerto Rico licenses. NewComm however has the option to buyout TLD in the last year before the restrictions on the Puerto Rico licenses lapse.

         With respect to its California Licenses, which cover an approximately
1.6 million people, the Partnership is actively pursuing alliances and possible funding mechanisms to develop these licenses. Although no assurances can be made, the Partnership anticipates that it will negotiate acceptable agreements regarding these licenses so that it will be able to offer wireless services in the regions covered by these licenses.

Results of Operations

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1998

Revenues

         The Partnership's revenues for the quarter ended in September 30, 1999, included $287,836 of interest income. In the third quarter of 1998, the Partnership had interest earnings of $74,230. The increase in interest income during 1999 is attributable to NewComm's investment of the funds loaned by TLD. In addition, during this quarter the Partnership commenced its wireless operation in Puerto Rico. For the quarter ended September

30, 1999 revenues on the sale of wireless units amounted to approximately $387,000. Negative gross margin on these units amounted to approximately ($211,000) because NewComm sells wireless terminals to its prepaid subscribers at a nominal fee.

Expenses

         Expenses for the quarter ended September 30, 1999 totaled $6,054,121 compared to $1,520,716 for the same period in 1998. Expenses incurred during the third quarter of 1998 included legal fees incurred in Oregon litigation and proceedings before the FCC. The increase in expenses during the third quarter of 1999 is attributable to the costs associated with the Partnership's Puerto Rico PCS operations. During the third quarter of 1999, the Partnership's expenses included $5,796,277 of NewComm's expenses, consisting primarily of $362,332 for interest expense due on the Note, $187,500 of management fees to TLD and $1,318,359 of professional services associated with the start-up of NewComm charged by TLD and Telefonica International, S.A.

Year-to-Date Results Analysis

Revenues

         The Partnership's revenues for the nine months ended September 30, 1999 include interest income of $652,072 and $37,500 of management fee income from NewComm. Interest income for the same period in 1998 amounted to $271,077. The increase in interest income during 1999 is attributable to NewComm's investment of the loan proceeds received from TLD.

         In addition, during this quarter the Partnership commenced its commercial operations of its PCS network in Puerto Rico. For the period ended September 30, 1999 revenues on the sale of wireless units amounted to approximately $387,000. Negative gross margin on these units amounted to approximately ($211,000) since NewComm sells wireless terminals to its prepaid customers at a nominal fee.

Expenses

         Expenses for the nine months period ended September 30, 1999 amounted to $9,021,333 compared to $12,854,981 for the same period in 1998. Expenses for the period ended September 30, 1999 consist primarily of administrative expenses and salaries related to the Partnership's Puerto Rico operations, which amounted to $6,514,374, and include $2,478,964 for professional services paid to TLD in addition to the $450,000 management fee paid to TLD. Interest expense for the nine months ended September 30, 1999 amounted to $783,144. The expenses in 1998 included a $10,989,972 cost associated with desegregating and returning some of the Partnership's PCS licenses to the FCC.

Liquidity and Capital Resources

         As of September 30, 1999, the Partnership had cash and cash equivalents amounting to $14,954,800, which are mostly related to the loan proceeds NewComm received from TLD.

         In connection with the build out of the Partnership's Puerto Rico PCS network, NewComm has incurred a liability with Lucent Technologies (the entity which is building out the network) for the PCS network under construction in the amount of $30,922,000. The total amount of this contract is approximately $85 million.

         In addition the Partnership owes the United States federal government approximately $51,339,555 (undiscounted) plus accrued interest at 6.5% of $1,461,644 in connection with the acquisition of its PCS licenses. As of September 30, 1999, the notes payable to FCC are presented net of a discount of approximately $13,324,200.

         The inventory as of September 30, 1999 consists of PCS telephones which are held for sale or available for rent to customers.

         As a result of the restructure of its FCC debt in June 1998, the Partnership has no outstanding debt on its California Licenses, which consist of 15MHz of bandwidth covering an approximate population of 1.6 million people in Eureka, Redding, Merced, Modesto and Visalia, all within the state of California. Major C Block licenses holders surrounding these licenses are currently under bankruptcy court proceedings. A re-auction of D, E, F and desegregated C Block licenses concluded on April 16, 1999. The Partnership is actively pursuing alliances and possible funding mechanisms to develop its California Licenses.

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

YEAR 2000 DISCLOSURE

         The Partnership is aware of the Year 2000 ("Y2K") problem, which is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19". As a result, the year 2000 would be stored at "00", causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems such as computer databases ("IT Systems"), and non-information technology systems, such as elevators ("Non-IT Systems") to produce incorrect data or cease operating completely.

         The Partnership has retained a certified Y2K consultant who has reviewed the Partnership's IT and non-IT systems, and will issue a certificate to certify that those systems are Y2K compliant. In addition, all of the equipment required to build the Puerto Rico network has been and will be purchased from third party vendors. The Partnership has required such suppliers to warrant that products sold or licensed to the Partnership are Y2K compliant.

         The Partnership recognizes that the Y2K problem will impose certain risks, including the possibility of a failure of the Partnership signal, computer, and non-information technology systems. Such failures could have a material adverse effect upon the Partnership and may cause systems malfunctions, signal loss, incorrect or incomplete transaction processing, the inability to reconcile accounting books and records, and the inability for the Partnership to manage its business. In addition, the Partnership can be materially and adversely affected by failures of third parties to become Y2K compliant. The failure of third parties with which the Partnership then has financial or operational relationships such as a network maintenance contractors, roaming partners, handset and accessory providers, financial institutions, payroll contractors, regulatory agencies and utility companies, to become Y2K compliant in a timely manner could result in a material adverse effects on the Partnership's results of operations.

                           PART II: OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         The Partnership is subject to an arbitration proceeding which was described in the Partnership's Form 10-K for the year ended December 31, 1998 and in which there have been no material developments.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits

         27.0  Financial Data Base Schedule

(b) No reports of Form 8-K were filed by the Partnership during the quarter ended September 30, 1999.

ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.


                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ClearComm, L.P.


Date: November 18, 1999                     By: SuperTel Communications Corp.


Date: November 18, 1999                     By: /s/ Javier O. Lamoso
                                                --------------------------------
                                                Name:  Javier O. Lamoso
                                                Title: President