Form 10-K
period 1999-12-31
CLEARCOMM L P
filed 2000-04-13
CIK 1013267

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

         For Annual and Transition Reports to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
(Mark one)

/_/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 1999             or
                          -----------------

/_/ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from _______________________ to _______________

Commission file number  0-28362

                                 ClearComm, L.P.

             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                 66-0514434
                --------                                 ----------
     (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                 Identification No.)

        221 Ponce de Leon Avenue
               Suite 1401
          Hato Rey, Puerto Rico                          00917-1825
          ---------------------                          ----------
(Address of Principal Executive Offices)                 (Zip Code)

       Registrant's Telephone Number, Including Area Code: (787) 756-0840

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
      Title of Each Class                        on Which Registered
      -------------------                        -------------------

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The Registrant's outstanding securities consist of units of limited partnership interests which have no readily ascertainable market value since there is no public trading market for these securities on which to base a calculation of aggregate market value.

         Documents incorporated by reference.   None.

================================================================================

                                TABLE OF CONTENTS

                                     Part I
                                     ------
                                                                                              Page
                                                                                              ----
Item 1.      Business.....................................................................      4
Item 2.      Properties...................................................................      8
Item 3.      Legal Proceedings............................................................      8
Item 4.      Submission of Matters to a Vote of Security Holders..........................      9

                                     Part II
                                     -------

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters..........................................................      9
Item 6.      Selected Financial Data......................................................     11
Item 7.      Management's Discussion and Analysis of Financial Consideration and
             Results of Operations........................................................     14
Item 7A.     Quantitative And Qualitative Disclosures About Market Risk...................     18
Item 8.      Financial Statements and Supplementary Data..................................     19
Item 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.........................................................     51

                                    Part III
                                    --------

Item 10.     Directors and Executive Officers of the Registrant...........................     51
Item 11.     Executive Compensation.......................................................     53
Item 12.     Security Ownership of Certain Beneficial Owners and Management...............     54
Item 13.     Certain Relationships and Related Transactions...............................     55

                                     Part IV
                                     -------

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............     56

SIGNATURES
             .............................................................................     58

FORWARD-LOOKING STATEMENTS

         This Form 10-K and future filings by the Partnership on Form 10-Q and Form 8-K and future oral and written statements by the Partnership may include certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities, and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by the Partnership are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Partnership disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

         Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Partnership as a result of a number of important factors. Examples of these factors include, without limitation, failure to develop the Partnership's PCS licenses in California due to an inability to obtain satisfactory financing or partners; rapid technological developments and changes in the telecommunications industry; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the Telecommunications Act of 1996 and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation; regulatory limitations on the Partnership's ability to compete in the telecommunications services industry; and continuing consolidation in the telecommunications services industry. In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including, without limitation, general industry and market conditions and growth rates, domestic and international economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Partnership's future business.

ITEM 1.  BUSINESS

General

         ClearComm, L.P., a Delaware limited partnership (the "Partnership"), was formed on January 24, 1995 under the name PCS 2000, L.P., to own and operate broadband personal communications services ("PCS") licenses to be acquired in auctions conducted by the Federal Communications Commission (the "FCC"). The Partnership competed for PCS licenses in frequency Block C, set aside for "designated entities" ("Entrepreneurs") that met certain financial and equity structure requirements and that qualify for certain benefits under rules, regulations and policies of the FCC and related statutory provisions ("FCC Rules").

         The Partnership, through its wholly-owned subsidiary, NewComm Wireless Services, Inc. ("NewComm"), owns and operates a state-of-the-art PCS network in Puerto Rico (the "Puerto Rico Network"). The Partnership directly or indirectly through NewComm owns two 15 MHz C-Block PCS licenses covering the entire island of Puerto Rico (the "Puerto Rico Licenses") and five 15 MHz licenses in California (the "California Licenses," and together with the Puerto Rico Licenses, the "Licenses"). SuperTel Communications Corp., the general partner of the Partnership (the "General Partner") is actively engaged in the pursuit of business alliances and strategic partners to develop the California Licenses. Although no assurances can be made, the Partnership anticipates that it will negotiate acceptable agreements regarding the California Licenses so that it will be able to offer wireless services in the regions covered by these licenses.

         The Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") provides that the Partnership will terminate on December 31, 2005. The Partnership will dissolve on such date (unless terminated earlier or unless the Partnership Agreement is amended to change such date). The General Partner is contemplating reorganizing the Partnership to convert it to a corporation. The General Partner is considering such a reorganization so that the Partnership can access the public capital markets and potentially provide liquidity to its limited partners (the "Investors"). Such a reorganization would require the approval of the General Partner as well as the approval of the holders of a majority of Partnership's units of limited partnership (the "Units").

The Puerto Rico Network

         The Partnership started building its Puerto Rico Network during the first quarter of 1999 and the system commenced commercial operations during September 1999. The Partnership was the fifth entrant into the Puerto Rico wireless telecommunications market. It currently provides wireless coverage in the areas where 90% of the Puerto Rico wireless traffic occurs. The Partnership has established points of sale in all major shopping districts in Puerto Rico. The Partnership believes that since it commenced operations it has obtained approximately one-half of all new wireless activations in Puerto Rico. The Partnership expects to be the first wireless company to provide internet content through its wireless terminals in Puerto Rico and expects to continue its rapid growth.

         To build and operate its Puerto Rico network, the Partnership entered into an agreement, dated February 4, 1999 (the "TLD Agreement") with Telefonica Larga Distancia de Puerto Rico, Inc. ("TLD"). TLD is a wholly owned subsidiary of Telefonica Internacional, S.A. which is a member of the Telefonica S.A. group (Ticker: TEF) (the "Telefonica Group"), Spain's largest traded company and one of the world's largest telecommunication companies. Pursuant to the terms of the TLD Agreement, the Partnership transferred the Puerto Rico Licenses and associated business plans and studies to NewComm. TLD provided NewComm a loan of approximately $19.96 million and received a convertible promissory note (the "Note") which entitles TLD to select a director for one of the five NewComm board of director seats (the "Board"). The Note is convertible into 49.9% of NewComm's equity. The Note cannot be converted, however, until the FCC authorizes TLD to hold more than a 25% equity interest in NewComm. Once the Note is converted and the FCC designated entity rules no longer apply, subject to FCC approval, TLD will be entitled to three of six Board positions. NewComm and TLD have entered into a management agreement whereby TLD provides day-to-day management services for NewComm, subject to the supervision of NewComm's Board. TLD also received an option (the "Option") to buy an additional 0.2%, which would bring its ownership to 50.1%, subject to a third-party valuation and FCC approval. The Option cannot be exercised prior to January 22, 2002, unless the ownership restrictions on the Puerto Rico Licenses are eliminated by the FCC. In addition, the Partnership has an option to buy out TLD's interest in NewComm before the transfer restrictions on the Puerto Rico Licenses lapse.

         The Partnership's Puerto Rico Network operates under the image and brand name "MoviStar." MoviStar is the PCS brand name of the Telefonica Group in Spain and the Partnership expects to benefit from the goodwill associated with that name. Pursuant to a roaming agreement with the Puerto Rico Telephone Company's cellular division, MoviStar customers have island wide coverage in Puerto Rico, as well as mainland U.S. coverage pursuant to an agreement with the Sprint PCS network. In addition, the Partnership expects to benefit from the experience and knowledge of the Telefonica Group. The Puerto Rico Network is a state-of-the-art CDMA (Code Division Multiple Access) network that will be combined with the telecommunications services that are already being offered in Puerto Rico to TLD customers. TLD offers a variety of telecommunications services in Puerto Rico ranging from intra-island long distance for local clients and "carriers" to data transmission and internet. Since February 1999, it has also been offering intra-island telephone services.

         Lucent Technologies, Inc. ("Lucent"), builder of the Puerto Rico Network, will complete the island wide PCS network by the second quarter of 2000. The build out costs represent an investment of approximately $125 million which, as a turn-key project, includes the training of technical personnel, and the operation and maintenance of the network by Lucent during the first year.

The Puerto Rico Market

         The Partnership believes that the Puerto Rico market provides many unique advantages for telecommunications companies. Puerto Rico is politically stable, as it has been a territory of the United States since 1898 and its economy is fully integrated with that of the United States mainland. It has the Caribbean's best educated, most skilled labor force and the most sophisticated manufacturing and transportation infrastructure. Puerto Rico has a solid base of major manufacturers which includes, Digital Equipment Corporation, Intel Corp., Hewlett-Packard Company, Microsoft Corporation, BASF Corporation, Colgate-Palmolive Partnership, Johnson & Johnson, and Pfizer Pharmaceutical Inc. Along with its U.S.-linked stability, Puerto Rico offers the advantage of emerging market type growth and a significant cash based economy. The Partnership believes that current per capita income and consumption in Puerto Rico, combined with continued economic growth will support continued strong demand for the high quality telephone services which the Partnership is offering.

Competition in Puerto Rico

         The success of the Partnership's PCS business in Puerto Rico will depend upon its ability to compete with the two cellular operators and two operating PCS networks, potential competition from two other PCS licensees and potential future wireless communications providers in the Puerto Rico market. The Partnership is aware that Sprint PCS is building a PCS network which is expected to commence operations in 2001. The Partnership expects that the existing cellular providers will upgrade their networks to provide comparable services in competition with the Partnership. The Partnership also faces competition from other existing communications technologies such as conventional mobile telephone service, specialized mobile radio ("SMR") and enhanced specialized mobile radio ("ESMR"). The Partnership believes that ESMR will have a limited competitive impact against PCS, particularly in the consumer mass market sector, largely because of technical limitations and limited bandwidth. In the future, PCS could potentially compete more directly with traditional landline telephone service providers and other technologies including mobile satellite systems. In addition, the availability of new spectrum and resale of existing spectrum and the entry of new participants, may result in increased competition in the Puerto Rico market.

Markets

         The following table sets forth as of December 31, 1999, with respect to each Market in which the Partnership owns a PCS license, the estimated persons of population ("POPs").

                     Market Name              1997 POPs*        1990 POPs**
               -------------------------- ----------------- -----------------
               San Juan, PR                   2,688,000          2,170,250
               Mayaguez-Aguadilla, PR         1,083,000          1,325,600
               Modesto, CA                      487,000            418,980
               Visalia-Porterville, CA          487,000            413,390
               Redding, CA                      284,000            253,260
               Merced, CA                       227,000            192,710
               Eureka, CA                       157,000            142,580
               Total:                         5,414,000          4,916,770

*Based on the Paul Kagan 1998 PCS Atlas and Databook.
**Based on the 1990 census figures used by the FCC.

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

         Frequency Blocks

         The FCC has divided PCS into six frequency blocks, designated Blocks A through F, such that there are six overlapping licenses in each market in each geographic area of the country. Blocks A, B and C are 30 MHz blocks, and Blocks D, E and F are 10 MHz blocks. The FCC has created new C2 blocks of 15 MHz in certain markets including Puerto Rico and California.

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

Employees

         The Partnership including its wholly owned subsidiary NewComm had 211 employees in 1999.

ITEM 2.  PROPERTIES

         The Partnership leases office space in Hato Rey, Puerto Rico. In connection with the build-out by NewComm of the Partnership's Puerto Rico Network, NewComm leases sites where its telephone switching equipment, relay stations and other equipment are located, as well as sites and kiosks in malls and shopping centers where it sells its services to the public.

ITEM 3.  LEGAL PROCEEDINGS

         The Partnership is subject to two separate civil actions that have now been consolidated in the Circuit Court of the State of Oregon for Multnomah County. The first was filed in

November 1996 and amended in August 1997. The second was filed in August 1997. In both cases certain officers, directors, employees, and consultants of the General Partner, as well as persons unrelated to the General Partner and the Partnership have been named as defendants. Both lawsuits alleged certain securities law violations, common law fraud, and activities violating Oregon's racketeering laws in connection with the Partnership's initial sale of Units. In February 1998, the court dismissed the racketeering claim and dismissed the other claims in August 1998. On or about October 20, 1998, the Partnership was notified that the plaintiffs had filed a request for arbitration of some of these claims underlying these actions with the American Arbitration Association. In addition, the plaintiffs have noticed an appeal of the dismissal order. The Partnership believes the suit is without merit and is vigorously defending this lawsuit.

         Further, on February 4, 1999, the Partnership and NewComm filed an application with the FCC for a pro forma assignment of the Puerto Rico Licenses to NewComm, and the FCC granted the application on February 18, 1999. On March 22, 1999, Centennial Communications Corp. ("Centennial") filed a Petition for Reconsideration (the "Petition") with the FCC seeking to rescind the assignment of the Licenses to NewComm or to stay the effectiveness of the assignment pending resolution of the issues raised in the Petition. Centennial alleges that there are facts warranting an investigation into whether TLD is exercising de facto, if not de jure, control over the Puerto Rico NewComm licenses in violation of the FCC's broadband PCS designated entity rules. The Partnership believes that all of its actions were in conformity with FCC rules, and that the allegations are without merit. The Partnership will vigorously oppose the Petition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         None.

                                     Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no trading market for the Units, and it is unlikely that a trading market will exist at any time in the future unless the Partnership is restructured. Any transfer of the Units is severely restricted by certain conditions outlined in the Partnership Agreement, and requires the consent of the General Partner which can be withheld in the General Partner's sole reasonable discretion.

         Between September 15, 1999 and December 31, 1999, the Partnership conducted a capital call, in which it sold to its existing Investors one-fifth Units at a price of $6,000 per one-fifth Unit. The Partnership sold 385 one-fifth Units to its existing Investors for an aggregate price of $2,310,000 and incurred approximately $245,000 in related expenses. Five one-fifth Units are the equivalent of one Unit. The Partnership did not pay any commissions in connection with the capital call. This offering was made in reliance upon, among others, the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D of the Rules and Regulations of the Securities and Exchange Commission for an offer and sale of securities which do not involve a public offering. The sales qualify as an exempt offering under Rule 506 of Regulation D because all of the Investors, other than one, are Accredited Investors as defined by Regulation D.

         As of December 31, 1999 only the General Partner holds a general partnership interest and 1,633 Investors hold an aggregate of 2,903.1 Units of limited partnership interest.

         There have been no cash distributions to the Investors to date. The following summary of certain allocation provisions of the Partnership Agreement is entirely qualified by reference to the Partnership Agreement, which was filed as an Exhibit to the Partnership's Form 10. As a general rule, the General Partner shall cause the Partnership to make distributions, if any, of cash flow received from operations of the Partnership which the General Partner, in its sole discretion, determines to distribute to Investors ("Cash Flow"). All distributions will be made 75% to the Investors and 25% to the General Partner. Distributions to the Investors shall be made in proportion to the number of Units held by each Investor on the last day of the calendar quarter to which such distribution relates.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes selected consolidated financial data of the Partnership from the period from inception (January 24, 1995) to December 31, 1995, and from January 1, 1996 to December 31, 1996, from January 1, 1997 to December 31, 1997, from January 1, 1998 to December 31, 1998 and from January 1, 1999 to December 31, 1999. This information should be read in conjunction with the Partnership's consolidated financial statements and related notes thereto and management discussion contained herein.

Statement of Operations Data

                                             January 24, 1995
                                            (Date of Inception)
                                             to December 31, December 31, December 31,  December 31,   December 31,
                                                   1995         1996         1997          1998           1999
                                                   ----         ----         ----          ----           ----
Total Revenues:
     Service Revenues                                                                                  $  4,950,769
     Handsets and Accessories Sales                                                                       2,357,790
     Interest Income                           $ 1,469,099  $    66,767   $    495,614   $   324,232        832,006
                                               -----------  ------------  ------------    ----------   ------------

Total Revenues                                 $ 1,469,009  $    66,767   $    495,614   $   324,232   $  8,140,565

Total Expenses:
     Operating expenses                        $ 8,183,465  $ 3,610,469   $ 13,439,921   $ 5,702,188   $ 30,335,323
     Omaha Withdrawal Fee                                     1,257,771
     Norfolk Bid Withdrawal                                   3,273,374
     Forfeiture Imposed by FCC                                1,000,000
     Settlement credit on legal disputes                                                  (2,090,876)
     Norfolk Bid Withdrawal                                                               (2,848,374)
     License cost forfeiture after
     disaggregation, prepayment and amnesty
     options offered FCC                                                                  10,989,972

Subtotal:                                      $ 8,183,465  $ 9,141,614    $13,439,921   $11,752,910   $ 30,335,323
                                               -----------  ------------  ------------  -----------    ------------

Net Loss                                        (6,714,366)  (9,074,847)   (12,944,307)  (11,428,678)   (22,194,758)
                                               ============ ============  ============   ============  ============

Net Loss Attributable to General
Partner....................................    $(1,678,592  $(2,268,712)  $ (3,236,077)  $(2,857,169)  $ (5,548,689)
                                               ============ ============  ============   ============  ============

Net Loss Attributable to
Unitholders ($1,933.49) in 1995, ($2,609.71)
in 1996, ($3,495.94) in 1997, ($3,033.08)
in 1998 and ($5,888.24) in 1999 per
Unit, respectively                             $(5,035,774) $(6,806,135)  $ (9,708,230)  $(8,571,509)  $(16,646,069)
                                               ============ ============  ============   ============  ============

(1) The 1997 amounts include payment of $6,511,250 to Romulus Telecommunications Corp. for its services in preparation of the Partnership's FCC application to bid in the FCC C-Block auctions and bidding at the auctions.

Balance Sheet Data
                                    December 31,  December 31,   December 31,    December 31,    December 31,
                                       1995          1996           1997            1998            1999
                                       ----          ----           ----            ----            ----
ASSETS:
Cash and Cash Equivalents.........  $ 2,727,541   $ 2,492,851   $  9,761,729     $ 4,246,412    $  6,546,305
Accounts Receivable...............                                                 1,633,024       3,244,067
Inventory.........................                                                                 9,201,823
Other Assets......                   50,096,000    45,583,928        213,958         143,883       1,406,684
Restricted Cash...................    6,511,250     6,511,250
PCS Licenses......................                               270,245,139      64,757,512      67,543,320
Property Equipment, Net...........                                                                89,200,611
                                    -----------   -----------   ------------     -----------    ------------
Total:............................  $59,334,791   $54,588,029   $280,220,826     $70,780,831    $177,142,810
                                    ===========   ===========   ============     ===========    ============


LIABILITIES AND PARTNERS'
CAPITAL:
Accounts Payable and Accrued
Liabilities.......................  $   836,657   $   287,242   $  6,469,357     $ 2,317,681     108,375,688
Notes Payable.....................                               231,415,989      37,550,348      57,984,462
Unitholders' Equity (2,604.5 Units
in 1995, 2,719.6 Units in 1996,
2,825.9 Units in 1997 and 2,826.1
Units in 1998; 2,903.1 Units
in 1999 and 1 general partnership
interest).........................  $58,498,134    52,300,787   $ 42,335,480     $30,912,802      10,782,660
                                    -----------    ----------   ------------     -----------    ------------

Total:............................  $59,334,791   $54,588,029   $280,220,826     $70,780,831    $177,142,810
                                    ===========   ===========   ============     ===========    ============

Book Value Per Unit                 $    22,452   $    19,224   $     14,976     $    10,934    $      3,713
                                    ===========   ===========   ============     ===========    ============

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Introduction

         The Partnership was formed in January 1995 and is managed by its General Partner, SuperTel Communications Corp. The Partnership was organized to acquire, own, consult and operate personal communication services PCS licenses in the Block C band and to take advantage of the benefits that the FCC has set aside for Entrepreneurs. The Partnership owns the Puerto Rico Licenses, which consist of two 15 MHz PCS licenses covering Puerto Rico, and the California Licenses, which consist of five 15 MHz PCS licenses covering the California cities of Eureka, Redding, Modesto, Merced and Visalia.

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

         The Partnership established its Puerto Rico network by forming a wholly owned subsidiary, NewComm on January 29, 1999. On February 4, 1999 the Partnership and NewComm entered into an agreement with TLD, whereby the Partnership contributed its two Puerto Rico Licenses to NewComm and TLD provided NewComm a $19,960,000 loan to develop the Puerto Rico Licenses. TLD's loan is pursuant to a secured convertible promissory note (the "Note") which is a convertible into 49.9% of NewComm's equity. The Note however, cannot be converted until the FCC authorizes TLD to hold more than a 25% equity interest in NewComm. TLD also received an option (the "Option") to buy an additional 0.2%, which would bring its ownership to 50.1%, subject to a third-party valuation and FCC approval. The Option cannot be exercised prior to January 22, 2002, unless the ownership restrictions on the Puerto Rico licenses are eliminated by the FCC. NewComm, however, has the option to buyout TLD in the last year before the restrictions on the Puerto Rico licenses lapse.

         With respect to its California Licenses, which cover approximately 1.6 million POPS in California, the Partnership anticipates establishing the California Network. Although no assurances can be made, the Partnership anticipates that it will negotiate acceptable agreements regarding these licenses so that it will be able to offer wireless services in the regions covered by these licenses.

Results of Operations - 1999 Compared to 1998

         The Partnership's revenues for the year ended December 31, 1999, which amounted to $8,140,565 included $ 4,950,769 in service revenues and $ 2,357,790 in handset and accessories sales generated from NewComm's wireless operations, which started in Puerto Rico in September 1999. In 1998, the Partnership had interest earnings of $324,232 compared to

$832,006 in 1999. The increase in interest during 1999 is attributable to NewComm's investment of the funds loaned by TLD.

Expenses

         Expenses for the year ended December 31, 1999 totaled $30,335,323 compared to $11,752,910 for the same period in 1998. Expenses incurred in 1998 included legal fees incurred in Oregon litigation and proceedings before the FCC. The increase in expenses during 1999 is attributable to the costs associated with NewComm's operations that started in September 1999. During 1999, the Partnership's expenses included $4,430,637 in costs of handset and accessories, $5,128,280 for salaries and benefits, $2,263,002 for interest expense due on notes payable, $2,957,683 in depreciation and amortization, $10,430,654 in advertising, sales, interconnection, management fee, rent and other expenses, $2,144,349 for legal and professional services and $2,980,718 for consulting and legal services associated with the start-up of NewComm charged by related parties such as TLD and TISA.

Liquidity and Capital Resources

         As of December 31, 1999, the Partnership had cash and cash equivalents amounting to $6,546,305, which are mostly related to the loan proceeds NewComm received from TLD and the net proceeds received from the capital call conducted between September 15, 1999 and December 31, 1999. In the capital call, the Partnership sold to its existing Investors 385 one-fifth Units, at a price of $6,000 per one-fifth Unit, and received net proceeds of approximately $2,065,000.

         In connection with the build out of the Partnership's Puerto Rico Network, NewComm has incurred a liability with Lucent Technologies, Inc. (the entity which is building out the network) for the PCS network under construction in the amount of $82,919,119. The total amount of this contract is approximately $125 million.

         In addition the Partnership owes the United States federal government approximately $51,339,555 (undiscounted) plus accrued interest at 6.5% of $1,251,329 in connection with the acquisition of its PCS licenses. As of December 31, 1999, the notes payable to FCC are presented net of a discount of approximately $13,026,161.

         The Partnership has a secured promissory note payable to TLD which bears interest at the floating rate of 90 days LIBOR plus 1.5% and is due in March 2004. In addition, in February 2000 the joint venture agreement with TLD was amended to provide NewComm a revolving line of credit of approximately $30 million for working capital from TLD.

         The increase in inventory as of December 31, 1999 is related to the build out of the PCS network which requires NewComm to keep an adequate amount of inventory to supply the demand of its increasing customer base. Inventory held as of the end of the year amounted to $9,201,823.

         The Partnership expects that the total cost to implement NewComm's business plan to be approximately $200 million. This consists of approximately $125 million in costs associated with building out the Puerto Rico Network, and approximately $75 million to fund NewComm's operations until it becomes profitable. NewComm has been negotiating with two banks and the Partnership believes that it can obtain short term financing of $60 million at a rate of 1.5% over 90 day LIBOR. In addition, the Partnership believes such banks will be willing to provide long term financing of $150 million provided that the Partnership and TLD contribute additional capital to NewComm. The Partnership believes that the additional capital contribution by it and TLD along with the proposed long term financing would fully fund NewComm's operations.

         As a result of the restructuring of its FCC debt in June 1998, the Partnership has no outstanding debt on its California Licenses, which consist of 15MHz of bandwidth covering an approximate population of 1.6 million people in Eureka, Redding, Merced, Modesto and Visalia, all within the state of California. Major C Block license holders surrounding the California Licenses are currently under bankruptcy court proceedings which adversely affects the Partnership's ability to enter into joint venture agreements to develop these licenses. However, a re-auction of D, E, F and disaggregated C Block licenses concluded on April 16, 1999. It is possible that the purchasers of the re-auctioned licenses may be willing to jointly develop the California Licenses with the Partnership. The Partnership is actively pursuing alliances and possible funding mechanisms to develop its California Licenses.

         The Partnership anticipates that earnings and cash distributions derived from its Puerto Rico Network once it is fully operational, and, if necessary, additional capital calls from its Investors or accessing the public capital markets, should provide it with the liquidity to meet its obligations. The Partnership also expects that once it is able to develop its California Licenses, it will have additional sources of revenues and profits.

Results of Operations - 1998 Compared to 1997

Revenues

         The Partnership's sole source of revenue was interest income for the year ended December 31, 1998. Interest income for this year was $324,232. In 1997, the Partnership had interest earnings of $495,614. The decrease in interest earnings was primarily due to a decrease in interest rates and a reduction in available cash used to pay Partnership expenses.

Expenses

         Expenses for the year ended December 31, 1998 totaled $11,752,910. This amount included an accrual for $360,452 of expenses to be reimbursed to the General Partner, including its management fee, and a license costs for forfeiture of $10,989,972 after disaggregation, prepayment, and amnesty options offered by the FCC.

         Expenses for the year ended December 31, 1997 totaled $13,439,921. This amount included an accrual for $369,643 of expenses to be reimbursed to the General Partner, including its management fee. Also 1997 expenses include the $6,511,250 classified in the 1996 financial statements as Restricted Cash expensed in 1997 and advanced to Romulus under its agreement with the Partnership.

         Expenses for the year ended on December 31, 1998 were lower than the expenses for the same period of 1997 because the 1998 expenses include a $2,090,876 credit in connection with the Settlement Agreement pursuant to which the Partnership settled a variety of litigation and claims arising out of a bidding error made by its bidding agent in 1996. In addition, expenses in 1998 also included a $2,848,374 credit in connection with the Norfolk bid withdrawal penalty.

Liquidity and Capital Resources

         As of December 31, 1998, the Partnership had assets totaling $70,780,381, consisting of $4,246,412 in cash and cash equivalents, $1,630,024 in accounts receivable, $125,388 in prepaid expenses, $64,757,512 in PCS Licenses including $8,782,000 in capitalized interest, $18,495 in other assets, and current liabilities of $2,317,681. As of December 31, 1997, the Partnership had assets totaling $280,220,826, consisting of $9,761,729 in cash and cash equivalents, $108,700 in prepaid expenses, $270,245,139 in PCS Licenses including $25,672,000 in capitalized interest, $25,000 in deposits, $80,258 in other assets and current liabilities of $6,469,357 and long-term liabilities due to the FCC including accrued interest of $231,415,989. The Partnership assets decreased during 1998 because of return of certain PCS licenses pursuant to the Reconsideration Order.

Results of Operations - 1997 Compared to 1996

Revenues

         The Partnership's sole source of revenue was interest income for the year ended December 31, 1997. Interest income for this year was $495,614. In 1996, the Partnership had interest earnings of $66,767. The increase in interest earnings is primarily due to the FCC refunding to the Partnership approximately $11,039,543, which the Partnership had placed on deposit with the FCC in connection with the acquisition of its PCS licenses and the interest earned by the additional capital invested by the limited partners during 1997.

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

Year 2000 Compliance

         The Partnership believes that it has successfully rendered its internal management and other administrative systems and external information systems year 2000 compliant. In addition, the Partnership surveyed vendors of third-party technologies it utilizes in its business and applied updates or made arrangements to correct potential year 2000 compliance problems. Since January 1, 2000, the Partnership has not experienced significant disruptions in its business operations as a result of year 2000 compliance problems or otherwise, and it has received no reports of any material year 2000 compliance problems. The Partnership continues to monitor its third-party vendors for additional recommended year 2000 upgrades, which it will apply as soon as they become available. To date, the total cost of the Partnership's efforts to address year 2000 compliance has not been material. Nonetheless, some problems related to year 2000 risks may not appear until several months after January 1, 2000. Year 2000 issues could include problems with the Partnership's systems or with third-party products or technology that it uses or with which its systems exchange data. Any problems that are not identified and corrected successfully and completely could adversely affect the Partnership's business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership's exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks. The Partnership invests cash balances in excess of operating requirements in short-term money market account. As of December 31, 1999, the Partnership had cash equivalents and short-term investments of approximately $6,546,305 consisting of cash and highly liquid, short-term investments in a money market account.

         The Partnership's cash and cash equivalents will increase or decrease by an immaterial amount if market interest rates increase or decrease, and therefore, its exposure to interest rate changes has been immaterial. The Partnership's loans payable to the FCC have a fixed interest rate of 6.5% and therefore are not exposed to interest rate risks. The TLD Note relating to indebtedness of NewComm bears interest at the floating rate of the 90 days LIBOR plus 1.5% (6.79% at December 31, 1999 and is due on March 2004. The amounts owed to Lucent in connection with its build out of the Puerto Rico Network consists of a deferred price and therefore are not subject to interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements                                                                 Page
--------------------                                                                 ----

         ClearComm, L.P.

         Report of Independent Accountants                                            20

         Consolidated Statements of Assets, Liabilities and Partners' Capital as
         of December 31, 1998 and 1999                                                21

         Consolidated Statement of Revenues and Expenses for years ended
         December 31, 1997, 1998 and 1999                                             22

         Consolidated Statement of Cash Flows for years ended December 31, 1997,
         1998 and 1999                                                                23

         Consolidated Statement of Changes in Partners' Capital Accounts from
         inception to December 31, 1999                                               24

         Notes to Consolidated Financial Statements                                   25

SuperTel Communications Corp.
-----------------------------

         Report of Independent Accountants                                            42

         Balance Sheet for December 31, 1998 and 1999                                 43

         Statement of Revenues and Expenses and deficit for the years ended
         December 31, 1998 and 1999                                                   44

         Statement of Cash Flows for the years ended December 31, 1998 and 1999       45

         Notes to Financial Statements                                                46

         All financial schedules have been omitted because they are not applicable or because the information required is included in the financial statements or notes thereto.

                        Report of Independent Accountants


To the Partners of ClearComm, L.P.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ClearComm, L.P. and its subsidiaries (the Partnership) at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Partnership has not yet obtained the permanent financing required for paying the cost of its network which raises substantial doubt about its ability to continue as a going concern. The Partnership has received proposals from banks to provide short term and long term financing. Such financing is subject to certain conditions, among others, additional contributions by its partners in the amount of $50 million. Management's plans in regard to this matter are further described in Note 3 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PRICEWATERHOUSECOOPERS LLP

San Juan, Puerto Rico
March 29, 2000

Stamp 1603293 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

CLEARCOMM, L.P.
Consolidated Statements of Assets, Liabilities and Partners' Capital
December 31, 1999 and 1998
--------------------------------------------------------------------------------
                                                          1999          1998
--------------------------------------------------------------------------------
                                      Assets

Current
 Cash and cash equivalents                            $  6,546,305  $ 4,246,412
 Accounts receivable, net of allowance for
  doubtful accounts of $425,000 in 1999                  3,244,067       81,662
 Subscription receivable from limited partners             981,000
 Accounts receivable from related parties                      --     1,551,362
 Inventories                                             9,201,823           --
 Prepaid expenses                                          425,684      125,388
                                                      ------------  -----------
     Total current assets                               20,398,879    6,004,824
                                                      ------------  -----------
Licenses, including capitalized interest of
 $12,174,000 (1998 - $8,782,000)                        67,543,320   64,757,512
Property and equipment, net                             89,200,611       18,495
                                                      ------------  -----------
                                                      $177,142,810  $70,780,831
                                                      ============  ===========

                    Liabilities and Partners' Capital

Current Liabilities
 Accounts payable and accrued liabilities             $103,178,841  $   985,691
 Accounts payable to related parties                     2,815,302      412,540
 Accrued interest                                        2,381,545      919,450
                                                      ------------  -----------
     Total current liabilities                         108,375,688    2,317,681
                                                      ------------  -----------
 Long-term liabilities:
  Notes payable                                         57,984,462   37,126,985
  Accrued interest                                             --       423,363
                                                      ------------  -----------
     Total long-term liabilities                        57,984,462   37,550,348
                                                      ------------  -----------
Commitments and contingencies (Notes 15 and 16)
                                                      ------------  -----------

                                                      ------------  -----------
Partners' Capital
  Limited partners' capital (2903.1 units issued
   and outstanding in 1999 and 2,826.1 in 1998)         73,039,616   70,975,000
  General partner's capital                                100,000      100,000
  Undistributed losses
    Accumulated during development stage               (48,704,525  (40,162,198)
    Operations                                         (13,652,431           --
                                                      ------------  -----------
     Total partners' capital                            10,782,660   30,912,802
                                                      ------------  -----------
     Total liabilities and partners' capital          $177,142,810  $70,780,831
                                                      ============  ===========

   The accompanying notes are an integral part of these financial statements.

CLEARCOMM, L.P.
Consolidated Statement of Revenues and Expenses
December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------------------------------

                                                       Year ended        Year ended        Year Ended
                                                      December 31,       December 31,      December 31,
                                                          1999              1998               1997
                                                          ----              ----               ----
Revenues:
  Service revenues                                     $ 4,950,769
  Handset and accesories sales                           2,357,790
  Interest income                                          832,006     $     324,232       $     495,614
                                                       -----------     -------------       -------------

                                                         8,140,565           324,232             495,614
                                                       -----------     -------------       -------------

Operating cost and expenses:

  Cost of handset and accesories                         4,430,637
  Interconnection expense                                  444,285
  Sales and dealers commissions                          1,646,827
  Salaries and benefits                                  5,128,280         1,331,605             730,828
  Advertising expense                                    3,809,056            24,514               7,350
  Legal and professional services                        2,144,349         2,088,128           3,053,197
  Depreciation and amortization                          2,957,683            71,625              26,192
  Interest expenses                                      2,263,002             5,749               2,948
  Rent expense                                           1,824,026           225,115             102,329
  Other expenses                                         2,564,352           837,215             855,942
  Management fee to General Partner                        142,108           360,452             369,643
  Consulting and legal services rendered
    by related parties                                   2,980,718           757,785           8,291,492
  Settlement credit on legal disputes with
    related parties                                             --        (2,090,876)                 --
  Bid withdrawl penalty credit (Norfolk, Virginia)              --        (2,848,374)
  License cost forfeiture after
     disaggregation, prepayment
     and amnesty options offered
     by the FCC                                                 --        10,989,972
                                                      ------------      ------------        ------------
                                                        30,335,323        11,752,910          13,439,921
                                                      ------------      ------------        ------------
Net loss                                              $(22,194,758)     $(11,428,678)       $(12,944,307)
                                                      ============      ============        ============
Net loss attributable to General partner              $ (5,548,689)     $ (2,857,169)       $ (3,236,077)
                                                      ============      ============        ============
Net loss attributable to Limited partners
  ($5,888.24, $3,033.08 and $3,495.95 per limited
  partnership unit in 1999, 1998 and 1997
  respectively)                                       $(16,646,069)     $ (8,571,509)       $ (9,708,230)
                                                      ============      ============        ============

     The accompany notes are in integral part of these financial statements.

CLEARCOMM, L.P.
Consolidated Statement of Cash Flows
December 31, 1999, 1998 and 1997
---------------------------------------------------------------------------------------------------------------------------
                                                               Year ended              Year ended              Year ended
                                                              December 31,            December 31,             December 31,
                                                                 1999                    1998                     1997
                                                              ------------            ------------             ------------
Cash flows from operating activities:
   Net loss                                                   $(22,194,758)           $(11,428,678)            $(12,944,307)
                                                              ------------            ------------             ------------
Adjustments to reconcile net loss for the period
 to net cash used by operating activities:
   Depreciation and amortization                                 2,957,683                  71,625                   26,192
   Bad debt expense                                                625,000
   License cost forfeited after disaggregation, prepayment
    and amnesty options offered by the FCC                                              10,989,972
   Increase in accounts receivable                              (2,236,043)             (1,633,024)
   Increase in inventories                                      (9,201,823)
   (Increase) decrease in prepaid expenses                        (300,296)                  8,312                   (8,163)
   Increase in deposits                                                                                             (25,000)
   (Decrease) in payable to FCC                                                                                  (1,000,000)
   Increase (decrease) in accounts payable
    and accrued liabilities                                     14,145,643                (393,711)                 733,628
   Increase in accrued interest                                  1,038,732
   Increase (decrease) in accunts payable to related parties     2,402,762                (277,578)                  48,650
                                                              ------------            ------------             ------------
          Total adjustments                                      9,006,658               8,765,596                 (224,693)
                                                              ------------            ------------             ------------

          Net cash used by operating activities                (12,763,100)             (2,663,082)             (13,169,000)
                                                              ------------            ------------             ------------

Cash flows from investing activities:
   Acquisition of fixed assets                                  (3,486,128)
   Increase in license cost                                     (2,494,495)
   FCC auction deposit returned                                                                                  11,039,543
   Bid withdrawal payment                                                               (2,848,374)
   Other assets                                                                             (9,861)                 (91,915)
                                                              ------------            ------------             ------------
          Net cash (used) provided by investing activities      (5,980,623)             (2,858,235)              10,947,628
                                                              ------------            ------------             ------------

Cash flows from financing activities:
   Capital investment by partners                                1,083,616                   6,000                2,979,000
   Proceeds from issuance of note payable                       19,960,000
   Decrease in restricted cash                                                                                    6,511,250
                                                              ------------            ------------             ------------
          Net cash provided by financing activities             21,043,616                   6,000                9,490,250
                                                              ------------            ------------             ------------

Net increase (decrease) in cash and cash equivalents             2,299,893              (5,515,317)               7,268,878

Cash and cash equivalents at beginning of period                 4,246,412               9,761,729                2,492,851
                                                              ------------            ------------             ------------
Cash and cash equivalents at end of period                    $  6,546,305            $  4,246,412             $  9,761,729
                                                              ============            ============             ============

   The accompanying notes are an integral part of these financial statements.

CLEARCOMM, L.P.
Consolidated Statement of Changes in Partners' Capital Accounts
December 31, 1999, 1998 and 1997
-----------------------------------------------------------------------------------------------------
                                                    Limited Partners
                                                  ---------------------     General
                                                  Units        Amount       Partner         Total
                                                  -----        ------       -------         -----
Balance (deficit) at December 31, 1996            2,719.6   $56,148,091   $(3,847,304)    $52,300,787

Capital invested in 1997                            106.3     2,979,000                     2,979,000

Share of undistributed losses                                (9,708,230)   (3,236,077)    (12,944,307)
                                                  -------   -----------  ------------     -----------
Balance (deficit) at Decmeber 31, 1997            2,825.9    49,418,861    (7,083,381)     42,335,480

Capital invested in 1998                              0.2         6,000                         6,000

Share of undistributed losses                                (8,571,509)   (2,857,169)    (11,428,678)
                                                  -------   -----------  ------------     -----------
Balance (deficit) at December 31, 1998            2,826.1    40,853,352    (9,940,550)     30,912,802

Capital invested in 1999                             77.0     2,065,616            --       2,064,616

Share of undistributed losses                           -   (16,646,069)   (5,548,689)    (22,194,758)
                                                  -------   -----------  ------------     -----------
Balance (deficit) at December 31, 1999            2,903.1   $27,271,899  $(15,489,239)    $10,782,660
                                                  =======   ===========  ============     ===========

   The accompanying notes are an integral part of these financial statements.

CLEARCOMM, L.P.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------
1.       Reporting Entity

ClearComm, L.P. (the "Partnership") is a limited partnership organized on January 24, 1995 under the laws of the State of Delaware. The Partnership was formed to file applications with the Federal Communications Commission ("FCC") under personal communications service ("PCS") frequency Block C, originally restricted to minorities, small businesses and designated entities, to become a provider of broadband PCS. The Partnership will terminate on December 31, 2005, or earlier upon the occurrence of certain specified events as detailed in the Partnership Agreement.

SuperTel Communications Corp. ("SuperTel"), a Puerto Rico corporation, is the General Partner. It total shares of the income and losses of the Partnership is 25% as per the Partnership's Agreement. Approximately 1,600 limited partners also invested in the Partnership through a private placement.

As discussed in Note 10, on January 22, 1997, the Partnership was granted the PCS Block C licenses for Puerto Rico and certain western states of the United States.

During 1997 the Partnership organized the following wholly-owned subsidiaries:
ClearComm West, LLC, ClearCorp., LLC, CommClear, LLC and ClearComm de Puerto Rico. These companies are inactive.

On March 3, 1999, the Partnership entered into an agreement with Telefonica Larga Distancia De Puerto Rico, Inc. ("TLD"). Among the most important provisions of this agreement are the following:

         o The Partnership transfered all of its Puerto Rico Licenses, including its related FCC debt to NewComm Wireless Services, Inc. ("NewComm"), a newly organized company owned by the Partnership.
         o TLD contributed approximately $20 million dollar to NewComm by means of a secured convertible promissory note payable ("promissory note"). The promissory note is secured by a security agreement pursuant to which a security interest is imposed upon NewComm assets, a Partnership guarantee and a pledge agreement.
         o Once certain regulatory and other requirements are met, the note will be exchanged for NewComm's common stock shares representing approximately 49.9% of NewComm equity. TLD has the option to buy an additional .2% which would bring its ownership to 50.1% subject to certain conditions.
         o Entered into certain management and technology transfer agreements.

In September 1999 NewComm commenced providing PCS services in Puerto Rico.

The accompanying consolidated financial statements include the accounts of the Partnership and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.       Summary of Significant Accounting Policies

         The following summarizes the most significant accounting policies followed in the preparation of the accompanying consolidated financial statements:

         Use of Estimates in Preparation of Financial Statements

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Basis of Accounting and Fiscal Year

         The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. The fiscal year of the Partnership ends on December 31.

         Cash Equivalents

         The Partnership considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1999 consists of shares in a money market account of $5,413,000 (1998 - $4,217,000).

         Inventories

         Inventory is recorded at the lower of cost on market on the basis of average cost. Inventories consist of handsets, accessories and prepaid cards for sale to subscribers. Handsets are transferred to property and equipment at cost at the time these are rented.

         PCS Licenses

         PCS licenses are recorded at cost. PCS licenses currently in use are being amortized over their estimated life of twenty-years while PCS licenses not yet in use will be amortized over the estimated life of the licenses once the related PCS network is ready for its intended use. The Partnership capitalized the interest related to the debt pertaining to the PCS licenses during the network construction period. Such capitalization was discontinued at the time NewComm's commercial operations began in September 1999.

         The licenses expire in January 2007, however, FCC rules provide for renewal expectancy provisions. The Partnership expects to exercise the renewal provisions.

         Accounting for Impairment of Long-lived Assets

         The Partnership continually evaluates its long-lived assets to determine whether current events and circumstances warrant adjustment to the carrying values or amortization periods. The Partnership measures impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition must be made. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

         Property and Equipment


         Property and equipment are recorded at cost. Major replacements and improvements are capitalized while general repairs and maintenance are charged to expense as incurred.

         Depreciation is computed using the straight-line method over the estimated useful life of the asset commencing from the time they are placed into service or the terms of the lease, if shorter, for leasehold improvements. Upon retirement or sale, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.

         Estimated useful lives are as follows:
                                                                 Years

           Network infrastructure equipment                       10
           Handsets held by customer                               1
           Computer and office equipment                           5
           Leasehold improvements                               5-10
           Vehicles                                                5

         Revenue Recognition

         Usage and access charges are recorded as revenue based on the amount of communications services rendered. Communications services are measured by subscriber usage and fees less collectiblity allowances and discounts. Sale of handsets and accessories are recognized upon shipment or point-of-sale. Rental revenue is billed and recognized on a monthly basis.

         Allowance for Doubtful Accounts

         Allowance for doubtful accounts provides for estimated losses on accounts receivable. The allowance is established based upon a review of the aggregate accounts, loss experience, economic condition and other pertinent factors. Account losses are charged and recoveries are credited to the allowance for doubtful accounts.

         Advertising Costs

         The Partnership expenses production costs of print, radio and television advertisements and other advertising costs as such costs are incurred.

         Income Taxes

         In accounting for income taxes the Partnership uses an asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is recognized for any deferred tax asset for which, based on management' s evaluation, it is more likely than not (a likelihood of more than 50%) than some portion or all the deferred tax asset will not be realized.

         Net Loss Per Limited Partnership Unit

         Net loss per limited partnership unit is computed by dividing net loss for the period by the weighted-average number of limited partnership units outstanding during the period which for 1999 was 2,827 (2,826 and 2,777 in 1998 and 1997, respectively).

         Fair Value of Financial Instruments

         The carrying amount of the Partnership's financial instruments (cash and cash equivalents, accounts payable and accrued liabilities) are considered reasonable estimates of fair value due to the short period to maturity.

         Management believes, based on current interest rates, that the fair value of its notes payable approximates the carrying amount.

         Reclassifications

         Certain reclassifications have been made to the 1998 and 1997 financial statements to conform with the 1999 presentation.

3.       Financing Requirements

         The Partnership commenced operations in September 1999 and is likely to incur operating losses until such time as its subscriber base generates revenue in excess of the Partnership's expenses. Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by other means than its revenues.

         As part of the agreement with TLD, NewComm entered into contracts with Lucent Technologies, Inc. ("Lucent") which requires them and other parties to build a network that uses Code Division Multiple Access ("CDMA") protocol. It is expected that the total cost will approximate $125 million.

         Management has evaluated several alternatives for obtaining permanent financing for paying the cost of the network and is considering accepting one of the alternatives offered by two banks that provide for a bridge financing of approximately $60 million and a permanent financing of approximately $150 million. The financing agreement for the permanent financing requires that the Partnership and TLD contribute approximately $25 million each in equity, respectively.

         Management believes that the Partnership will comply with all the requirements for obtaining the permanent financing and believes that cash and cash equivalents on hand, anticipated growth in revenues, vendor financing and the permanent financing will be adequate to fund its operations through the end of 2000.

         Each of the Partnership's C-Block licenses is subject to an FCC requirement that the Partnership construct network facilities that offer coverage to at least one-third of the population in the market covered by such license within five years following the grant of the applicable license and to at least two-third of the population within ten years following the grant. Although the Partnership's buildout plan calls for to exceed these minimum requirements, failure to comply with these requirements could result in the revocation of the related licenses or the imposition of fines on the Partnership by the FCC. Therefore, delays in constructing its PCS network for licenses granted for markets outside Puerto Rico could have a material adverse effect on the Partnership's financial conditions and results of operations.

4.       Allowance for Doubtful Accounts

         The movement for the allowance for doubtful accounts follows:

           Balance at December 31, 1998                           $     --
           Bad debt provision for 1999                             625,000
                                                                  --------
                                                                  $625,000
                                                                  ========

5.       Inventories

         At December 31, 1999, inventories consist of:

          CDMA handsets                                          $8,957,797
          Accessories and other                                     244,026
                                                                 ----------
                                                                 $9,201,823
                                                                 ==========

6.       Licenses

         At December 31, licenses consist of:

                                                         1999           1998
                                                         ----           -----

          PCS licenses in use                        $52,696,295
          Current amortization                          (606,164)
                                                     -----------
                                                      52,090,131

          PCS licenses not yet in use                 15,453,189    $64,757,512
                                                     -----------    -----------
                                                     $67,543,320    $64,757,512
                                                     ===========    ===========

7.       Property and Equipment

         At December 31, property and equipment consist of:

                                                         1999           1998
                                                         ----           -----

          Network infrastructure equipment           $53,649,250
          Leasehold improvements                       2,332,650
          Handsets rented to customers                 6,118,149
          Computer and office equipment                3,883,247        $81,465
          Vehicles                                       497,527
                                                     -----------        -------
                                                      66,580,823         81,465
          Accumulated depreciation and amortization   (2,333,024)       (62,970)
                                                     -----------        -------
                                                      64,247,799         18,495
          Network under construction                  24,952,812             --
                                                     -----------        -------
                                                     $89,200,611        $18,495
                                                     ===========        =======

8.       Accounts Payable and Accrued Liabilities

         At December 31, accounts payable and accrued liabilities consist of:

                                                              1999       1998
                                                              ----       -----

          Accounts payable - Network construction costs  $ 82,919,119

          Accounts payable trade                           13,190,324

          Other accounts payable and accrued liabilities    7,069,398   $985,691
                                                         ------------   --------
                                                         $103,178,841   $985,691
                                                         ============   ========

         The payment terms with Lucent require payment on due dates ranging from 60 to 365 days after invoice has been submitted to the Partnership. Amount payable at December 31, 1999 is presented as accounts payable network construction costs.

9.       Long-Term Notes Payable

         Long-term notes payable consist of:
                                                         1999           1998
                                                         ----           -----

          Notes payable -- FCC                       $38,024,462    $37,126,985
          Notes payable -- TLD                        19,960,000             --
                                                     -----------    -----------
                                                     $57,984,462    $37,126,985
                                                     ===========    ===========

         FCC Notes

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

         The original payment term provided for paying interest only for the first six years starting in April 1997 and both interest and principal for the remaining four years starting in April 2003. Although in March 1997 the FCC suspended the deadline for commencing the payments, the Partnership accrued the interest on the notes.

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

              As result of the elections made by the Partnership, the FCC forfeited approximately $10,990,000 which has were charged to operations in 1998.

              The notes payable to the FCC are payable as follows:

              o    Quarterly interest payments of $834,268 through April 2003.

              o Quarterly principal and interest payments of $3,669,768 from April 2003 through January 2007.

         TLD Notes

         The secured promissory note ("Promissory Note") payable to TLD bears interest at the floating rate of the 90 days London Interbank Offer Rate (LIBOR) plus 1-1/2% (6.79% at December 31, 1999) and is due in March 2004. The principal amount of the Promissory Note is convertible into NewComm's shares of common stock, as follows: (i) shares of the NewComm's Class A Common Stock in an amount equal to thirty-three and one third percent (33-1/3%) of NewComm's issued and outstanding Class A Common Stock held by the Partnerhip, and (ii) shares of NewComm's Class B Common Stock in an amount equal to forty-nine point seven percent (49.7%) of all issued and outstanding shares of Class A Common Stock of NewComm (including the Class A Common Stock issued to TLD upon conversion of the Promissory Note). Upon the issuance of the FCC approval, TLD shall surrender the Promissory Note to NewComm, duly endorsed for cancellation, and NewComm shall issue (i) the certificates evidencing the number of shares of Class A Common Stock and Class B Common Stock into which the Promissory Note is convertible, as set forth herein, and (ii) a promissory note in a principal amount equal to the accrued interest on the Promissory Note as of such date)(the Interest Note). The Interest Note will be non-interest bearing and the principal amount may be converted into additional shares of NewComm's stock. Because of restrictions on the PCS licenses, the Promissory Note cannot be converted until the FCC authorizes TLD to hold more than a 25% equity interest in NewComm.

         The Partnership has the option to buy out TLD in the last year before the restrictions on the Puerto Rico licenses lapse at an amount equal to the higher of 150% of the principal plus accrued interest on the Promissory Note at the time of the transaction, or 125% of the fair market value of NewComm's shares.

         At December 31, 1999, future principal installments due on the FCC and TLD notes payable are as follows:


                        Year                                       Amount
                        ----                                       ------

                        2003                                   $ 8,655,000
                        2004                                    32,154,000
                        Thereafter                              30,201,623
                                                               -----------

                                                                71,010,623
                          Less - Discount on FCC notes         (13,026,161)
                                                               -----------

                                                               $57,984,462
                                                               -----------

         On January 31, 2000 the agreement with TLD discussed in Note 1 was amended. Under the amendment, TLD provided NewComm a revolving line of credit of approximately $30 million for working capital.

         The amounts advanced under such line of credit will bear interest of 3% over the LIBOR rate, are secured under the same terms of the original note of $20 million and will mature on July 31, 2000.

10.      Bid Withdrawal Payment and Penalty

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

         On November 16, 1998 (the "Effective Date"), the Partnership, SuperTel, Romulus and other parties signed a Settlement Agreement (the "Settlement Agreement") which seeked to resolve certain legal actions, claims and controversies among the parties. On January 11, 1999, the FCC approved the Settlement Agreement which provided, among other things, for the following:

         1. At closing date, Romulus and all other appropriate parties shall cause to pay the Partnership from the escrow trust account maintained in Romulus' name the amount of $1,500,000.

         2.       Issuance of certain shares by SuperTel, the General Partner.

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

11.      Partners' Capital

         At December 31, 1999, the limited partners' capital consisted of 2,903.1 units (consisting of 2,601.5 units and 1,508 one-fifth units) (1998 - 2,826.1 units, consisting of 2,601.5 units and 1,123 one-fifth units) distributed among approximately 1,600 limited partners.

         The Partnership raised $2,064,616, net of related expense of $245,384, in an offering that ended on December 31, 1999. The Partnership issued 77 units (consisting of 385 units of one-fifth units). The suscription receivable balance outstanding at December 31, 1999 was collected in early January 2000.

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

12.      Related Party Transactions

         In 1999, the Partnership incurred legal and consulting expenses paid to limited partners and members of the Board of Directors and shareholders of the General Partner amounting to approximately $1,720,000 (1998 - $758,000; 1997 - $8,291,000, including $6.5 million recognized as a result of obtaining the PCS licenses).

         The Partnership Agreement, as amended, provides for payment of a management fee to its General Partner, equal to the reasonable costs of operating the business of the Partnership, plus 10% of such aggregate amount, which fee shall be payable monthly, on the first day of each month during the year. Expenses reimbursed include, but are not limited to, compensation costs and expenses related to the officers, directors, and employees in the performance of their duties. In connection with this agreement, the General Partner billed approximately $142,000 in 1999 (1998 - $360,000; 1997 - $379,000) for these services.

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

13.      Agreements with TLD

         Besides the transactions and commitments entered with TLD, as disclosed in the previous notes to financial statements, NewComm entered into a management agreement with TLD whereby TLD has agreed to combine its experience, know-how, synergies and resources in the development, preparation and implementation of NewComm business policies and organization in all major areas of operations. As part of this management agreement, TLD agrees to advice NewComm in establishing and developing the NewComm's strategic business policies, technical consultation in connection with the design and development of networks, equipment selection, quality controls, billing platforms, customer service and in new services and products. NewComm is responsible for all salaries, wages, benefits, expenses and any other compensation of the officers, employees or agents selected by TLD in connection with its management services. This management agreement calls for NewComm to pay an annual fee (payable quarterly in arrears) based on the higher of 9% of the NewComm's earnings before interest, taxes, depreciation and amortization ("EBITDA") or $750,000. The initial term of this management agreement is five years and is automatically renewable.

         Also, NewComm entered into a services agreement with TLD, whereby TLD will provide support to NewComm in the areas of legal consultation, public relations, management informations systems and general services. The services agreement is for one year and calls for monthly payments to TLD in the amount of $116,014.

         Simultaneously with the agreement mentioned above, NewComm entered into a technology transfer agreement with Telefonica Internacional, S.A. ("TISA"), an affiliate of TLD, whereby TISA granted NewComm the right to use, during the term of this agreement, all patents, trademarks, processes, planning resources, models, designs and, in general, all other intellectual property belonging to TISA (collectively, the Technology), which is deemed necessary for the efficient operation and development of the business of NewComm. NewComm shall pay TISA all costs incurred, directly, or indirectly by virtue of granting NewComm the right to utilize the Technology. In consideration for the right to use the Technology, NewComm shall pay an annual fee (payable quarterly in arrears) equal to one percent (1%) of the NewComm's gross revenue as of the end of the previous year. NewComm shall be responsible for all taxes, withholdings or similar deductions due on the fee. The initial term of this agreement is five years and is automatically renewable.

         Total amount charged by TLD and its affiliates during the year ended December 31, 1999 for the above agreements and other charges amounted to approximately $2,410,000.

14.      Income Tax

         The Partnership, as a limited partnership, is not subject to income tax and the tax effect of its activities accrues to the partners. NewComm, as a regular corporation is subject to income tax on its operations.

         Taxable income to the General and Limited Partners differs from that reported in the statement of revenues and expenses mainly due to different treatment of operational expenses incurred since inception for tax and book purposes and to NewComm's losses. The Partnership's operating expenses were deferred for tax purposes creating a temporary difference for the partners.

         Some of these expenses will be amortized over a period not exceeding 5 years. The taxable income for the partners is determined as follows:

                                                             1999              1998              1997
                                                             ----              ----              ----
         Net loss per books                             $(22,194,758)     $(11,428,678)     $(12,944,307)
         Add:
           Operating expenses deferred until the
           Partnership began operations                           --        11,752,910        13,439,921
           NewComm's losses                               20,914,122
                                                        ------------      ------------      ------------

         Taxable (loss) income                          $ (1,280,636)     $    324,232      $    495,614
                                                        ------------      ------------      ------------

Total operating expenses deferred through December 31, 1999 amounted to approximately $42.3 million. There are no other significant differences between taxable income (loss) for the partners and the net loss reported in the statement of revenues and expenses.

At December 31, 1999, NewComm has an operating loss carryforward amounting to approximately $20,300,000. This loss is available to offset future Puerto Rico taxable income and expires in 2006. Due to the uncertainty surrounding the realization of the related deferred tax asset, the Partnership has provided a valuation allowance against, its otherwise recognizable deferred tax asset.

15.      Contingency

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

A company that also provides PCS services in Puerto Rico has filed a petition with the FCC challenging the agreement with TLD. The company alleges that the agreement with TLD violates the current FCC regulatory requirements regarding foreign ownership of telecommunications companies. The FCC has not issued a final determination. Management believes that the final disposition of this matter will not have a material adverse effect on the Partnership's financial position or results of operations.

16.      Commitments

         The Partnership thru NewComm is committed under various operating lease agreements for its office space as well as various sites for communication equipment and stores under different terms and conditions. Minimum annual rental commitments at December 31, 1999, are as follows:

               Year                                    Amount

               2000                                 $ 2,426,000
               2001                                   2,383,000
               2002                                   2,388,000
               2003                                   2,392,000
               2004                                   2,320,000
               Thereafter                               921,000
                                                    -----------
                                                    $12,830,000
                                                    -----------

         Rent expense for the year ended December 31, 1999 was approximately $1,825,000 (1998 - $225,000, 1997 - $100,000).

         At December 31, 1999, the Partnership had commitments relating to the construction of its network amounting to approximately $5,100,000.

17.      Supplementary Cash Flows Information

         Interest paid during the year ended December 31, 1999 was approximately $3,700,000. No interest was paid in 1998 or 1997.

         Non-cash investing and financing activities include the following:

         1999

         >>    Network construction costs not yet paid $88,047,000.
         >>    Limited partners capital contribution not yet collected $981,000.

         1998

         >> Capitalization of interest paid with FCC disaggregation and bid withdrawal credit of approximately $3,335,000.
         >>   Capitalization of interest not yet paid of approximately
              $1,191,000.
         >> Forgiven FCC notes payable and accrued interest after disaggregation, prepayment and amnesty options elected for approximately $160,301,000 and $15,826,000, respectively.
         >> Payment of FCC notes payable with FCC amnesty credit of approximately $13,908,000.

         1997

         >> The Partnership acquired licenses with notes payable amounting to $210,143,476 and capitalized interest not yet paid of approximately $25,672,000.

SUPERTEL COMMUNICATIONS CORP.

Report and Financial Statements
December 31, 1999 and 1998

                        Report of Independent Accountants


To the Board of Directors of
SuperTel Communications Corp.


In our opinion, the accompanying balance sheet and the related statements of revenues and expenses and deficit and of cash flows present fairly, in all material respects, the financial position of SuperTel Communications Corp. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP


San Juan, Puerto Rico
March 29, 2000


Stamp 1603294 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

SUPERTEL COMMUNICATIONS CORP.
Balance Sheet
December 31, 1999 and 1998
-------------------------------------------------------------------------------------------------
                                                                           1999            1998
                                                                           ----            ----

                                     Assets
Assets:
    Cash                                                                   1,933         $  4,143
    Accounts receivable from affiliated company                          106,905          103,057
    Prepaid income tax                                                     2,760
                                                                        --------         --------

        Total assets                                                    $111,598         $107,200
                                                                        ========         ========

                      Liabilities and Stockholders' Equity

Liabilities:
    Accounts payable to officers and directors                          $ 29,744         $    369
    Accounts payable to affiliate                                             --           30,997
    Income tax payable                                                        --            5,090
    Note payable to affiliate, including accrued
     interest of $17,749 in 1998                                              --          117,749
                                                                        --------         --------

        Total liabilities                                                 29,744          154,205
                                                                        --------         --------

    Contingencies (Note 9)

Stockholders' equity:
    Common stock, no par value, 100,000 shares authorized in 1999 and 1998, 100,000 shares issued and outstanding in 1999
     (1998 - 86,000 shares)                                                1,000            1,000
    Paid in capital                                                      148,746
    Accumulated deficit                                                  (67,892)         (48,005)
                                                                        --------         --------

        Total stockholders' equity (deficiency)                           81,854          (47,005)
                                                                        --------         --------

Total liabilities and stockholders' equity                              $111,598         $107,200
                                                                        ========         ========

   The accompanying notes are an integral part of these financial statements.

SUPERTEL COMMUNICATIONS CORP.
Statement of Revenues and Expenses and Deficit
Years Ended December 31, 1999 and 1998
-------------------------------------------------------------------------------------
                                                             1999               1998
Revenues:
    Management fees                                        $141,898          $360,452
                                                           --------          --------

Expenses:
    Directors' fees                                         156,250           278,680
    Travel expenses                                              --            40,970
    Interest expense                                             --             7,000
    Other general and administrative expenses                 5,535             8,033
                                                           --------          --------

        Total expenses                                      161,785           334,683
                                                           --------          --------

(Loss) income before income taxes                           (19,887)           25,769

Provision for income taxes                                       --            (6,590)
                                                           --------          --------


Net (loss) income                                           (19,887)           19,179

Deficit at beginning of period                              (48,005)          (67,184)
                                                           --------          --------

Deficit at end of period                                   $(67,892)         $(48,005)
                                                           ========          ========

   The accompanying notes are an integral part of these financial statements.

SUPERTEL COMMUNICATIONS CORP.
Statement of Cash Flows
Years Ended December 31, 1999 and 1998
----------------------------------------------------------------------------------------
                                                                      1999        1998
                                                                      ----        ----
Cash flows from operating activities:
    Net (loss) income                                              $(19,887)    $ 19,179
                                                                   --------     --------
    Adjustments to reconcile net (loss) income to
     net cash provided (used) by operating activities:
      (Increase) decrease in accounts receivable
       from affiliated Company                                       (3,848)      47,547
      Increase (decrease) in accounts and interest payable           29,375      (64,250)
      (Decrease) increase in income tax payable                      (7,850)       1,376
                                                                   --------     --------

        Total adjustments                                            17,677      (15,327)
                                                                   --------     --------

Net cash (used) provided by operating activities and
      net (decrease) increase in cash                                (2,210)       3,852

Cash at beginning of period                                           4,143          291
                                                                   --------     --------

Cash at end of period                                              $  1,933     $  4,143
                                                                   ========     ========

   The accompanying notes are an integral part of these financial statements.

1.       Reporting Entity and Summary of Significant Accounting Policies

         Reporting Entity

         SuperTel Communication Corp. (the "Company" ) was organized on June 7, 1996 under the laws of Puerto Rico. It was created to serve as General Partner of ClearComm, L.P. (the "Partnership").

         Most of the Company's transactions are related to the administration of the Partnership, a limited partnership organized on February 14, 1995 under the laws of the State of Delaware, for which the Company serves as the general partner since June 18, 1996. On January 22, 1997, the Partnership was granted the PCS Block C licenses for Puerto Rico and certain western states of the United States. On March 3, 1999, the Partnership entered into an agreement with Telefonica Larga Distancia Puerto Rico, Inc. ("TLD"). Among the most important provisions of this agreement are the following:

         o The Partnership transfered all of its Puerto Rico licenses, including its related FCC debt to NewComm Wireless Services, Inc. ("NewComm"), a newly organized company owned by the Partnership.
         o TLD contributed approximately $20 million to NewComm by means of a secured convertible promissory note payable ("promissory note"). The promissory note is secured by a security agreement pursuant to which a security interest is imposed upon NewComm assets, a Partnership guarantee and a pledge agreement.
         o Once certain regulatory and other requirements are met, TLD will own approximately 49.9% of NewComm equity. TLD has the option to buy an additional .2% which would bring its ownership to 50.1% subject to certain conditions.
         o Entered into certain management and technology transfer agreements.

         In September 1999 NewComm commenced providing PCS services in Puerto Rico.

         The Company is entitled to 25% of all distributions made by the Partnership.

         The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States. The following summarizes the most significant accounting policies followed in the preparation of the accompanying financial statements:

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

         Cash Equivalents

         The Company considers highly liquid investments with maturity of three months or less, at the time of purchase, to be cash equivalents. No cash equivalents were held by the Company at December 31, 1999 and 1998.

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

2.       Investment in Partnership

         Originally the Company acquired its investment in the Partnership for $100,000. Such investment is carried at equity and was written-down to zero in 1996. As of December 31, 1999, the Company's investment in the undistributed losses of the Partnership amounted to approximately $15,489,000 (1998 -$9,940,000).

3.       Related Party Transactions

         The partnership agreement with ClearComm, L. P., as amended, provides for payment of a management fee to its general partner, equal to the reasonable costs of operating the business of the Partnership, plus 10% of such aggregate amount, which fee shall be payable monthly, on the first day of each month during the year. Expenses reimbursed include, but are not limited to, compensation costs, and expenses related to officers, directors, and employees in the performance of their duties. During 1999, fees billed amounted to approximately $142,000 (1998 - $360,000).

         All other related party transactions are advances from/to affiliated companies made in the ordinary course of business.

4.       Note Payable

         At December 31, 1998, note payable consists of a nonrecourse promissory note due to an affiliate amounting to $100,000, bearing interest at 7%.

5.       Income Tax

         Under the provisions of the Puerto Rico Tax law, the loss on the investment in partnership is not deductible until it is finally determined that the investment is worthless for tax purposes. No deferred tax asset has been recognized for this loss due to its uncertainty.

6.       Capital

         The Company is authorized to issue 1,000 shares of restricted non-voting preferred stock without par value. The preferred shares are divided into classes, from A to J with 100 shares each class and upon their issuance the Company has the option to redeem them at their issuance price plus accrued dividends. At December 31, 1999, none of the preferred shares had been issued.

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

         At December 31, 1998 and 1997, the Company had 19,600 warrants outstanding. Each warrant had the right to buy a share of the Company's restricted voting common stock at the nominal value of ten cents. Such warrants were converted to common stock in 1999 as part of the settlement mentioned in Note 8.

7.       Supplemental Cash Flow Information

         During the year ended December 31, 1999, the Company paid income tax amounting to approximately $7,850 (1998 - $5,200).

         As part of the settlement discussed in Note 8, note payable and accounts payable to affiliate of $148,746 were deemed to be settled.

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

         On November 16, 1998 (the "Effective Date"), the Company, the Partnership, Romulus and other parties signed a Settlement Agreement (the "Settlement Agreement"). The Settlement Agreement seeks to resolve certain legal actions, claims and controversies among the parties. On January 11, 1999, the FCC approved the Settlement Agreement which provided, among other things, for the following:

         1. At closing date, Romulus and all other appropriate parties shall cause to pay to the Partnership, from the escrow trust account maintained in Romulus' name the amount of $1,500,000.

         2. Issuance by SuperTel of certain shares and settlement of note and accounts payable to affiliate.

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

Fred H. Martinez, Director and Chairman of the Board, age 55, has been chairman of the board of trustees of the University of Puerto Rico from 1993 to 1999. Mr. Martinez is co-managing partner of Puerto Rico's third largest law firm. During 1977 to 1979, Mr. Martinez was director of the Puerto Rico Income Tax Bureau, member of the Governor's Economic Advisory Council, chairman, Committee on
Section 936, Government of Puerto Rico, assistant secretary of the treasury, Internal Revenue, PR Treasury Department (1978- 1979), president, Tax Committee, PR Chamber of Commerce (1978-1979). In 1993 he was chairman of the board of the Solid Wastes Management Authority, Government of PR. Mr. Martinez has extensive experience in contract negotiations, corporate and tax law, and in directing major institutions. He holds a B.S. in Economics from Villanova University
(1967), an LL.B. (law) from the University of Puerto Rico (1971), and an LL.M (taxation) from Georgetown University (1972).

Javier O. Lamoso, President, age 35, has had extensive experience in the telecommunications industry and has been responsible for developing, negotiating and overseeing numerous strategic operational, economic and political aspects of the cellular telephone industry, including cell-site acquisition, environmental impacts, leasing contractual arrangements and inter-company relations with other operating telecommunications organizations, including interexchange carriers and local telephone companies. Until 1994, Mr. Lamoso acted as counsel to the Puerto Rico Cable Operators Association in various matters which include the negotiation of rates and levies and the drafting of new legislation. From 1986 to 1987 Mr. Lamoso held a non-legal position in the corporate finance department of Simpson, Thacher & Bartlett, and was involved with the 1987 successful external debt restructuring of Chile. He holds a B.A. in Political Science/ Economics from Fordham University (1986), and a J.D. in law from the University of Puerto Rico (1990).

Gary H. Arizala, Director, age 61, is an entrepreneur and successful businessman. Mr. Arizala has experience in the cellular telephone industry serving as chairman of United Cellular Associates from 1988 to the present and of Aikane Cellular from 1991 to the present. In these capacities he directed the executive committee activities to oversee the development of the ME-3 RSA cellular telephone system which was successfully acquired by Telephone & Data Systems in early 1994. In 1972 Mr. Arizala founded Alphabetland Preschool and Kindergarten, which he owns and operates. Alphabetland provides high-quality child care and preschool education services to 350 to 400 families annually through four child care centers located on Oahu, Hawaii, and employs approximately 60 people. From 1963 to 1971, Mr. Arizala was an assistant civil engineer with the State of California responsible for utilities relocation for the State Water Project. His duties included negotiating plans and agreements with Southern California Edison, Southern California Gas, the United State Forest Service among other major private and public agencies. He is on the Guardian Advisory Council of the National Federation of Independent Businesses Hawaii Chapter, and an active member of the Chamber of Commerce and Small Business Hawaii organizations. Mr. Arizala holds a B.S. in Civil Engineering from the University of Hawaii (1963).

Margaret W. Minnich, Director, age 45, has held management and supervisory positions in finance and accounting over a 15-year period in the non-profit, manufacturing and public accounting field. She has been a member of the board of several privately-held companies and a private foundation for over eight years. From 1992 to the present, she has worked for The California Wellness Foundation and since December 1997 is serving as Treasurer and Chief Financial Officer, and is responsible for all financial reporting, accounting, budgeting and tax functions including investment performance and asset allocation review of a $1 billion investment portfolio, and managing cash flow for an annual budget exceeding $45 million. From 1984 through 1990, Ms. Minnich held several key positions with MICOM Communications Corporation, including manager of financial planning where she directed all accounting and financial functions. From 1981 to 1984, Ms. Minnich was a senior accountant with Ernst & Young, Los Angeles, specializing in electronics, aerospace and heavy industry fields. Ms. Minnich is a member of the California Society of Certified Public Accountants, the Southern California Association for Philanthropy, and serves on the boards of The Wharton Foundation and The Wealden Company. She holds a B.A. in Philosophy from the University of Southern California (1978) and an MBA in accounting from USC
(1981).

Lawrence Odell, Director and Secretary, age 51, is the co-managing partner of Puerto Rico's third largest law firm with substantial expertise in the fields of corporate finance, administrative law, securities and banking. He is a member of the Trial Lawyers Association of America, served as a member of the Inter-American Law Review from 1973 to 1974, and has written for that publication in the past. He holds a B.A. (1971) and a J.D. (1974) from the Inter-American University of Puerto Rico, and an LL.M. in labor law from New York University (1975). Mr. Odell has served in the capacity of secretary for several major corporations, including Buenos Aires Embotelladora, S.A. (BAESA).

James T. Perry, Director, age 67, is a successful entrepreneur and businessman with substantial experience in the real estate and retail foods industries. Since 1993, Mr. Perry has purchased and sold a two-way radio license, and has been involved in several wireless communication partnerships. From 1987 to 1993, he has been general partner of Telenode Rincon, the original owner and developer of the RSA cellular telephone system for PR-1, which was successfully acquired by Cellular Communications, Inc., as well as managing other cellular telephone and telecommunications holdings. From 1959 to 1975, Mr. Perry was the president and/or owner of several successful licensed real estate firms including United Realty Group, Milwaukee, the largest black-owned real estate firm in Wisconsin, and Perry and Sherard Realty, Milwaukee, which specialized in rehabilitating and selling between 75 to 100 properties per year utilizing a staff of approximately 30 people. From 1975 to 1992, Mr. Perry owned and operated a

McDonald's franchise in Saint Louis, Missouri, and was responsible for all operations of this successful business. Mr. Perry served in the U.S. Army in Korea, and has taken extensive courses in the fields of general business and real estate. From 1988 to 1992 he was vice president of the Ronald McDonald Children's Charities, and from 1980 to 1984 he served as a member of the McDonald's Advertising Committee. His memberships include the board of directors of the Skinker DeBaliviere Business Association, Hamilton Community Schools, Saint Louis, and the admissions committee of the Milwaukee Board of Realtors. He is a past president of the Urban Brokers Association, and a director of the Multiple Listing Service.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon review of Forms 3, 4 and 5 and any amendments thereto furnished to the Registrant pursuant to Rule 16a-3(e) of the Rules of the Securities and Exchange Commission, the Registrant is not aware of any failure of any officer or director of the General Partner or beneficial owner of more than ten percent of the Units to timely file with the Securities and Exchange Commission any Form 3, 4 or 5 relating to the Registrant for 1999 except that Messrs. Martinez and Odell did not report, on a timely basis, a transaction on Form 4 in which the Martinez Odell & Calabria Pension Fund purchased a Unit.

ITEM 11.  EXECUTIVE COMPENSATION

         The Partnership is managed by the General Partner's Board of Directors and executive officers of the General Partner. The Partnership reimburses the General Partner for all reasonable expenses incurred by it in connection with managing the Partnership, including salaries and expenses of the General Partner's employees who manage the Partnership.

         The following Summary Compensation Table sets forth certain information concerning the cash and non-cash compensation earned by or awarded to the chief executive officer of the Partnership's General Partner. Other than the chief executive officer, no executive officer of the General Partner received compensation of $100,000 or more in 1999.

                                                 SUMMARY COMPENSATION TABLE


                                                       Annual Compensation                       Long-Term
                                       --------------------------------------------------      Compensation
                                                                                                  Awards
                                                                                               ------------
      Name & Principal Position        Fiscal    Salary($)   Bonus($)       Other Annual        Securities          All Other
                                         Year                             Compensation ($)      Underlying      Compensations ($)
                                                                                               Options/SAR's
---------------------------------------------------------------------------------------------------------------------------------
Javier Lamoso, President and Director  1999      $75,000        0           $18,750(1)               0            $155,000(2)
                                       1998      $85,000       $0           $25,000(1)               0            $112,900(3)
                                       1997     $125,000       $0           $25,000(1)               0             $25,000(4)

(1) Consists of director's fee.
(2) Consists of $155,000 paid in 1999 in connection with the termination of his employment agreement.
(3) Consists of $70,000 paid in 1998 in connection with the termination of his employment agreement, $15,000 car allowance and other compensation.
(4) Consists of car allowance and other compensation.


         Effective the second quarter of 1999, the director fees were reduced by half so that directors receive an annual fee of $12,500 each, other than the Chairman of the Board, Mr. Martinez, who receives an annual fee of $50,000 and Mr. Odell, who receives an annual fee of $17,500. Directors are reimbursed for their reasonable expenses in attending board meetings.

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

         The following table sets forth, as of March 30, 2000, information with respect to beneficial ownership of the Partnership's Units by: (i) all persons known to the General Partner to be the beneficial owner of 5.0% or more thereof;
(ii) each Director of the General Partner; (iii) each of the executive officers of the General Partner; and (iv) all executive officers and Directors as a group of the General Partner. All persons listed have sole voting and investment power with respect to their Units unless otherwise indicated.

Name of Beneficial Owner                          Units Beneficially Owned      Percentage Ownership
------------------------                          ------------------------      --------------------
Fred H. Martinez(1)                                         2.4                           *
Javier O. Lamoso(2)                                          0                            *
Gary H. Arizala(3)                                          2.4                           *
Margaret W. Minnich(4)                                       0                            *
James T. Perry(5)                                           2.4                           *
Lawrence Odell(6)                                           2.4                           *
All executive officers and directors of the                 7.2                           *
General Partner as a group (6 persons)

--------------

* Less than 1.0%.

(1) Mr. Martinez is Chairman of the Board of Directors of the General Partner. Mr. Martinez and Mr. Odell are Trustees of Martinez Odell & Calabria Pension Fund, which owns the Unit reflected in the table.
(2) Mr. Lamoso is President and acting Chief Executive Officer of the General Partner and a member of the Board of Directors.
(3) Mr. Arizala is a Director.
(4) Ms. Minnich is a Director. The Table does not include 12 Units held by The Wealden Company, of which Ms. Minnich is a director and vice president, and
    4.0 Units held by J.B. Wharton, Jr. Residual Trust, of which Ms. Minnich is co-trustee and a contingent beneficiary.
(5) Mr. Perry is a Director.
(6) Mr. Odell is a Director and Secretary of the General Partner. Mr. Martinez and Mr. Odell are trustees of Martinez Odell & Calabria Pension Fund, which owns the Units reflected in the table.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

General Partnership Interest

         SuperTel contributed $100,000, which entitled it to receive 100% of the Partnership's general partner interest. The general partner interest entitles the General Partner to 25% of the equity of the Partnership.
See "Item 5."

Management Fee

         The Partnership Agreement provides that the General Partner is entitled to a management fee for all reasonable operating expenses, plus 10% of such expenses. The total management fee for 1999 was approximately $142,000. The management fee is paid on a monthly basis.

Other Relationships and Transactions

         Mr. Martinez and Mr. Odell are partners of Martinez, Odell & Calabria, a law firm which provides legal services to the General Partner and the Partnership.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

         (1) Financial Statements (See Item 8 hereof)

         ClearComm, L.P.

         Report of Independent Accountants

         Consolidated Statements of Assets, Liabilities and Partners' Capital as of December 31, 1998 and 1999

         Consolidated Statement of Revenues and Expenses for years ended December 31, 1997, 1998 and 1999

         Consolidated Statement of Cash Flows for years ended December 31, 1997, 1998 and 1999

         Consolidated Statement of Changes in Partners' Capital Accounts from inception to December 31, 1999

         Notes to Consolidated Financial Statements

SuperTel Communications Corp.

         Report of Independent Accountants

         Balance Sheet for December 31, 1998 and 1999

         Statement of Revenues and Expenses and deficit for the years ended December 31, 1998 and 1999

         Statement of Cash Flows for the years ended December 31, 1998 and 1999

         Notes to Financial Statements

         (2) Financial Statement Schedules

         (3) Exhibits

Exhibit Number

      3.1 Agreement of Limited Partnership (Exhibit 3.1 of the Registrant's Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

      10.1 Form of Services Agreement between PCS 2000, L.P. and Romulus Telecommunications, Inc. (Exhibit 10.1 of the Registrant's Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

      10.2 Asset Purchase Agreement, dated as of June 18, 1996, by an between SuperTel Communications Corp. and Unicom Corporation (Exhibit 10.2 of the Registrant's Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

      10.3 Joint Venture Agreement, dated as of February 4, 1999, by and between Telefonica Larga Distancia de Puerto Rico, Inc. and ClearComm, L.P. (Exhibit 10.3 of the Registrant's Form 10-K for the year ended December 31, 1998 is hereby incorporated by reference)

      21       Subsidiaries of Registrant

      27       Financial Data Schedule

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of fiscal 1999

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

                                      ClearComm, L.P.

                                      By: SuperTel Communications Corp. General
                                          Partner


                                          By: /s/ Javier Lamoso
                                              ---------------------------
                                              Name: Javier Lamoso
                                              Title: President


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

                                                     Capacity in
               Signature                             Which Signed                               Date
               ---------                             ------------                               ----

/s/ Fred H. Martinez                     Director and Chairman of the Board               March 30, 2000
--------------------
Fred H. Martinez

/s/ Javier O. Lamoso                     Director and President                           March 30, 2000
--------------------
Javier O. Lamoso

/s/ Gary H. Arizala                      Director                                         March 30, 2000
-------------------
Gary H. Arizala

/s/ Margaret W. Minnich                  Director                                         March 30, 2000
-----------------------
Margaret W. Minnich

/s/ Lawrence Odell                       Director                                         March 30, 2000
------------------
Lawrence Odell

/s/ James T. Perry                       Director                                         March 30, 2000
------------------
James T. Perry

EXHIBIT INDEX

Exhibit
Number                          Description
------                          -----------



3.1 Agreement of Limited Partnership (Exhibit 3.1 of the Registrant's Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

10.1 Form of Services Agreement between PCS 2000, L.P. and Romulus Telecommunications, Inc. (Exhibit 10.1 of the Registrant's Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

10.2 Asset Purchase Agreement, dated as of June 18, 1996, by and between SuperTel Communications Corp. and Unicom Corporation (Exhibit 10.2 of the Registrant's Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

10.3 Joint Venture Agreement, dated as of February 4, 1999, by and between Telefonica Larga Distancia de Puerto Rico, Inc. and ClearComm, L.P. (Exhibit 10.3 of the Registrant's Form 10-K for the year ended December 31, 1998 is hereby incorporated by reference)

21          Subsidiaries of Registrant

27          Financial Data Schedule