Form 10-Q
period 2000-03-31
CLEARCOMM L P
filed 2000-05-15
CIK 1013267

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q


     (Mark One)
     /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

     / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-28362


                                 ClearComm, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Delaware                          66-0514434
            -------------------------------          ----------------
            (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)          Identification No.)


            221 Ponce de Leon Avenue Suite 1407          00917-1814
            ----------------------------------------     ----------
            San Juan, Puerto Rico                        (Zip Code)
            (Address of principal executive offices)

            Registrant's telephone number, including area code: (787) 756-0840

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                              Yes___X___     No_____

================================================================================

                                 ClearComm, L.P.


                                      INDEX


                                                                                                                       Page No.
                                                                                                                       --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Assets, Liabilities and Partners' Capital as
         of March 31, 2000 (unaudited) and December 31, 1999..............................................                3

         Consolidated Statements of Revenues and Expenses for the three month period ended
         March 31, 2000 and 1999 (unaudited)..............................................................                4

         Consolidated Statements of Cash Flows for the three month period
         Ended March 31, 2000 and 1999....................................................................                5

         Consolidated Statements of Changes in Partners' Capital Accounts for
         the three month period ended March 31, 2000 (unaudited)..........................................                6

         Notes to the Interim  Consolidated Financial Statements..........................................                7

Item 2.

         Management's Discussion and Analysis of Financial Condition and Results of Operations............                9

Item 3

         Quantitative Disclosure About Market Risk........................................................               10

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................................................12

Item 6.  Exhibits and Reports on Form 8-K................................................................................12

Signatures...............................................................................................................13

Exhibit Index............................................................................................................14


PART I   Financial Information
Item 1.  Financial Statements


                                 ClearComm, L.P.
                 CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES
                              AND PARTNERS' CAPITAL


                                                                          March 31,           December 31,
                                                                            2000                 1999
                                                                        ------------          ------------
                                                                         (Unaudited)

                              ASSETS

Current assets:
  Cash and cash equivalents                                              $ 8,706,323           $ 6,546,305
  Accounts receivable, net of allowance
      for doubtful accounts of $1,070,774 and $625,000                   10,263,092             3,244,067
  Subscription receivable from limited partners                                                    981,000
  Inventories                                                             13,662,489             9,201,823
  Prepaid expenses                                                           569,939               425,684
                                                                        ------------          ------------
    Total current assets                                                  33,201,843            20,398,879

Licenses, including capitalized interest of
  $12,174,000, net                                                        66,884,615            67,543,320
Property and equipment, net                                               91,193,950            89,200,611
                                                                        ------------          ------------
    Total assets                                                        $191,280,408          $177,142,810
                                                                        ============          ============

                LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable and accrued liabilities                              $103,558,093          $102,735,841
  Line of credit                                                          18,000,000                     -
  Accounts payable to related parties                                      5,539,026             2,815,302
  Accrued interest                                                         1,041,059             2,381,545
  Deferred Income                                                          1,628,661               443,000
                                                                        ------------          ------------
    Total current liabilities                                            129,766,839           108,375,688
                                                                        ------------          ------------
Long term liabilities:
  Notes payable                                                           58,844,186            57,984,462
                                                                        ------------          ------------

Partners' Capital:
  Limited partners' capital 2,903.1 units, issued and outstanding         73,039,616            73,039,616
  General partner's capital                                                  100,000               100,000
  Undistributed losses
     Accumulated during development stage                                (48,704,525)          (48,704,525)
     Operations                                                          (21,765,708)          (13,652,431)
                                                                        ------------          ------------
    Total partners' capital                                                2,669,383            10,782,660
                                                                        ------------          ------------
    Total liabilities and partners' capital                             $191,280,408          $177,142,810
                                                                        ============          ============

   The accompanying notes are integral part of these consolidated statements.




                                 ClearComm, L.P.
                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                   (UNAUDITED)


                                                                         Three Month Period Ended
                                                                     March 31,             March 31,
                                                                       2000                  1999
                                                                    -----------            ---------
Revenues:
   Service revenue                                                  $10,821,271            $    -
   Handset and accessories sales                                      2,110,855                 -
   Interest income                                                      207,647              127,579
                                                                    -----------            ---------
Total revenues                                                       13,139,773              127,579

Operating cost and expenses:
   Cost of handset and accessories                                    1,879,632                 -
   Interconnection expense                                            1,238,871                 -
   Sales and dealers commissions                                      1,246,141                 -
   Salaries and benefits                                              2,582,140                 -
   Advertising expense                                                1,827,052                 -
   Legal and professional services                                    2,049,239              195,585
   Depreciation and amortization                                      4,165,289               18,584
   Interest expenses                                                  1,762,116              104,790
   Rent expense                                                         645,924                -
   Other expenses                                                     2,978,570              183,627
   Management fee to General Partner                                    274,303               71,500
   Consulting and legal services rendered by related parties,
      including management fee to TLD                                   603,773              184,429
                                                                    -----------            ---------
Total expenses                                                       21,253,050              758,515
                                                                    -----------            ---------

Net loss                                                            $(8,113,277)           $(630,936)
                                                                    ===========            =========

Net loss attributable to general partner                            $(2,028,319)           $(157,734)
                                                                    -----------            ---------
Net loss attributable to limited partners                           $(6,084,958)           $(473,202)
                                                                    ===========            =========

The accompanying notes are integral part of these consolidated financial statements.

                                 ClearComm, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Three Month Period Ended
                                                                                    March 31,            March 31,
                                                                                   -----------          -----------
                                                                                       2000                1999
                                                                                   -----------          -----------

Cash flows from operating activities
Net loss                                                                           $(8,113,277)         $  (630,936)
                                                                                   -----------          -----------

Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                                                  4,165,289               18,584
      Bad debt expense                                                                 445,774                -
      Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                    (6,483,799)           1,531,889
      (Increase) decrease in prepaid expenses                                         (144,255)              56,660
      Increase in inventory                                                         (4,460,666)               -
      Increase (decrease) in accounts payable and accrued liabilities,
        accounts payable to related parties and accrued interest                     3,065,214           (1,167,937)
      Increase in deferred income                                                    1,185,661              443,000

                                                                                   -----------          -----------
Total adjustments                                                                   (2,226,782)             882,196
                                                                                   -----------          -----------
   Net cash (used in) provided by operating activities                             (10,340,059)             251,260
                                                                                   -----------          -----------
Cash flows from investing activities:
   Acquisition of property and equipment                                            (5,499,923)              (3,967)
                                                                                   -----------          -----------

Cash flows from financing activities:
   Proceeds from secured convertible promissory note                                      -              19,960,000
   Proceeds from line of credit                                                     18,000,000                -
                                                                                   -----------          -----------
   Net cash provided by financing activities                                        18,000,000           19,960,000
                                                                                   -----------          -----------
   Net increase in cash and cash equivalents                                       $ 2,160,018          $20,207,293

Cash and cash equivalents at:
   Beginning of period                                                               6,546,305            4,246,412
                                                                                   -----------          -----------
   End of period                                                                   $ 8,706,323          $24,453,705
                                                                                   ===========          ===========
Supplemental cash flow disclosure:
   Capitalization of interest not paid                                             $     -              $   297,300
                                                                                   ===========          ===========

The accompanying notes are integral part of these consolidated financial statements.

                                 ClearComm, L.P.

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS

                                   (Unaudited)
                                   -----------

                 FOR THE THREE MONTH PERIOD ENDED March 31, 2000

--------------------------------------------------------------------------------

                                                       Limited Partners              General
                                                   Units           Amount             Partner             Total
                                                   -----           ------            --------             -----
Capital account balance (deficit) at
     December 31, 1999                             2,903.1       $26,271,899       ($15,489,239)       $10,782,660

Three month period ended March 31, 2000
    Share of undistributed losses                                ($6,084,958)      ($ 2,028,319)       ($8,113,277)
                                                   -------       -----------       ------------        -----------
Capital account balance (deficit) at
     March 31, 2000                                2,903.1       $20,186,941       ($17,517,558)        $2,669,383
                                                   =======       ===========       ============        ===========


The accompanying notes are integral part of these consolidated financial statements.

CLEARCOMM, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. BASIS OF PRESENTATION AND INTRODUCTION

         The unaudited interim consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Partnership's financial position at March 31, 2000 and 1999 and results of operations and cash flows for the three month period ended March 31, 2000 and 1999. The consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

         The Partnership commenced commercial operations of its PCS network in Puerto Rico on September 26, 1999, when it began offering wireless services in Puerto Rico to the public. Prior to that date, its income had consisted of interest earnings only. Since the Partnership has only recently commenced commercial operations, the comparisons presented below may not be indicative of future operations.

         The Partnership established its Puerto Rico network by forming a wholly owned subsidiary, NewComm Wireless Services, Inc. (NewComm) on January 29, 1999. On February 4, 1999, the Partnership and NewComm entered into an agreement with Telefonica Larga Distancia de Puerto Rico, Inc. (TLD), whereby the Partnership contributed its two Puerto Rico Licenses to NewComm and TLD provided NewComm a $19,960,000 loan to develop the Puerto Rico Licenses. TLD's loan is pursuant to a secured convertible promissory note (the "Note") which is convertible into 49.9% of NewComm's common stock. The Note bears interest at the floating rate of the 90 days London Interbank Offer Rate (LIBOR) plus 1 - 1/2%. The Note however, cannot be converted until the FCC authorizes TLD to hold more than a 25% equity interest in NewComm. TLD also received an option (the "Option") to buy an additional 0.2%, which would bring its ownership to 50.1%, subject to a third-party valuation and FCC approval.

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

3. LINE OF CREDIT PAYABLE TO TLD

         During February 2000, NewComm obtained additional financing from TLD in the form of a line of credit of $30 million. As of March 31, 2000, $18,000,000 were outstanding under this credit facility. The line of credit is due on June 30, 2000.

4. FINANCING REQUIREMENTS

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

         Management has evaluated several alternatives for obtaining permanent financing for paying the cost of the network and is considering accepting one of the alternatives offered by two banks that provide for a bridge financing of approximately $60 million and a permanent financing of approximately $150 million. (Refer to Item 2. MD & A section for additional explanation on management plans).

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

Forward-looking Statements

         This Form 10-Q and future filings by the Partnership on Form 10-Q and Form 8-K and future oral and written statements by the Partnership may include certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities, and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by the Partnership are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Partnership disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

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

Results of Operations

         QUARTER ENDED MARCH 31, 2000 COMPARED WITH QUARTER ENDED MARCH 31, 1999

Revenues

         The Partnership's revenues for the quarter ended March 31, 2000, which amounted to $13,139,773 included $10,821,271 in airtime and $2,110,855 in handset and accessories sales generated from NewComm's wireless operations, which started in Puerto Rico in September 1999. In the first quarter of 1999, the Partnership had interest earnings of $127,579 compared to $207,647 in the same period for the year 2000. The increase in interest income during 2000 is attributable to NewComm's investment of the funds loaned by TLD.

Expenses

         Expenses for the quarter ended March 31, 2000 totaled $21,253,050 compared to $758,515 for the same period in 1999. The increase in expenses during 2000 is attributable to the costs associated with NewComm's operations, which started in September 1999. The Partnership's expenses in the first quarter of 2000 included $1,879,632 in costs of handset and accessories, $2,582,140 for salaries and benefits, $1,762,116 for interest expense due on notes payable, $4,165,289 in depreciation and amortization, $8,679,185 in advertising, sales and dealers commissions, interconnection, management fee to general partner, rent and other expenses, $2,049,239 for legal and professional services and $603,773 for consulting and legal services charged by related parties such as TLD associated with the launching of NewComm. Expenses for the quarter ended March 31, 1999 were mainly comprised of legal and professional fees of $195,585 and consulting and legal services referred by related parties, including the management fee to TLD of $184,429.

Liquidity and Capital Resources

         As of March 31, 2000, the Partnership had cash and cash equivalents amounting to $8,706,323, which are mostly related to the loan proceeds NewComm received from TLD and the net proceeds received from the capital call conducted between September 15, 1999 and December 31, 1999. In the capital call, the Partnership sold to its existing investors 385 one-fifth units, at a price of $6,000 per one-fifth unit, and received net proceeds of approximately $2,065,000.

         During the quarter ended March 31, 2000, $10.3 million of cash was used by operations. While the Company had a net loss of $8,113,277 for the quarter ended March 31, 2000, $4.2 million of the loss represented non-cash depreciation and amortization expenses. Accounts receivable increase of $6.5 million is directly related to the rapid increase in NewComm's customer base. The increase in inventory as of March 31, 2000, is related to the build out of the PCS network, which requires NewComm to keep an adequate quantity of inventory to supply the demand of its increasing customer base.

         In connection with the build out of the Partnership's Puerto Rico Network, NewComm has incurred a liability with Lucent Technologies, Inc. (the entity which is building out the network) for the PCS network under construction. As of March 31, 2000, the Partnership owed $82,267,119 under this contract. The total amount of this contract is approximately $125 million.

         In addition, the Partnership owes the FCC $51,339,555 (undiscounted) plus accrued interest at 6.5% of $1,041,059 in connection with the acquisition of its PCS licenses. As of March 31, 2000, the notes payable to the FCC amount to $38,395,538, net of the applicable discount.

         The Partnership has a secured promissory note payable to TLD which bears interest at the floating rate of 90 days LIBOR plus 1.5% and is due in March 2004. In addition, in February 2000 the joint venture agreement with TLD was amended to provide NewComm a revolving line of credit of approximately $30 million for working capital from TLD.

         The Partnership expects that the total cost to implement NewComm's business plan to be approximately $200 million. This consists of approximately $125 million in costs associated with building out the Puerto Rico Network, and approximately $75 million to fund NewComm's operations until it becomes profitable. NewComm has been negotiating with two banks and the Partnership believes that it can obtain short term financing of $60 million at a rate of 1.5% over 90 day LIBOR. In addition, the Partnership believes such banks will be willing to provide long term financing of $150 million provided that the Partnership and TLD contribute additional capital or convertible debt to NewComm. The Partnership believes that the additional capital contribution or convertible debt, along with the proposed long term financing, would fully fund NewComm's operations.

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

ITEM 3. QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Partnership's exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks. The Partnership invests cash balances in excess of operating requirements in a short-term money market account. As of March 31, 2000, the Partnership had cash equivalents and short-term investments of approximately $8,706,323 consisting of cash and highly liquid, short-term investments in a money market account.

         The Partnership's cash and cash equivalents will increase or decrease by an immaterial amount if market interest rates increase or decrease, and therefore, its exposure to interest rate changes has been immaterial. The Partnership's loans payable to the FCC have a fixed interest rate of 6.5% and therefore are not exposed to interest rate risks. The TLD Note relating to indebtedness of NewComm bears interest at the floating rate of the 90 days LIBOR plus 1.5% (6.95% at March 31, 2000) and is due in March 2004. The amount owed to Lucent in connection with its build out of the Puerto Rico Network consists of a deferred price and therefore are not subject to interest rate risk.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Partnership is subject to certain legal proceedings and an FCC proceeding, which were described in the Partnership's Form 10-K for the year ended December 31, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits

         27.0 Financial Data Schedule

     (b) The Partnership filed a Form 8-K on May 1, 2000 with respect to Item 4:
         Changes in Registrant's Certifying Accountant.


ITEMS 2, 3, 4 and 5 are not applicable have been omitted.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ClearComm, L.P.



                                        By:   SuperTel Communications Corp.



Date:  May 15, 2000                           By: /s/ Javier O. Lamoso
                                                  ----------------------
                                                  Name: Javier O. Lamoso

                                                  Title: President