Form 10-Q
period 2000-06-30
CLEARCOMM L P
filed 2000-08-17
CIK 1013267

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)
     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

     / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

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

                              Yes   X      No
                                 --------     --------

                                 ClearComm, L.P.

                                      INDEX



                                                                                                                            Page No.
                                                                                                                            --------
PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements

         Consolidated Statements of Assets, Liabilities and Partners'
         Capital as of June 30, 2000 (unaudited) and December 31, 1999 ......................................................      3

         Consolidated Statements of Revenues and Expenses for the
         three-month and six-month period ended June 30, 2000 and 1999
         (unaudited) ........................................................................................................      4

         Consolidated Statements of Cash Flows for the six month period
         Ended June 30, 2000 and 1999 .......................................................................................      5

         Consolidated Statements of Changes in Partners' Capital Accounts
         for the six-month period ended June 30, 2000 (unaudited) ...........................................................      6

         Notes to Interim  Consolidated Financial Statements.............................................................      7

Item 2

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..........................................................................................      9

Item 3

         Quantitative Disclosure About Market Risk.......................... ................................................     12

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings................................................................. .................................     13

Item 6.  Exhibits and Reports on Form 8-K................................... ................................................     13

Signatures.................................................................. ................................................     14

Exhibit Index............................................................... ................................................     15

PART I   Financial Information
Item 1.  Financial Statements


                                 ClearComm, L.P.
                 CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES
                              AND PARTNERS' CAPITAL

                                                                          June 30,                December 31,
                                                                            2000                     1999
                                                                         -------------           -------------
                                                                         (Unaudited)

                              ASSETS

Current assets:
  Cash and cash equivalents                                              $   8,349,641           $   6,546,305
  Accounts receivable, net of allowance
      for doubtful accounts of $4,100,000 and $625,000                      16,433,048               3,244,067
  Subscription receivable from limited partners                                      -                 981,000
  Inventories                                                               15,895,121               9,201,823
  Prepaid expenses                                                             729,712                 425,684
                                                                         -------------           -------------
    Total current assets                                                    41,407,522              20,398,879

Licenses, including capitalized interest of
  $12,174,000, net                                                          66,155,859              67,543,320
Property and equipment, net                                                 90,127,475              89,200,611
                                                                         -------------           -------------
    Total assets                                                         $ 197,690,856           $ 177,142,810
                                                                         =============           =============

                LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable and accrued liabilities                               $ 108,172,144           $ 102,735,841
  Line of credit                                                            26,000,000                       -
  Accounts payable to related parties                                        7,017,390               2,815,302
  Accrued interest                                                             750,132               2,381,545
  Deferred Income                                                            1,463,380                 443,000
                                                                         -------------           -------------
    Total current liabilities                                              143,403,046             108,375,688
                                                                         -------------           -------------
Long term liabilities:
  Notes payable                                                             60,880,492              57,984,462
                                                                         -------------           -------------

Partners' Capital:
  Limited partners' capital 2,903.1 units, issued and outstanding           73,039,616              73,039,616
  General partner's capital                                                    100,000                 100,000
  Undistributed losses
     Accumulated during development stage                                  (48,704,525)            (48,704,525)
     Operations                                                            (31,027,773)            (13,652,431)
                                                                         -------------           -------------
    Total partners' capital                                                 (6,592,682)             10,782,660
                                                                         -------------           -------------
    Total liabilities and partners' capital                              $ 197,690,856           $ 177,142,810
                                                                         =============           =============



   The accompanying notes are integral part of these consolidated statements.

                                 ClearComm, L.P.
                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                   (UNAUDITED)

                                                          Three Months Ended June 30,               Six Months Ended June 30,
                                                          2000                  1999                   2000                 1999

Revenues:
  Service revenues                                 $   17,871,490          $                    $  28,692,761         $

  Handset and accessories
sales                                                   4,141,777                                   6,252,633
  Interest income                                          50,652               274,157               258,299               401,736
                                                   --------------          ------------         -------------         -------------

Total revenues                                         22,063,919               274,157            35,203,693               401,736
                                                   --------------          ------------         -------------         -------------

Operating cost and expenses:
  Cost of handset and
  accessories                                           4,401,490                                   6,281,122
  Interconnection expense                               1,133,406                                   2,372,277
  Sales and dealers
 commissions                                            1,631,687                                   2,877,828
  Salaries and benefits                                 2,473,550               362,219             5,055,690               389,335

  Advertising expense                                   2,093,579                                   3,920,631
  Legal and professional
services                                                1,120,155               205,183             3,169,394               400,768
  Depreciation and
amortization                                            5,220,958                                  10,773,708                18,495
  Interest expense                                      2,064,167                                   3,826,283

  Rent expense                                            435,191                                   1,081,115

 Other expenses                                         7,630,033             1,279,243            11,084,492             1,540,633

  Management fee to general
partner                                                   367,451                16,515               641,754                88,015
  Consulting and legal services
rendered by related
parties, including management fee to TLD                  890,968               345,537             1,494,741               529,966
                                                   --------------          ------------         -------------         -------------

Total expenses                                         29,462,635             2,208,697            52,579,035             2,967,212
                                                   --------------          ------------         -------------         -------------

Net loss                                           $   (7,398,716)         $ (1,934,540)        $ (17,375,342)        $  (2,565,476)
                                                   ==============          ============         =============         =============

Net loss attributable to general
partner                                            $   (1,849,679)         $   (483,635)        $  (4,343,836)        $    (641,369)
                                                   ==============          ============         =============         =============

Net loss attributable to limited
partners                                           $   (5,549,037)         $ (1,450,905)        $ (13,031,506)        $  (1,924,107)
                                                   ==============          ============         =============         =============

The accompanying notes are integral part of these consolidated financial statements.

                                 ClearComm, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Six Month Period Ended
                                                                                     June 30,              June 30,
                                                                                   ------------          ------------
                                                                                       2000                 1999
                                                                                   ------------          ------------

Cash flows from operating activities
Net loss                                                                           $(17,375,342)         $ (2,565,476)
                                                                                   ------------          ------------

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation and amortization                                                  10,773,708                18,495
      Bad debt expense                                                                3,474,970                   -
      Changes in operating assets and liabilities:
      Increase in accounts receivable and subscription
       receivable from limited partners                                             (15,682,951)            1,513,240
      Increase in prepaid expenses                                                     (304,028)              (93,938)
      Increase in inventories                                                        (6,693,298)                  -
      Increase (decrease) in accounts payable and accrued liabilities,
        accounts payable to related parties and accrued interest                      5,603,008              (532,858)
      Increase in deferred income                                                     1,020,380                   -
                                                                                   ------------          ------------
   Total adjustments                                                                 (1,808,211)              904,939
                                                                                   ------------          ------------
   Net cash used in operating activities                                            (19,183,553)           (1,660,537)
                                                                                   ------------          ------------
Cash flows from investing activities:

   Acquisition of property and equipment                                             (5,013,111)              (73,387)
                                                                                   ------------          ------------

Cash flows from financing activities:

   Proceeds from issuance of note payable to TLD                                            -              19,960,000
   Proceeds from the line of credit                                                  26,000,000                   -
                                                                                   ------------          ------------
   Net cash provided by financing activities                                         26,000,000            19,960,000
                                                                                   ------------          ------------
   Net increase in cash and cash equivalents                                          1,803,336            18,226,076

Cash and cash equivalents at:
   Beginning of period                                                                6,546,305             4,246,412
                                                                                   ------------          ------------
   End of period                                                                   $  8,349,641          $ 22,472,488
                                                                                   ============          ============
Supplemental cash flow disclosure:

   Capitalization of interest not paid                                             $        -            $    297,300
                                                                                   ============          ============



The accompanying notes are integral part of these consolidated financial statements.

                                 ClearComm, L.P.

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS

                                   (Unaudited)
                                   -----------

                  FOR THE SIX MONTH PERIOD ENDED June 30, 2000


-------------------------------------------------------------------------------



                                                       Limited Partners              General
                                                   Units           Amount             Partner             Total
                                                   -------       -----------       ------------        -----------
Capital account balance (deficit) at
     December 31, 1999                             2,903.1       $26,271,899       ($15,489,239)       $10,782,660

Six-month period ended June 30, 2000
    Share of undistributed losses                               ( 13,031,506)      (  4,343,836)      ( 17,375,342)
                                                   -------       -----------       ------------        -----------
Capital account balance (deficit) at
     June 30, 2000                                 2,903.1       $13,240,393       ($19,833,075)       ($6,592,682)
                                                   =======       ===========       ============        ===========




The accompanying notes are integral part of these consolidated financial statements.

CLEARCOMM, L.P.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. BASIS OF PRESENTATION AND INTRODUCTION

         The unaudited interim consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Partnership's financial position at June 30, 2000 and 1999 and results of operations and cash flows for six month period ended June 30, 2000 and 1999. The unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

         The Partnership established its Puerto Rico network by forming a wholly owned subsidiary, NewComm Wireless Services, Inc. (NewComm) on January 29, 1999. On February 4, 1999, the Partnership and NewComm entered into an agreement with Telefonica Larga Distancia de Puerto Rico, Inc. (TLD), whereby the Partnership contributed its two Puerto Rico Licenses to NewComm and TLD provided NewComm a $19,960,000 loan to develop the Puerto Rico Licenses. TLD's loan is pursuant to a secured convertible promissory note (the "Note") which is convertible into 49.9% of NewComm's common stock. The Note bears interest at the floating rate of the 90 days London Interbank Offer Rate (LIBOR) plus 1 - 1/2%. The Note however, cannot be converted until the FCC authorizes TLD to hold more than a 25% equity interest in NewComm. TLD also received an option (the "Option") to buy an additional 0.02%, which would bring its ownership to 50.1%, subject to a third-party valuation and FCC approval.

The Option cannot be exercised prior to January 22, 2002, unless the ownership restrictions on the Puerto Rico licenses are eliminated by the FCC. NewComm, however, has the option to buyout TLD in the last year before the restrictions on the Puerto Rico licenses lapse.

         With respect to its California Licenses, which cover approximately 1.7 million POPS in California, the Partnership anticipates establishing the California Network. Although no assurances can be made, the Partnership anticipates that it will negotiate acceptable agreements regarding these licenses so that it will be able to offer wireless services in the regions covered by these licenses.

2. NET LOSS PER LIMITED PARTNERSHIP UNIT

         Net loss per limited partnership unit is computed by dividing net loss for the period by the weighted-average number of limited partnership units outstanding during the period.

3. LINE OF CREDIT PAYABLE TO TLD

         During February 2000, NewComm obtained additional financing from TLD in the form of a line of credit of $30 million. As of June 30, 2000, $26,000,000 were outstanding under this credit facility. The line of credit will be due upon commencement of a $60 million bridge loan, which is scheduled to commence in September 2000.

4.  NEW ACCOUNTING PRONOUNCEMENTS

In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 sets forth certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 is effective for the first fiscal quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB No. 101 did not have a material effect on the Partnership's results of operations or financial position.

The Financial Accounting Standards Board issued Statement of SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities" in June, 1998. The Company will adopt SFAS No. 133 effective June 1, 2001. The Company has not yet determined the impact of the adoption of SFAS No. 133 on future results of operations or financial condition, but does not expect it to have a material effect.

5.  SEGMENT INFORMATION

The Partnership adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" during 1999. The Partnership determines its segments based on geographic location. As the Partnership currently offers its services to customers mainly located in Puerto Rico, there is only one segment for purposes of SFAS No. 131. Please note that the California Licenses are not operational.

6. FINANCING REQUIREMENTS

         The Partnership commenced operations in September 1999 and is likely to incur operating losses until such time as its subscriber base generates revenue in excess of the Partnership's expenses. Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by means other than its revenues.

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

         Each of the Partnership's C-Block licenses is subject to an FCC requirement that the Partnership construct network facilities that offer coverage to at least one-third of the population in the market covered by such license within five years following the grant of the applicable license and to at least two-third of the population within ten years following the grant. Although the Partnership's buildup plan calls for to exceed these minimum requirements,failure to comply with these requirements could result in the revocation of the related licenses or the imposition of fines on the Partnership by the FCC. Therefore, delays in constructing its PCS network for licenses granted for markets outside Puerto Rico could have a material adverse effect on the Partnership's financial conditions and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The information contained in this Part I, Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the interim consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this Form 10-Q.

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

         The Partnership established its Puerto Rico network by forming a wholly owned subsidiary, NewComm on January 29, 1999. On February 4, 1999 the Partnership and NewComm entered into an agreement with TLD, whereby the Partnership contributed its two Puerto Rico Licenses to NewComm and TLD provided NewComm a $19,960,000 loan to develop the Puerto Rico Licenses. TLD's loan is pursuant to a secured convertible promissory note (the "Note") which is a convertible into 49.9% of NewComm's equity. The Note however, cannot be converted until the FCC authorizes TLD to hold more than a 25% equity interest in NewComm. TLD also received an option (the "Option") to buy an additional 0.02%, which would bring its ownership to 50.1%, subject to a third party valuation and FCC approval. The Option cannot be exercised prior to January 22, 2002, unless the ownership restrictions on the Puerto Rico licenses are eliminated by the FCC. NewComm, however, has the option to buyout TLD in the last year before the restrictions on the Puerto Rico licenses lapse.

         With respect to its California Licenses, which cover approximately 1.7 million POPS in California, the Partnership anticipates establishing the California Network. Although no assurances can be made, the Partnership anticipates that it will negotiate acceptable agreements regarding these licenses so that it will be able to offer wireless services in the regions covered by these licenses.

Forward-looking Statements

         This Form 10-Q and future filings by the Partnership on Form 10-Q and Form 8-K and future oral and written statements by the Partnership may include certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities, and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and

"should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by the Partnership is based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Partnership disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

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

Results of Operations

Overview. The Partnership's results for the three months ended June 30, 2000 reflect a growth trend in the subscriber base. The Partnership reported a net loss of $7,398,716 during the three months ended June 30, 2000, as compared to a net loss of $8,113,277 during the three months ended March 31, 2000. The reduction in net loss is related to the increase in subscriber base as well as the revenue per user (rpu). The rpu was $40 in December 1999 and has increased month over month to $73.62 at the end of March 2000 and $78.92 at the end of June 2000.

Three Month Period Ended June 30, 2000 Compared With Three Month Period Ended June 30, 1999

Revenues

         The Partnership's revenues for the quarter ended June 30, 2000, which amounted to $22,063,919 included $17,871,490 in airtime and $4,141,777 in handset and accessories sales generated from NewComm's wireless operations, which started in Puerto Rico in September 1999. In the second quarter of 2000,the Partnership had interest earnings of $50,652 compared to $274,157 in the same period for the year 1999. The decrease in interest income during the second quarter of year 2000 is attributable to the use of previously invested cash to fund NewComm wireless operations.

Expenses

         Expenses for the quarter ended June 30, 2000 totaled $29,462,635 compared to $2,208,697 for the same period in 1999. The increase in expenses during 2000 is attributable to the costs associated with NewComm's operations, which started in September 1999. The Partnership's expenses in the second quarter of 2000 included $4,401,490 in costs of handset and accessories, $2,473,550 for salaries and benefits, $2,064,167 for interest expense due on notes payable and line of credit, $5,220,958 in depreciation and amortization, $13,291,347 in advertising, sales and dealers commissions, interconnection, management fee to general partner, rent and other expenses, $1,120,155 for legal and professional services and $890,968 for consulting and legal services charged by related parties such as TLD.

Expenses for the quarter ended June 30, 1999 were mainly comprised of salaries and benefits of $362,219, legal and professional fees of $205,183 and other expenses of $1,279,243.

Six Month Period Ended June 30, 2000 Compared with Six Month Period Ended June 30, 1999

Revenues

         The Partnership's revenues for the six months ended June 30, 2000, which amounted to $35,203,692 included $28,692,761 in airtime and $6,252,633 in handset and accessories sales generated from NewComm's wireless operations. The Partnership's sole source of revenue for the six months ended June 30, 1999 was interest income because the Partnership had not commenced operations. Interest income for this period was $401,736 compared to $258,299 for the same period of 2000. The decrease in interest income during year 2000 is attributable to the use of previously invested cash to fund NewComm wireless operations.

Expenses

         Expenses for the six months ended June 30, 2000 totaled $52,579,035 compared to $2,967,212 for the same period in 1999. The increase in expenses during 2000 is attributable to the costs associated with NewComm's operations, which started in September 1999. The Partnership's expenses in the first six months of 2000 included $6,281,122 in costs of handset and accessories, $5,055,690 for salaries and benefits, $3,826,283 for interest expense due on notes payable and line of credit, $10,773,708 in depreciation and amortization, $21,978,097 in advertising, sales and dealers commissions, interconnection, management fee to general partner, rent and other expenses, $3,169,394 for legal and professional services and $1,494,741 for consulting and legal services charged by related parties such as TLD. Expenses for the six months ended June 30, 1999 were mainly comprised of salaries and benefits of $389,335, legal and professional fees of $400,768 and other expenses of $1,540,633.

Liquidity and Capital Resources

         As of June 30, 2000, the Partnership had cash and cash equivalents amounting to $8,349,641, which are mostly related to the loan proceeds NewComm received from TLD net of cash used in operating activities of $19,183,553 and investing activities of $5,013,111 for the six months period ended June 30, 2000.
         During the six months ended June 30, 2000, $19,183,553 million of cash was used by operations. While the Company had a net loss of $17,375,342 for the six months ended June 30, 2000, $10,773,708 million of the loss represented non-cash depreciation and amortization expenses.

         Accounts receivable increase of $15,682,951 is directly related to the rapid increase in NewComm's customer base. Inventories as of June 30, 2000 resulted in an overall increase of $6,693,298. The overall increase is mainly related to the build out of the PCS network, which requires NewComm to keep an adequate quantity of inventory to supply the demand of its increasing customer base.

         In connection with the build out of the Partnership's Puerto Rico Network, NewComm has incurred a liability with Lucent Technologies, Inc. (the entity that is building out the network) for the PCS network under construction. As of June 30, 2000, the Partnership owed $77,468,779 under this contract. The total amount of this contract is approximately $125 million.

         In addition, the Partnership owes the FCC $51,339,555 (undiscounted) plus accrued interest at 6.5% of $750,132 in connection with the acquisition of its PCS licenses. As of June 30, 2000, the notes payable to the FCC amount to $39,067,327, net of the applicable discount.

         The Partnership has a secured promissory note payable to TLD which bears interest at the floating rate of 90 days LIBOR plus 1.5% and is due in March 2004. In addition, in

February 2000 the joint venture agreement with TLD was amended to provide NewComm a revolving line of credit of approximately $30 million for working capital from TLD.

         The Partnership expects that the total cost to implement NewComm's business plan to be approximately $200 million. This consists of approximately $125 million in costs associated with building out the Puerto Rico Network, and approximately $75 million to fund NewComm's operations until it becomes profitable. NewComm has obtained short term financing up to $30 million at a rate of 1.5% over 90 day LIBOR. In addition, the Partnership will be obtaining long term financing of $150 million provided that the Partnership and TLD contribute additional capital or convertible debt to NewComm. The Partnership believes that the additional capital contribution or convertible debt, along with the proposed long term financing, would fully fund NewComm's operations.

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

ITEM 3. QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Partnership's exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks. The Partnership invests cash balances in excess of operating requirements in a short-term money market account. As of June 30, 2000, the Partnership had cash equivalents and short-term investments of approximately $8,349,641 consisting of cash and highly liquid, short-term investments in a money market account.

         The Partnership's cash and cash equivalents will increase or decrease by an immaterial amount if market interest rates increase or decrease, and therefore, its exposure to interest rate changes has been immaterial. The Partnership's loans payable to the FCC have a fixed interest rate of 6.5% and therefore are not exposed to interest rate risks. The TLD Note relating to indebtedness of NewComm bears interest at the floating rate of the 90 days LIBOR plus 1.5% (6.95% at June 30, 2000) and is due in March 2004. The Line of Credit payable to TLD also bears interest at the rate of 1.5% over the 90 days LIBOR rate, due upon commencement of a $60 million bridge loan scheduled to be executed in September 2000. The amount owed to Lucent in connection with its build out of the Puerto Rico Network consists of a deferred price and therefore are not subject to interest rate risk.

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

                                        ClearComm, L.P.



                                        By:   SuperTel Communications Corp.



Date:  August 14, 2000                           By: /s/ Javier O. Lamoso
                                                  ----------------------
                                                  Name: Javier O. Lamoso

                                                  Title: President