Form 10-Q
period 2000-09-30
CLEARCOMM L P
filed 2000-11-20
CIK 1013267

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)
     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

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

                                 ClearComm, L.P.

                                      INDEX


                                                                                          Page No.
                                                                                          --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Assets, Liabilities and Partners' Capital as
         of September 30, 2000 (unaudited) and December 31, 1999 .......................      3

         Consolidated Statements of Revenues and Expenses for the three-month
         and nine-month period ended September 30, 2000 and 1999 (unaudited) ...........      4

         Consolidated Statements of Cash Flows for the nine month period Ended
         September 30, 2000 and 1999 (unaudited)........................................      5

         Consolidated Statements of Changes in Partners' Capital Accounts for
         the nine-month period ended September 30, 2000 (unaudited) ....................      6

         Notes to Interim  Consolidated Financial Statements............................      7

Item 2

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations .....................................................      9

Item 3

         Quantitative Disclosure About Market Risk......................................     12

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................     13

Item 6.  Exhibits and Reports on Form 8-K...............................................     13

Signatures..............................................................................     14

Exhibit Index...........................................................................     15



PART I   Financial Information
Item 1.  Financial Statements


                                 ClearComm, L.P.
                 CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES
                              AND PARTNERS' CAPITAL

                                                                          September 30,           December 31,
                                                                             2000                    1999
                                                                         -------------           -------------
                                                                         (Unaudited)
                              ASSETS
Current assets:
  Cash and cash equivalents                                              $   9,216,437           $   6,546,305
  Accounts receivable, net of allowance
    for doubtful accounts of $10,109,000 and $625,000                       20,134,037               3,244,067
  Subscription receivable from limited partners                                    -                   981,000
  Inventories                                                               15,237,335               9,201,823
  Prepaid expenses                                                             642,177                 425,684
                                                                         -------------           -------------
      Total current assets                                                  45,229,986              20,398,879

Licenses, including capitalized interest of
  $12,174,000, net                                                          65,497,156              67,543,320
Property and equipment, net                                                 88,859,727              89,200,611
                                                                         -------------           -------------
      Total assets                                                       $ 199,586,869           $ 177,142,810
                                                                         =============           =============

                LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable and accrued liabilities                               $  88,465,120           $ 102,735,841
  Lines of credit                                                           33,500,000                     -
  Note payable to Lucent Technologies                                       24,232,822                     -
  Accounts payable to related parties                                        8,371,309               2,815,302
  Accrued interest                                                           1,212,746               2,381,545
  Deferred Income                                                            1,842,922                 443,000
                                                                         -------------           -------------
      Total current liabilities                                            157,624,919             108,375,688
                                                                         -------------           -------------
Long term liabilities:
  Notes payable to FCC and TLD                                              61,791,969              57,984,462
                                                                         -------------           -------------

Partners' Capital (Deficit):
  Limited partners' contributed capital 2,903.1 units,
    issued and outstanding                                                  73,039,616              73,039,616
  General partner's contributed capital                                        100,000                 100,000
  Undistributed losses-
     Accumulated during development stage                                  (48,704,525)            (48,704,525)
     Operations                                                            (44,265,110)            (13,652,431)
                                                                         -------------           -------------
      Total partners' capital (deficit)                                    (18,980,482)             10,782,660
                                                                         -------------           -------------
      Total liabilities and partners' capital (deficit)                  $ 199,586,869           $ 177,142,810
                                                                         =============           =============



   The accompanying notes are integral part of these consolidated statements.

                                 ClearComm, L.P.
                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                   (UNAUDITED)


                                                       Three Months Ended September 30,            Nine Months Ended September 30,
                                                         2000                  1999                  2000                 1999
                                                   --------------          --------------       -------------         -------------
Revenues:
  Service revenues                                 $   19,310,007          $    387,171         $  48,002,768         $     387,171

  Handset and accessories
    sales                                               5,069,821                                  11,322,453
  Interest income                                          99,970               287,836               358,269               652,072
  Less: Provision for doubtful accounts                (6,009,374)                  -              (9,484,344)                  -
                                                   --------------          ------------         -------------         -------------

Net revenues                                           18,470,424               675,007            50,199,146             1,039,243
                                                   --------------          ------------         -------------         -------------

Operating cost and expenses:
  Cost of handset and
    accessories                                         5,627,373               597,937            11,908,495               597,937
  Interconnection expense                                 784,320                                   3,156,597
  Sales and dealers
    commissions                                         2,366,790                                   5,244,518
  Salaries and benefits                                 3,140,493             1,201,441             8,196,183             1,590,776

  Advertising expense                                   1,852,354                                   5,772,985
  Legal and professional
    services                                            3,526,331               265,272             6,695,725               721,647
  Depreciation and
    amortization                                        4,450,945                                  15,224,653
  Interest expense                                      2,913,638                                   6,739,921

  Rent expense                                            652,141                                   1,733,256

 Other operating expenses                               6,605,473             4,378,098            12,381,745             5,844,119

  Management fee to general
    partner                                                   -                   3,485               641,754                91,500
  Consulting and legal services
    rendered by related
    parties, including management fee to TLD            1,651,252               205,825             3,115,993               735,991
                                                   --------------          ------------         -------------         -------------

Total expenses                                         33,571,110             6,652,058            80,811,825             9,581,770
                                                   --------------          ------------         -------------         -------------

Net loss                                           $  (15,100,686)         $ (5,977,051)        $ (30,612,679)        $  (8,542,527)
                                                   ==============          ============         =============         =============

Net loss attributable to general
  partner                                          $   (3,775,172)         $ (1,494,263)        $  (7,653,170)        $  (2,135,632)
                                                   ==============          ============         =============         =============

Net loss attributable to limited
  partners                                         $  (11,325,515)         $ (4,482,788)        $ (22,959,509)        $  6,406,895)
                                                   ==============          ============         =============         =============


The accompanying notes are integral part of these consolidated financial statements.

                                 ClearComm, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Nine Month Period Ended
                                                                                    September 30,       September 30,
                                                                                   ------------          ------------
                                                                                       2000                 1999
                                                                                   ------------          ------------
Cash flows from operating activities
Net loss                                                                           $(30,612,679)         $ (8,542,527)
                                                                                   ------------          ------------

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation and amortization                                                  15,224,653                18,495
      Provision for doubtful accounts                                                 9,484,344                   -
      Changes in operating assets and liabilities:
      Increase in accounts receivable and subscription
       receivable from limited partners                                             (15,908,970)            1,309,108
      Increase in prepaid expenses                                                     (216,493)             (346,963)
      Increase in inventories                                                        (6,035,512)           (9,649,691)
      Increase in accounts payable and accrued liabilities,
        accounts payable to related parties and accrued interest                      3,654,178            10,553,015
      Increase in deferred income                                                     1,399,922                   -
                                                                                   ------------          ------------
   Total adjustments                                                                  7,602,122             1,883,964
                                                                                   ------------          ------------
   Net cash used in operating activities                                            (23,010,557)           (6,658,563)
                                                                                   ------------          ------------
Cash flows from investing activities:

   Acquisition of property and equipment                                             (7,819,311)           (2,593,049)
                                                                                   ------------          ------------

Cash flows from financing activities:

   Proceeds from issuance of note payable to TLD                                            -              19,960,000
   Proceeds from the lines of credit                                                 33,500,000                   -
                                                                                   ------------          ------------
   Net cash provided by financing activities                                         33,500,000            19,960,000
                                                                                   ------------          ------------
   Net increase in cash and cash equivalents                                          2,670,132            10,708,388

Cash and cash equivalents at:
   Beginning of period                                                                6,546,305             4,246,412
                                                                                   ------------          ------------
   End of period                                                                   $  9,216,437          $ 14,954,800
                                                                                   ============          ============
Supplemental cash flow disclosure:

   Capitalization of interest not paid                                             $        -            $    297,300
                                                                                   ============          ============



The accompanying notes are integral part of these consolidated financial statements.

                                 ClearComm, L.P.

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS

                                   (Unaudited)
                                   -----------

                  FOR THE NINE MONTH PERIOD ENDED September 30, 2000


-------------------------------------------------------------------------------


                                                       Limited Partners              General
                                                   Units           Amount             Partner             Total
                                                   -------      ------------       ------------       ------------
Capital account balance (deficit) at
     December 31, 1999                             2,903.1      $ 26,271,899       $(15,489,239)      $ 10,782,660

Nine-month period ended September 30, 2000
    Share of undistributed losses                                (22,959,509)        (7,653,170)       (30,612,679)
                                                   -------      ------------       ------------       ------------
Capital account balance (deficit) at
     September 30, 2000                            2,903.1      $  3,312,390       $(23,142,409)      $(19,830,019)
                                                   =======      ============       ============       ============




The accompanying notes are integral part of these consolidated financial statements.

CLEARCOMM, L.P.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.       BASIS OF PRESENTATION AND INTRODUCTION

         The unaudited interim consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Partnership's financial position at September 30, 2000 and 1999 and results of operations and cash flows for nine month period ended September 30, 2000 and 1999. The unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

         The Partnership commenced commercial operations of its PCS network in Puerto Rico on September 26, 1999, when it began offering wireless services to the public. Prior to that date, its income had consisted of interest earnings only. Since the Partnership has only recently commenced commercial operations, the comparisons presented below may not be indicative of future operations.

         The Partnership established its Puerto Rico network by forming a wholly owned subsidiary, NewComm Wireless Services, Inc. (NewComm) on January 29, 1999. On February 4, 1999, the Partnership and NewComm entered into an agreement with Telefonica Larga Distancia de Puerto Rico, Inc. (TLD), whereby the Partnership contributed its two Puerto Rico Licenses to NewComm and TLD provided NewComm a $19,960,000 loan to develop the Puerto Rico Licenses. TLD's loan is pursuant to a secured convertible promissory note (the "Note") which is convertible into 49.9% of NewComm's common stock. The Note bears interest at the floating rate of the 90 days London Interbank Offer Rate (LIBOR) plus 1 - 1/2%. The Note however, cannot be converted until the FCC authorizes TLD to hold more than a 25% equity interest in NewComm. TLD also received an option (the "Option") to buy an additional 0.02%, which would bring its ownership to 50.1%, subject to a third-party valuation and FCC approval. The Option cannot be exercised prior to January 22, 2002, unless the ownership restrictions on the Puerto Rico licenses are eliminated by the FCC. NewComm, however, has the option to buy out TLD in the last year before the restrictions on the Puerto Rico licenses lapse.

         The Partnership has encountered difficulties in developing its California licenses, which cover approximately 1.7 million POPS. These difficulties are due in part to the bankruptcy proceedings of the San Francisco Metropolitan Trading Area PCS C Block licenses. The California licenses, not including Visalia, are part of the San Francisco cluster. Since PCS C Block licenses in this area have been subject to bankruptcy proceedings since the summer of 1998 without any progress being made towards their development, it has been difficult for the Partnership to develop its California licenses. The Partnership continues evaluating different business arrangements for the development of these licenses.

         On August 28, 2000, the Partnership entered into a Purchase and Sale Agreement with Leap Wireless International ("Leap Wireless"), pursuant to which the Partnership will sell the Visalia license to Leap Wireless in exchange for shares of Leap Wireless stock valued at $9,500,000. The closing of this sale cannot occur until the FCC approves the transfer of this license. Under the terms of Purchase and Sale Agreement, the Partnership will receive 147,502 shares of Leap Wireless stock, with the Leap Wireless stock valued at a price of $64.45 per share. The Partnership also has the option to request a $9,500,000 cash payment in lieu of receipt of Leap Wireless stock, if at the closing the average price of Leap Wireless shares over the five-day period immediately prior to closing is less than $61.23 per share.

2.       OTHER COMPREHENSIVE INCOME (LOSS)

For the three-month period and nine-month period ended September 30, 2000 and 1999, net loss equals other comprehensive loss.

3.       NET LOSS PER LIMITED PARTNERSHIP UNIT

         Net loss per limited partnership unit is computed by dividing net loss for the period by the weighted-average number of limited partnership units outstanding during the period.

4.       LINES OF CREDIT

         During February 2000, NewComm obtained additional financing from TLD in the form of a line of credit of $30 million. As of September 30, 2000, $28,500,000 were outstanding under this credit facility. The line of credit will be due upon commencement of a $60 million bridge loan, which is scheduled to commence in November 2000.

During August 2000, NewComm obtained additional financing from a third party financial institution in the form of a line of credit of $5 million. The line matures and is renewed every 30 days and bears interest at 9.13%. As of September 30, 2000, $5.0 million were outstanding under this line of credit.

5.       NEW ACCOUNTING PRONOUNCEMENTS

         In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 sets forth certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Partnership will adopt SAB No. 101 during the last quarter of calendar 2000. Management does not expect that the adoption of SAB No. 101 will have a material effect on the Partnership's results of operations or financial position.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS 138") which amends SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Partnership will adopt SFAS 133 beginning January 1, 2001. Management does not expect that the adoption of SAB No. 101 will have a material effect on the Partnership's results of operations or financial position.

6.       SEGMENT INFORMATION

         The Partnership adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" during 1999. The Partnership manages its segments based on geographic location. As the Partnership currently offers its services to customers mainly located in Puerto Rico, there is only one segment for purposes of SFAS No. 131. Please note that the California Licenses are not operational.

7.       FINANCING REQUIREMENTS

         The Partnership commenced operations in September 1999 and is likely to incur operating losses until such time as its subscriber base generates revenue in excess of the Partnership's expenses. Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by means other than its revenues.

         As part of the agreement with TLD, NewComm entered into contracts with Lucent Technologies, Inc. ("Lucent") which requires them and other parties to build a network that uses Code Division Multiple Access ("CDMA") protocol. It is expected that the total cost will approximate $125 million. During the quarter ended September 30, 2000, NewComm's management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount due under the contract under a formal financing agreement. The financing agreement extends payments for a ten-month period at an annual rate of 9.0%. As of September 30, 2000, $24,232,822 are outstanding under this financing agreement.

         On November 3, 2000, NewComm received an additional capital contribution of $10,000,000. This capital contribution was in the form of $5,000,000 of equity from Syncom Venture Funds and $5,000,0000 of convertible debt from TLD. This capital contribution is a requirement to the $60 million bridge loan facility offered by ABN-AMRO and BBVA (the Bridge Loan facility), which is scheduled to be executed in the month of November 2000. The Bridge Loan facility will provide for an interim financing of approximately $60 million and a permanent financing of approximately $150 million. (Refer to Item 2. MD & A section for additional explanation on management plans).

         Management believes that the Partnership will comply with all the requirements for obtaining the permanent financing and believes that cash and cash equivalents on hand, anticipated growth in revenues, vendor financing and the permanent financing will be adequate to fund its operations through the end of 2000.

         Each of the Partnership's C-Block licenses is subject to an FCC requirement that the Partnership construct network facilities that offer coverage to at least one-third of the population in the market covered by such license within five years following the grant of the applicable license and to at least two-third of the population within ten years following the grant. Although the Partnership's buildup plan calls for to exceed these minimum requirements, failure to comply with these requirements could result in the revocation of the related licenses or the imposition of fines on the Partnership by the FCC. Therefore, delays in constructing its PCS network for licenses granted for markets outside Puerto Rico could have a material adverse effect on the Partnership's financial conditions and results of operations.

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

         The Partnership commenced commercial operations of its PCS network in Puerto Rico on September 26, 1999, when it began offering wireless services to the public. Prior to that date, its income had consisted of interest earnings only. Since the Partnership has only recently commenced commercial operations, the comparisons presented below may not be indicative of future operations.

         The Partnership established its Puerto Rico network by forming a wholly owned subsidiary, NewComm Wireless Services, Inc. ("NewComm") on January 29, 1999. On February 4, 1999, the Partnership and NewComm entered into an agreement with TLD, whereby the Partnership contributed its two Puerto Rico Licenses to NewComm and TLD provided NewComm with a $19,960,000 loan to develop the Puerto Rico Licenses. TLD's loan is pursuant to a secured convertible promissory note (the "Note") which is convertible into 49.9% of NewComm's equity. The Note, however, cannot be converted until the FCC authorizes TLD to hold more than a 25% equity interest in NewComm. TLD also received an option (the "Option") to buy an additional 0.02%, which would bring its ownership to 50.1%, subject to a third party valuation and FCC approval. The Option cannot be exercised prior to January 22, 2002, unless the ownership restrictions on the Puerto Rico licenses are eliminated by the FCC. NewComm, however, has the option to buyout TLD in the last year before the restrictions on the Puerto Rico licenses lapse.

         On August 28, 2000, the Partnership entered into a Purchase and Sale Agreement with Leap Wireless International ("Leap Wireless"), pursuant to which the Partnership will sell the Visalia license to Leap Wireless in exchange for shares of Leap Wireless stock valued at $9,500,000. The closing of this sale cannot occur until the FCC approves the transfer of this license. Under the terms of Purchase and Sale Agreement, the Partnership will receive 147,502 shares of Leap Wireless stock, with the Leap Wireless stock valued at a price of $64.45 per share. The Partnership also has the option to request a $9,500,000 cash payment in lieu of receipt of Leap Wireless stock, if at the closing the average price of Leap Wireless shares over the five-day period immediately prior to closing is less than $61.23 per share.

         With respect to its California Licenses, not including Visalia, which cover approximately 1.3 million POPS in California, the Partnership anticipates establishing a PCS Network in California. Although no assurances can be made, the Partnership anticipates that it will negotiate acceptable agreements regarding these licenses so that it will be able to offer wireless services in the regions covered by these licenses.

Results of Operations

         Overview. The Partnership's results for the three months ended September 30, 2000 reflect a growth trend in the subscriber base. The Partnership reported a net loss of $15,100,686 during the three months ended September 30, 2000, as compared to a net loss of $7,398,716 during the three months ended June 30, 2000. The increase in net loss is mostly related to an increase in the allowance for doubtful accounts of $2.5 million, the increase in legal and professional services of $2.4 million and the increase in other operating expenses of $2.5 million. The Partnership's subscriber base surpassed 100,000 customers as of September 30, 2000, with a weighted average revenue per customer between of $83.50.

         Three Month Period Ended September 30, 2000 Compared With Three Month Period Ended September 30, 1999

Revenues

         The Partnership's net revenues for the quarter ended September 30, 2000, which amounted to $18,470,424, net of provision for doubtful accounts of $6,009,374, included $19,310,007 in airtime and $5,069,821 in handset and accessories sales generated from NewComm's wireless operations, which started in September 1999. In the third quarter of 2000,the Partnership had interest earnings of $99,970 compared to $287,836 in the same period for the year 1999. The decrease in interest income during the third quarter of year 2000 is attributable to the use of previously invested cash to fund NewComm wireless operations.

Expenses

         Expenses for the quarter ended September 30, 2000 totaled $33,571,110 compared to $6,652,058 for the same period in 1999. The increase in expenses during the quarter ended September 30, 2000, is attributable to the costs associated with NewComm's operations, which started in September 1999. The Partnership's expenses in the third quarter of 2000 included $5,627,373 in costs of handset and accessories, $3,140,493 for salaries and benefits, $3,526,331 for legal and professional services, $4,450,945 in depreciation and amortization, $2,913,638 for interest expense due on notes payable and lines of credit, $12,261,078 in advertising, sales and dealers commissions, interconnection, management fee to general partner, rent and other expenses, and $1,651,252 for consulting and legal services charged by related parties such as TLD.

         Expenses for the quarter ended September 30, 1999 were mainly comprised of salaries and benefits of $1,201,441, and other operating expenses of $4,378,098.

         Nine Month Period Ended September 30, 2000 Compared with Nine Month Period Ended September 30, 1999

Revenues

         The Partnership's net revenues for the nine months ended September 30, 2000, which amounted to $50,199,146, net of provision for doubtful accounts of $9,484,344, included $48,002,768 in airtime and $11,322,453 in handset and accessories sales generated from NewComm's wireless operations. The Partnership's source of revenues for the nine months ended September 30, 1999 were interest income and airtime and handset revenues for only 4 days because the Partnership commenced operations on September 26, 2000. Interest income for this period was $358,269 compared to $652,072 for the same period of 1999. The decrease in interest income during year 2000 is attributable to the use of previously invested cash to fund NewComm wireless operations.

Expenses

         Expenses for the nine months ended September 30, 2000 totaled $80,811,825 compared to $9,581,770 for the same period in 1999. The increase in expenses during 2000 is attributable to the costs associated with NewComm's operations, which started in September 1999. The Partnership's expenses in the first nine months of 2000 included $11,908,495 in costs of handset and accessories, $8,196,183 for salaries and benefits, $6,695,725 for legal and professional expenses, $6,739,921 for interest expense due on notes payable and lines of credit, $15,224,653 in depreciation and amortization, $28,930,864 in advertising, sales and dealers commissions, interconnection, management fee to general partner, rent and other expenses, and $3,115,993 for consulting and legal services charged by related parties such as TLD.

         Expenses for the nine months ended September 30, 1999 were mainly comprised of salaries and benefits of $1,590,776, legal and professional fees of $721,647 and other expenses of $5,844,119.

Liquidity and Capital Resources

         As of September 30, 2000, the Partnership had cash and cash equivalents amounting to $9,216,437, which are mostly related to the loan and lines of credit proceeds NewComm received from TLD and a financial institution, net of cash used in operating activities of $23,010,557 and investing activities of $7,819,311 for the nine months period ended September 30, 2000.

         During the nine months ended September 30, 2000, $23,010,557 million of cash was used by operations. While the Company had a net loss of $30,612,679 for the nine months ended September 30, 2000, $15,224,653 million of the loss represented non-cash depreciation and amortization expenses.

         Accounts receivable increase of $15,908,970 is directly related to the rapid increase in NewComm's customer base. Inventories as of September 30, 2000 resulted in an overall increase of $6,035,512. The overall increase is mainly related to the build out of the PCS network, which requires NewComm to keep an adequate quantity of inventory to supply the demand of its increasing customer base.

         In connection with the build out of the Partnership's Puerto Rico Network, NewComm has incurred a liability with Lucent Technologies, Inc. (the entity that is building out the network) for the PCS network under construction. As of September 30, 2000, the Partnership owed $80,941,670 under this contract. The total expected amount to be disbursed under the build out contract is approximately $125 million. During the quarter ended September 30, 2000, NewComm's management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount due under the contract under a formal financing agreement. The financing agreement extends payments for a ten-month period at an annual rate of 9.0%. As of September 30, 2000, $24,232,822 are outstanding under this financing agreement.

         In addition, the Partnership owes the FCC an undiscounted amount of $51,339,555. As of September 30, 2000, the notes payable to the FCC amount to $39,608,099, net of the applicable discount.

         The Partnership has a secured promissory note payable to TLD which bears interest at the floating rate of 90 days LIBOR plus 1.5% and is due in March 2004. In addition, in February 2000 the joint venture agreement with TLD was amended to provide NewComm a revolving line of credit of approximately $30 million for working capital from TLD. During August 2000, NewComm obtained additional financing from a third party financial institution in the form of a line of credit of $5 million. The line matures and is renewed every 30 days and bears interest at 9.13%. As of September 30, 2000, $5.0 million were outstanding under this line of credit.

         The Partnership expects that the total cost to implement NewComm's business plan to be approximately $200 million. This consists of approximately $125 million in costs associated with building out the Puerto Rico Network, and approximately $75 million to fund NewComm's operations until it becomes profitable. NewComm has obtained short term financing up to $30 million at a rate of 1.5% over 90 day LIBOR and $5 million at 9.13%. In addition, the Partnership will be obtaining long term financing of approximately $150 million provided that the Partnership and TLD contribute additional capital or convertible debt to NewComm. The Partnership believes that the additional capital contribution or convertible debt, along with the proposed long term financing, will fully fund NewComm's operations.

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

ITEM 3. QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Partnership's exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks. The Partnership invests cash balances in excess of operating requirements in a short-term money market account. As of September 30, 2000, the Partnership had cash equivalents and short-term investments of approximately $9,216,437 consisting of cash and highly liquid, short-term investments in a money market account.

         The Partnership's cash and cash equivalents will increase or decrease by an immaterial amount if market interest rates increase or decrease, and therefore, its exposure to interest rate changes has been immaterial. The Partnership's loans payable to the FCC have a fixed interest rate of 6.5% and therefore are not exposed to interest rate risks. The TLD Note relating to indebtedness of NewComm bears interest at the floating rate of the 90 days LIBOR plus 1.5% (6.95% at September 30, 2000) and is due in March 2004. The Line of Credit payable to TLD also bears interest at the rate of 1.5% over the 90 days LIBOR rate, due upon commencement of a $60 million bridge loan scheduled to be executed in November 2000. The amount owed to Lucent in connection with its build out of the Puerto Rico Network consists of a deferred price and therefore is not subject to interest rate risk.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Partnership is subject to certain legal proceedings and an FCC proceeding, which were described in the Partnership's Form 10-K for the year ended December 31, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits

         27.0 Financial Data Schedule

     (b) The Partnership did not file a Form 8-K in the quarter ended September 30, 2000.


ITEMS 2, 3, 4 and 5 are not applicable have been omitted.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ClearComm, L.P.



                                        By:   SuperTel Communications Corp.



Date:  November 14, 2000                      By: /s/ Javier O. Lamoso
                                              ----------------------
                                              Name: Javier O. Lamoso

                                              Title: President