Form 10-K
period 2000-12-31
CLEARCOMM L P
filed 2001-05-11
CIK 1013267

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

For Annual and Transition Reports to Section 13 or 15(d) of the
Securities Exchange Act of 1934

(Mark one)

☒        Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2000             or

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from _______________________ to _______________

Commission file number  0-28362

ClearComm, L.P.

(Exact Name of Registrant as Specified in its Charter)

Delaware	66-0514434
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

268 Muñoz Rivera Ave.
Suite 2206
Hato Rey, Puerto Rico	00918-1913
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (787) 756-0840

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest
(Title of class)

             Indicate by check mark whether the registrant: (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act of  1934 during the preceding 12 months (or for such shorter period that the  registrant was required to file such reports), and (2) has been subject to  such filing requirements for the past 90 days.  Yes    ☒    No    ☐

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

             The Registrant’s outstanding securities consist of units of limited partnership interests which have no readily ascertainable market value since there is no public trading market for these securities on which to base a calculation of aggregate market value.

             Documents incorporated by reference.         None.

TABLE OF CONTENTS

Part I

FORWARD-LOOKING STATEMENTS

             This Form 10-K and future filings by the Partnership on Form 10-Q and Form 8-K and future oral and written statements by the Partnership may include certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities, and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements.  Forward-looking statements by the Partnership are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Partnership disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

             Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Partnership as a result of a number of important factors.  Examples of these factors include, without limitation, failure to develop the Partnership’s PCS licenses in California due to an inability to obtain satisfactory financing or partners; rapid technological developments and changes in the telecommunications industry; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the Telecommunications Act of 1996 and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation; regulatory limitations on the Partnership’s ability to compete in the telecommunications services industry; and continuing consolidation in the telecommunications services industry.  In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including, without limitation, general industry and market conditions and growth rates, domestic and international economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Partnership’s future business.

ITEM 1.  BUSINESS

General

             ClearComm, L.P., a Delaware limited partnership (the “Partnership”), was formed on January 24, 1995 under the name PCS 2000, L.P., to own and operate broadband personal communications services (“PCS”) licenses to be acquired in auctions conducted by the Federal Communications Commission (the “FCC”).  The Partnership competed for PCS licenses in frequency Block C, set aside for “designated entities” (“Entrepreneurs”) that met certain financial and equity structure requirements and that qualify for certain benefits under rules, regulations and policies of the FCC and related statutory provisions (“FCC Rules”).

             The Partnership, through its majority-owned subsidiary, NewComm Wireless Services, Inc. (“NewComm”), owns and operates a state-of-the-art PCS network in Puerto Rico (the “Puerto Rico Network”).  The Partnership directly or indirectly through NewComm owns two 15 MHz C-Block PCS licenses covering the entire island of Puerto Rico (the “Puerto Rico Licenses”) and five 15 MHz licenses in California (the “California Licenses,” and together with the Puerto Rico Licenses, the “Licenses”).  SuperTel Communications Corp., the general partner of the Partnership (the “General Partner”) is actively engaged in the pursuit of business alliances and strategic partners to develop the California Licenses.  Although no assurances can be made, the Partnership anticipates that it will negotiate acceptable agreements regarding the California Licenses so that it will be able to offer wireless services in the regions covered by these licenses.

             The Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”) provides that the Partnership will terminate on December 31, 2005. The Partnership will dissolve on such date (unless terminated earlier or unless the Partnership Agreement is amended to change such date).

The Puerto Rico Network

             The Partnership started building its Puerto Rico Network during the first quarter of 1999 and the system commenced commercial operations on September 24, 1999.  The Partnership was the fifth entrant into the Puerto Rico wireless telecommunications market.  It currently provides wireless coverage in the areas where 90% of the Puerto Rico wireless traffic occurs.  The Partnership has established points of sale in all major shopping districts and has over 250 points of sale throughout Puerto Rico.  The Partnership believes that since it commenced operations it has obtained approximately one-half of all new wireless activations in Puerto Rico.  The Partnership was the first wireless company to provide internet content through its wireless handsets in Puerto Rico and expects to be the leader in providing new wireless services to the Puerto Rico market.

             To build and operate its Puerto Rico network, the Partnership entered into an agreement, dated February 4, 1999 (the “TLD Agreement”) with Telefónica Larga Distancia de Puerto Rico, Inc. (“TLD”).  TLD is a wholly owned subsidiary of Telefónica Internacional, S.A. which is a member of the Telefónica S.A. group (Ticker: TEF) (the “Telefónica Group”), Spain’s largest traded company and one of the world’s largest telecommunication companies.  Pursuant to the terms of the TLD Agreement, the Partnership transferred the Puerto Rico Licenses and associated business plans and studies to NewComm.  TLD provided NewComm a loan of approximately $19.96 million and received a secured convertible promissory note (the “Note”) which entitles TLD to select a director for one of the five NewComm board of director seats (the “Board”).  The Note is convertible into 49.9% of NewComm’s equity.  The Note cannot be converted, however, until the FCC authorizes TLD to hold more than a 25% equity interest in NewComm.  Once the Note is converted and the FCC designated entity rules no longer apply, subject to FCC approval, TLD will be entitled to three of six Board positions.  NewComm and TLD have entered into a management agreement whereby TLD provides day-to-day management services for NewComm, subject to the supervision of NewComm’s Board.  TLD also received an option (the “Option”) to buy an additional 0.2%, which would bring its ownership to 50.1%, subject to a third-party valuation and FCC approval.  The Option cannot be exercised prior to January 22, 2002, unless the ownership restrictions on the Puerto Rico Licenses are eliminated by the FCC.  In addition, the Partnership has an option to buy out TLD’s interest in NewComm before the transfer restrictions on the Puerto Rico Licenses lapse.

             The Partnership’s Puerto Rico Network operates under the image and brand name “MoviStar.”  MoviStar is the PCS brand name of the Telefonica Group in Spain and the Partnership expects to benefit from the goodwill associated with that name.  The Puerto Rico Network is a state-of-the-art CDMA (“Code Division Multiple Access”) network.  Pursuant to a roaming agreement with the Sprint PCS, MoviStar customers have mainland U.S. coverage.

             Lucent Technologies, Inc. (“Lucent”), built the Puerto Rico Network on behalf of NewComm.  The Partnership continues optimizing the network to maintain and offer better quality  service to its customers.

The Puerto Rico Market

The Partnership believes that the Puerto Rico market provides many unique advantages for telecommunications companies.  Puerto Rico is politically stable, as it has been a territory of the United States since 1898 and its economy is fully integrated with that of the United States mainland.  It has the Caribbean’s best educated, most skilled labor force and the most sophisticated manufacturing and transportation infrastructure.  Puerto Rico has a solid base of major manufacturers which includes, Hewlett-Packard Company, Microsoft Corporation, BASF Corporation, Colgate-Palmolive, Johnson & Johnson, and Pfizer Pharmaceutical.  Along with its U.S.-linked stability, Puerto Rico offers the advantage of emerging market type growth and a significant cash based economy.  The Partnership believes that current per capita income and consumption in Puerto Rico, combined with continued economic growth will support continued strong demand for the high quality telephone services which the Partnership is offering.

Competition in Puerto Rico

             The success of the Partnership’s PCS business in Puerto Rico will depend upon its ability to compete with the two cellular operators and two operating PCS providers, potential competition from two other PCS licensees and potential future wireless communications providers in the Puerto Rico market.  The Partnership is aware that Sprint PCS is building a PCS network which is expected to commence operations in the second half of 2001.  The Partnership expects that the existing cellular providers will upgrade their networks to provide comparable services in competition with the Partnership.  The Partnership also faces competition from other existing communications technologies such as conventional mobile telephone service, specialized mobile radio (“SMR”) and enhanced specialized mobile radio (“ESMR”).  The Partnership believes that ESMR will have a limited competitive impact against PCS, particularly in the consumer mass market sector, largely because of technical limitations and limited bandwidth.  In the future, PCS could potentially compete more directly with traditional landline telephone service providers and other technologies including mobile satellite systems.  In addition, the availability of new spectrum and resale of existing spectrum and the entry of new participants, may result in increased competition in the Puerto Rico market.  At the end of 2000, Puerto Rico had a wireless market penetration of approximately 29%, while the United States mainland ended the same year with an approximate market penetration of 39.3%.  Market research reflects that Puerto Rico should attain a market penetration of 50% by the end of 2004.

Markets

             The following table sets forth as of December 31, 2000, with respect to each Market in which the Partnership owns a PCS license, the estimated persons of population (“POPs”).

Market Name	1997 POPs*	1990 POPs**
San Juan, PR	2,688,000	2,170,250
Mayaguez-Aguadilla, PR	1,083,000	1,325,600
Modesto, CA	487,000	418,980
Visalia-Porterville, CA	487,000	413,390***
Redding, CA	284,000	253,260
Merced, CA	227,000	192,710
Eureka, CA	157,000	142,580
Total:	5,414,000	4,916,770

*	Based on the Paul Kagan 1998 PCS Atlas and Databook.
**	Based on the 1990 census figures used by the FCC.
***	On August 28, 2000, the Partnership entered into a Purchase and Sale Agreement with Leap Wireless International (“Leap Wireless”), pursuant to which the Partnership will sell the Visalia license to Leap Wireless in exchange for shares of Leap Wireless stock valued at $9,500,000. The closing of this sale cannot occur until the FCC approves the transfer of this license. Under the terms of Purchase and Sale Agreement, the Partnership will receive 147,502 shares of Leap Wireless stock, with the Leap Wireless stock valued at a price of $64.45 per share. The Partnership also has the option to request a $9,500,000 cash payment in lieu of receipt of Leap Wireless stock, if at the closing the average price of Leap Wireless shares over the five-day period immediately prior to closing is less than $61.23 per share.

Regulation

             Overview

             In 1993, Congress adopted the Omnibus Budget Reconciliation Act of 1993 (the “Reconciliation Act”) which, among other things, mandated auctions for the award of certain FCC licenses, including PCS licenses.  Pursuant to authority granted to the FCC by the Reconciliation Act, the FCC awarded PCS licenses through a process of competitive bidding auctions in which there were multiple applications for the same license (the “Auctions”).

             PCS is a radio-based transmission technology which, like cellular technology, uses the same frequencies repeatedly in a multiple-transmitter cell design.  PCS is a digital technology, capable of numerous advanced service features, including caller-ID, voice-prompting, voice-recognition, scrambled (secure) calling, message and image delivery, intelligent call transfer and follow-me calling, single number service (the same number can be assigned to multiple PCS telephones in different locations) and auto-trace of crank callers.    The Partnership has been offering E-mail and internet access from its handsets since June 2000.  The Partnership began offering wireless banking services in October 2000.

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

             Entrepreneur Classes and Economic Preferences

             Block C and F licenses were reserved for Entrepreneurs meeting certain limiting criteria set forth in FCC Rules.  Entrepreneurs were granted a set of economic preferences in the Auctions.  Under FCC Rules, an Entrepreneur is defined as an entity that, together with its affiliates and persons or entities that hold attributable interests in such entity and their affiliates, has less than (i) $500 million of assets, and (ii) $125 million of annual gross revenue over the prior two years.  In addition, FCC Rules define three classes of Entrepreneurs, with each class eligible for different economic preferences in the Blocks C and F Auctions.  The Partnership’s Entrepreneur qualification is as a “Small Business,” which is an entity that had less than $40 million of aggregate annual gross revenue averaged over the last three years, at the date of grant of the license.

             Small Businesses are entitled to make interest-only payments for the first six years and can amortize interest and principal over the remaining four years of the license term.  The interest rate applicable to Small Businesses is the 10-year treasury note rate at the date of grant of the license.  In addition, Small Businesses were entitled to a bidding credit of 25%.  In March 1997, the FCC issued an order suspending indefinitely interest payments on all Block C licenses; however, interest continued to accrue.  Ultimately, in accordance with the FCC procedures specified in the FCC’s March 24, 1998 Order on Reconsideration of the Second Report and Order (the “Reconsideration Order”), the Partnership commenced interest payments during July, 1998.

             Build-Out Requirements

             All PCS license holders are required to meet certain requirements imposed by the FCC relating to the provision of service in each license area. Block C license holders must provide coverage to one-third of the POPs in each license service area within five years of license grant and two-thirds of the POPs in each license service area within ten years of license grant.  These periods were rescheduled by the FCC to begin on June 8, 1998.  Failure to comply with the build-out requirements could subject the Partnership to license forfeiture or other penalties, and may have a material adverse effect on the financial condition of the Partnership.  The Partnership has complied with its build out requirements for the Puerto Rico licenses, and has informed the FCC of its difficulties in building out coverage in the region covered by the California licenses.  If necessary, the Partnership will request an extension to the build-out requirements.

Employees

             The Partnership, including its wholly owned subsidiary NewComm, had approximately 220 employees at the end of 2000.

ITEM 2.  PROPERTIES

             The Partnership leases office space in Hato Rey and Guaynabo, Puerto Rico.  In connection with the build-out by NewComm of the Partnership’s Puerto Rico Network, NewComm leases sites where its telephone switching equipment, relay stations and other equipment are located, as well as sites and kiosks in malls and shopping centers where it sells its services to the public.

ITEM 3.  LEGAL PROCEEDINGS

             In March 2001, the Partnership settled two separate consolidated civil actions brought in the Circuit Court of the State of Oregon for Multnomah County by certain limited partners regarding alleged representations made by certain officers, directors, employees and consultants in connection with the sale of limited partnership units.  The Partnership did not pay any compensation to settle these actions and did not admit to any wrongdoing in these matters.

             Further, on February 4, 1999, the Partnership and NewComm filed an application with the FCC for a pro forma assignment of the Puerto Rico Licenses to NewComm, and the FCC granted the application on February 18, 1999.  On March 22, 1999, Centennial Communications Corp. (“Centennial”) filed a Petition for Reconsideration (the “Petition”) with the FCC seeking to rescind the assignment of the Licenses to NewComm or to stay the effectiveness of the assignment pending resolution of the issues raised in the Petition.  Centennial alleges that there are facts warranting an investigation into whether TLD is exercising de facto, if not de jure, control over the Puerto Rico NewComm licenses in violation of the FCC’s broadband PCS designated entity rules.  The Partnership believes that all of its actions were in conformity with FCC rules, and that the allegations are without merit.  The Partnership will vigorously oppose the Petition.  The Partnership believes if the agreement is amended to eliminate the Option, which consists of TLD’s right to acquire an additional 0.2% interest in NewComm, the Petition will become moot and the FCC will dismiss it.  The Partnership intends to amend the TLD Agreement, if necessary, to obtain a dismissal of the Petition.  Any amendment requires the approval of TLD.

             From time to time the Partnership is involved in litigation, some of which is ongoing.  The General Partner does not believe that any litigation involving the Partnership will have a material adverse effect on the Partnership’s business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

             None.

Part II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             There is no trading market for the Units, and it is unlikely that a trading market will exist at any time in the future unless the Partnership is restructured.  Any transfer of the Units is severely restricted by certain conditions outlined in the Partnership Agreement, and requires the consent of the General Partner which can be withheld in the General Partner’s sole reasonable discretion.

             As of December 31, 2000 only the General Partner holds a general partnership interest and 1,630 Investors hold an aggregate of 2,903.1 Units of limited partnership interest.  There are 3.3 units held as treasury units.

             There have been no cash distributions to the Investors to date.  The following summary of certain allocation provisions of the Partnership Agreement is entirely qualified by reference to the Partnership Agreement, which was filed as an Exhibit to the Partnership’s Form 10-K.  As a general rule, the General Partner shall cause the Partnership to make distributions, if any, of cash flow received from operations of the Partnership which the General Partner, in its sole discretion, determines to distribute to Investors (“Cash Flow”).  All distributions will be made 75% to the Investors and 25% to the General Partner.  Distributions to the Investors shall be made in proportion to the number of Units held by each Investor on the last day of the calendar quarter to which such distribution relates.

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

             Net losses from operations of the Partnership will be allocated as follows: first, to the Investors to offset any profits previously allocated to the Investors, and second, 75% to the Investors in accordance with the number of Units held by each Investor and 25% to the General Partner.  The gain from a financing, refinancing, sale or other disposition of the Partnership’s assets (or from similar capital transactions) (collectively, “Capital Transactions”) will be allocated 75% to the Investors and 25% to the General Partner.  The loss from a Capital Transaction will be allocated in the same way that net losses from the Partnership’s operations are allocated.  Further adjustments to capital accounts may be required and are authorized by the Partnership Agreement to comply with the provisions of any future Internal Revenue Service regulations.

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

ITEM 6.  SELECTED FINANCIAL DATA

             The following table summarizes selected consolidated financial data of the Partnership from the period from January 1, 1996 to December 31, 1996, from January 1, 1997 to December 31, 1997, from January 1, 1998 to December 31, 1998, from January 1, 1999 to December 31, 1999, and from January 1, 2000 to December 31, 2000.  This information should be read in conjunction with the Partnership’s consolidated financial statements and related notes thereto and management discussion contained herein.

Statements of Operations Data

	December 31, 1996	December 31, 1997 (1)	December 31, 1998	December 31, 1999	December 31, 2000
Revenues:
Service revenues	$-	$-	$-	$4,950,769	$79,906,400
Handsets and accessories sales	-	-	-	2,357,790	12,104,805
	-	-	-	7,308,559	92,011,205
Expenses:
Operating expenses	3,610,469	13,436,973	5,696,439	28,072,321	133,397,603
Omaha withdrawal fee	1,257,771	-	-	-	-
Norfolk bid withdrawal penalty	3,273,374	-	-	-	-
Forfeiture imposed by FCC	1,000,000	-	-	-	-
Settlement credit on legal disputes	-	-	(2,090,876)	-	-
Norfolk bid withdrawal penalty credit	-	-	(2,848,374)	-	-
License cost forfeiture after disaggregation, prepayment and amnesty options offered by the FCC	-	-	10,989,972	-	-
	9,141,614	13,436,973	11,747,161	28,072,321	133,397,603
Loss from operations	(9,141,614)	(13,436,973)	(11,747,161)	(20,763,762)	(41,386,389)
Other income (expense):
Interest income	66,767	495,614	324,232	832,006	490,309
Interest expense	-	(2,948)	(5,749)	(2,263,002)	(11,141,769)
	66,767	492,666	318,483	(1,430,996)	(10,651,460)
Loss before minority interest	(9,074,847)	(12,944,307)	(11,428,678)	(22,194,758)	(52,037,858)
Loss attributable to minority interest	-	-	-	-	282,471
Net loss	$(9,074,847)	$(12,944,307)	$(11,428,678)	$(22,194,758)	$(51,755,387)
Net loss attributable to General Partner	$(2,268,712)	$(3,236,077)	$(2,857,169)	$(5,548,689)	$(12,938,847)
Net loss attributable to Limited Partners	$(6,806,135)	$(9,708,230)	$(8,571,509)	$(16,646,069)	$(38,816,540)
Net loss per unit attributable to Limited Partners	$(2,610)	$(3,496)	$(3,033)	$(5,888)	$(13,371)

(1)  The 1997 operating expenses include payment of $6,511,250 to Romulus Telecommunications Corp. for its services in preparation of the Partnership’s FCC application to bid in the FCC C-Block auctions and bidding at the auctions.

Balance Sheets Data

	December 31, 1996	December 31, 1997	December 31, 1998	December 31, 1999	December 31, 2000
ASSETS:
Cash and cash equivalents	$2,492,851	$9,761,729	$4,246,412	$6,546,305	$9,338,798
Accounts receivable, net	-	-	1,633,024	3,244,067	20,049,769
Insurance claim receivable	-	-	-	-	1,256,285
Inventories	-	-	-	9,201,823	12,977,164
Other assets	45,583,928	213,958	143,883	1,406,684	2,481,650
Restricted cash	6,511,250	-	-	-	-
PCS licenses, net	-	270,245,139	64,757,512	67,543,320	64,838,452
Property and equipment, net	-	-	-	89,200,611	97,002,140
	$54,588,029	$280,220,826	$70,780,831	$177,142,810	$207,944,258
LIABILITIES AND PARTNERS’
CAPITAL (DEFICIT):
Accounts payable and accrued liabilities	$287,242	$6,469,357	$2,317,681	$107,245,472	$45,743,223
Notes payable – short-term	-	-	-	-	121,000,000
Notes payable – long-term	-	231,415,989	37,550,348	59,114,678	72,456,233
Minority interest	-	-	-	-	9,717,529
Unitholders’ capital (deficit) 2,719.6 Units in 1996, 2,825.9 Units in 1997, 2,826.1 Units in 1998 and 2,903.1 Units in 1999 and 2000, and 1 general Partnership interest)	52,300,787	42,335,480	30,912,802	10,782,660	(40,972,727)
	$54,588,029	$280,220,826	$70,780,831	$177,142,810	$207,944,258
BOOK VALUE PER UNIT	$19,224	$14,976	$10,934	$3,713	$(14,113)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

             The Partnership was formed in January 1995 and is managed by its General Partner, SuperTel Communications Corp.  The Partnership was organized to acquire, own, consult and operate personal communication services PCS licenses in the Block C band and to take advantage of the benefits that the FCC has set aside for Entrepreneurs.  The Partnership owns the Puerto Rico Licenses, which consist of two 15 MHz PCS licenses covering Puerto Rico, and the California Licenses, which consist of five 15 MHz PCS licenses covering the California cities of Eureka, Redding, Modesto, Merced and Visalia-Porterville.

             On August 28, 2000, the Partnership entered into a Purchase and Sale Agreement with Leap Wireless International (“Leap Wireless”), pursuant to which the Partnership will sell the Visalia-Porterville license to Leap Wireless in exchange for shares of Leap Wireless stock valued at $9,500,000. The closing of this sale cannot occur until the FCC approves the transfer of this license. Under the terms of the Purchase and Sale Agreement, the Partnership will receive 147,502 shares of Leap Wireless stock, with the Leap Wireless stock valued at a price of $64.45 per share. The Partnership also has the option to request a $9,500,000 cash payment in lieu of receipt of Leap Wireless stock, if at the closing the average price of Leap Wireless shares over the five-day period immediately prior to closing is less than $61.23 per share.

             The Partnership commenced commercial operations of its PCS network in Puerto Rico on September 24, 1999 when it began offering wireless services in Puerto Rico to the public.  Prior to that date, its income had consisted of interest earnings only.  Since the Partnership commenced commercial operations in 1999, the comparisons presented below may not be indicative of future operations.

             The Partnership established its Puerto Rico network by forming a wholly owned subsidiary, NewComm on January 29, 1999.  On February 4, 1999, the Partnership and NewComm entered into an agreement with TLD, whereby the Partnership contributed its two Puerto Rico Licenses to NewComm and TLD provided NewComm a $19,960,000 loan to develop the Puerto Rico Licenses.  TLD’s loan is pursuant to a secured convertible promissory note (the “Note”) which is convertible into 49.9% of NewComm’s equity.  The Note however, cannot be converted until the FCC authorizes TLD to hold more than a 25% equity interest in NewComm.  TLD also received an option (the “Option”) to buy an additional 0.2%, which would bring its ownership to 50.1%, subject to a third-party valuation and FCC approval. The Option cannot be exercised prior to January 22, 2002, unless the ownership restrictions on the Puerto Rico licenses are eliminated by the FCC.  NewComm, however, has the option to buyout TLD in the last year before the restrictions on the Puerto Rico licenses lapse.  The Partnership intends to amend the TLD Agreement to eliminate the Option.  Any amendment requires the approval of TLD.  See “Legal Proceedings.”

             With respect to its California Licenses, the Partnership anticipates developing these licenses by means of strategic alliances and/or partnerships with other operators.  Although no assurances can be made, the Partnership anticipates that it will negotiate acceptable agreements regarding these licenses so that it will be able to offer wireless services in the regions covered by these licenses.

Results of Operations - 2000 Compared to 1999

             The Partnership’s revenues for the year ended December 31, 2000, which amounted to $ 92,011,205, included $79,906,400 in service revenues and $12,104,805 in handset and accessories sales generated from NewComm’s wireless operations.  The increase in revenues is primarily due to the fact that the Partnership had only three months of operations in 1999 as compared to 12 months of operations in 2000.

Expenses

             Expenses for the year ended December 31, 2000 totaled  $133,397,603, as compared to $28,072,321 for the same period in 1999.   During 2000, the Partnership’s expenses included $32,309,660 ($4,430,637 for 1999) in costs of handset and accessories,  $10,747,715 ($5,128,280 for 1999) in salaries and benefits, $5,928,431 ($2,144,349 for 1999) for legal and professional services, $20,458,500 ($2,957,683 for 1999) in depreciation and amortization, $17,716,025 ($625,000 for 1999) in provision for doubtful accounts, $39,044,977 ($9,663,546 for 1999) in interconnection, sales, advertising, rent, taxes and other expenses, and $7,062,610 ($2,980,718 for 1999) for services rendered by related parties.  The increase in expenses during 2000 is primarily associated with a full year of NewComm’s operations, as compared with only three months during 1999.

             Net loss of $51,755,387 for 2000, reflects the costs of entering the Puerto Rico market and meeting the competition of existing cellular and PCS operators in order to develop a subscriber base.  To meet competition, a significant subsidy is granted in the sale of handsets and accessories, on which a negative margin of $20,204,855 was generated during 2000.  In addition, a large portion of sales, advertising, and salaries and benefits expenses amounting to $25,842,980 have been required to penetrate the market and serve the established subscriber base.  Depreciation and amortization expenses of $20,458,500 in 2000, include $9,704,436 related to the one-year amortization of handsets rented.  New rentals of handsets were discontinued after May, 2000.

             Interest expense for the year ended December 31, 2000, totaled $11,141,769, as compared to $2,263,002 for the same period in 1999.  The increase in interest expense during 2000 is primarily attributable to the FCC Note, the TLD notes, the Note Payable to Lucent, and the Bridge Loan Facility (refer to Notes 10, 11 and 12 to the accompanying consolidated financial statements).  In 2000, the Partnership had interest income of $490,309, as compared to $832,006 in 1999. The decrease in interest income in 2000 is due to the decrease in funds invested in connection with the requirements of cash flows for operations and acquisition of property and equipment.

Results of Operations - 1999 Compared to 1998

             The Partnership’s revenues for the year ended December 31, 1999, which amounted to $7,308,559 included $4,950,769 in service revenues and $ 2,357,790 in handset and accessories sales generated from NewComm's wireless operations, which started in Puerto Rico in September 1999.

Expenses

             Expenses for the year ended December 31, 1999 totaled  $28,072,321 compared to $11,747,161 for the same period in 1998. Expenses incurred in 1998 included legal fees incurred in Oregon litigation and proceedings before the FCC.  The increase in expenses during 1999 is attributable to the costs associated with NewComm’s operations that started in September 1999.  During 1999, the Partnership’s expenses included  $4,430,637 in costs of handset and accessories,  $5,128,280 for salaries and benefits, $2,957,683 in depreciation and amortization, $625,000 in provision for doubtful accounts, $9,805,654 in advertising, sales, interconnection, management fee, rent and other expenses, $2,144,349 for legal and professional services and $2,980,718 for consulting and legal services associated with the start-up of NewComm charged by related parties such as TLD and TISA.

             In 1998, the Partnership had interest earnings of $324,232 compared to $832,006 in 1999.  The increase in interest income during 1999 is attributable to NewComm’s investment of the funds loaned by TLD.  Interest expense increased in 1999 to $2,263,002, as compared to $5,749 in 1998, mostly due to the TLD and FCC notes.

Liquidity and Capital Resources

             As of December 31, 2000, the Partnership had cash and cash equivalents amounting to $9,338,798, which are mostly related to proceeds from the bridge loan facility and the capital contributed by Syndicated Communication Venture Partners IV, LP (“Syncom”) and TLD, as explained below.

             As part of the agreement with TLD, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that requires Lucent to build a network that uses Code Division Multiple Access (“CDMA”) protocol.  It is expected that the total cost will approximate $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount of network construction current payables under a formal financing agreement.  The financing agreement extends payments for an eight-month period (through June 2001), at an annual rate of 1.5% over 90-day LIBOR.  As of December 31, 2000, $61,000,000 is outstanding under this financing agreement (refer to Note 10 to the accompanying consolidated financial statements).

             The increase in inventory as of December 31, 2000 is related to the build out of the PCS network, which requires NewComm to keep an adequate level of handset inventory to supply the demand of its increasing customer base. Inventory held as of the end of the year amounted to $12,977,164.

             In addition, the Partnership owes the United States federal government approximately  $51,339,555 (undiscounted) plus accrued interest at 6.5% of  $1,566,871 in connection with the acquisition of its PCS licenses.  As of December 31, 2000, the notes payable to FCC are presented net of a discount of approximately $11,469,668 (refer to Note 12 to the accompanying consolidated financial statements).

             The Partnership has a secured promissory note payable to TLD, which bears interest at the floating rate of 90 days LIBOR plus 1.5% and is due in March, 2004.  In addition, in January 2000 the joint venture agreement with TLD was amended to provide NewComm a revolving line of credit of approximately $30 million for working capital from TLD.  This loan was paid-off in December 2000 by means of a $60 million bridge loan to NewComm from ABN-AMRO and BBVA (refer to Notes 1 and 12 to the accompanying consolidated financial statements).

             The Partnership expects that the total cost to implement NewComm’s business plan to be approximately $200 million.  This consists of approximately $125 million in costs associated with building out the Puerto Rico Network, and approximately $75 million to fund NewComm’s operations until it becomes profitable.  NewComm obtained a short term financing (“Bridge Loan”) of $60 million at a rate of 1.5% over 90-day LIBOR, which came due in March 2001.  NewComm obtained an extension for this loan until May 29, 2001 at a rate of 2.50% over 90-day LIBOR.  In addition, the Partnership believes such banks will be willing to provide long term financing of $150 million provided that the Partnership and TLD contribute additional capital to NewComm.  The Partnership, by means of Syncom and TLD, contributed $20 million of additional capital during the third and fourth quarters of 2000.  Syncom invested $10 million in NewComm in exchange for 3.28% of NewComm.  The Partnership believes that the additional capital contribution by Syncom and TLD, along with the proposed long term financing would fully fund NewComm’s operations.

             As a result of the restructuring of its FCC debt in June 1998, the Partnership has no outstanding debt on its California Licenses, which consist of 15MHz of bandwidth covering an approximate population of 1.6 million people in Eureka, Redding, Merced, Modesto and Visalia-Porterville, all within the state of California.  Holders of major C Block licenses surrounding the California Licenses are currently under bankruptcy court proceedings, which adversely affects the Partnership’s ability to enter into joint venture agreements to develop these licenses.  However, a re-auction of D, E, F and disaggregated C Block licenses concluded on April 16, 1999.  Another re-auction was concluded in January, 2001.  It is possible that the purchasers of the re-auctioned licenses may be willing to jointly develop the California Licenses with the Partnership.  The Partnership is actively pursuing alliances and possible funding mechanisms to develop its California Licenses.

             The Partnership anticipates that earnings and cash distributions derived from its Puerto Rico Network once it is fully operational, interim and permanent financing and, if necessary, additional capital calls from its Investors or accessing the public capital markets, should provide it with the liquidity to meet its obligations.  The Partnership also expects that once it is able to develop its California Licenses, it will have additional sources of revenues and profits.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The Partnership’s exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks.  The Partnership invests cash balances in excess of operating requirements in short-term money market funds.  As of December 31, 2000, the Partnership had cash equivalents and short-term investments of approximately $9,338,798 consisting of cash and highly liquid, short-term investments in money market funds.

             The Partnership’s cash and cash equivalents will increase or decrease by an immaterial amount if market interest rates increase or decrease, and therefore, its exposure to interest rate changes has been immaterial.  The Partnership’s loans payable to the FCC have a fixed interest rate of 6.5% and therefore are not exposed to interest rate risks.  The TLD Note relating to indebtedness of NewComm bears interest at the floating rate of the 90-day LIBOR plus 1.5% and is due in March 2004.  The amounts owed to Lucent in connection with its build out of the Puerto Rico Network are due within 2001 and bear interest at 1.5% over 90-day LIBOR.  The Partnership’s short-term financing bears interest at 2.50% over 90-day LIBOR.  The Partnership anticipates that the interest rate applicable to the permanent financing will be similar or lower than the ones related to the TLD Note and the short-term financing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

SuperTel Communications Corp.

All financial schedules have been omitted because they are not applicable or because the information required is included in the financial statements or notes thereto.

Report of Independent Public Accountants

To ClearComm, L.P.:

We have audited the accompanying consolidated statements of assets, liabilities and partners’ capital (deficit) of ClearComm, L.P. and subsidiaries (a Delaware limited partnership) as of December 31, 2000, and the related consolidated statements of revenues and expenses, changes in partners’ capital (deficit) accounts and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ClearComm, L.P. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Partnership has suffered recurring operating losses, has a working capital and partners’ capital deficit and has not yet obtained the permanent financing required to pay for the cost of its network and its working capital needs.  These matters raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHUR ANDERSEN LLP

San Juan, Puerto Rico,
May 4, 2001.

Revenue Stamp Number 1701883
has been affixed to the original
copy of this report.

Report of Independent Public Accountants

To the Partners of ClearComm, L.P.

In our opinion, the consolidated statements of assets, liabilities and partners' capital (deficit) and the related consolidated statements of revenues and expenses, of changes in partners' capital (deficit) accounts and of cash flows present fairly, in all material respects, the financial position of ClearComm, L.P. and its subsidiaries (the Partnership) at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

             The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Partnership has not yet obtained the permanent financing required for paying the cost of its network which raises substantial doubt about its ability to continue as a going concern.  The Partnership has received proposals from banks to provide short term and long term financing.  Such financing is subject to certain conditions, among others, additional contributions by its partners in the amount of $50 million.  Management’s plans in regard to this matter are further described in Note 2 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP

San Juan, Puerto Rico
March 29, 2000

Stamp 1705929 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

ClearComm, L.P.

Consolidated Statements of Assets, Liabilities and Partners' Capital (Deficit)
December 31, 2000 and 1999

	2000	1999
Assets
Current Assets:
Cash and cash equivalents	$9,338,798	$6,546,305
Accounts receivable, net of allowance for doubtful accounts of $18,341,025 and $625,000	20,049,769	3,244,067
Insurance claim receivable	1,256,285	-
Subscription receivable from limited partners	-	981,000
Inventories	12,977,164	9,201,823
Prepaid expenses	751,603	425,684
Total current assets	44,373,619	20,398,879
Deferred Financing Costs	1,730,047	-
PCS Licenses, net	64,838,452	67,543,320
Property and Equipment, net	97,002,140	89,200,611
	$207,944,258	$177,142,810
Liabilities and Partners’ Capital (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$40,314,401	$102,735,688
Note payable to Lucent Technologies	61,000,000	-
Bridge Loan Facility	60,000,000	-
Accounts payable to related parties	2,041,767	2,815,302
Accrued interest	1,566,872	1,251,329
Deferred income	1,820,183	443,153
Total current liabilities	166,743,223	107,245,472

Long-Term Notes Payable	72,456,233	59,114,678
Minority Interest	9,717,529	-

Commitments and Contingencies (Notes 2, 15, 17, and 18)
Partners’ Capital (Deficit):
Limited partners’ capital (2,903.1 units issued and outstanding in 2000 and 1999)	73,039,616	73,039,616
General partners’ capital	100,000	100,000
Undistributed losses-
Accumulated during development stage	(48,704,525)	(48,704,525)
Operations	(65,407,818)	(13,652,431)
Total partners’ capital (deficit)	(40,972,727)	10,782,660
	$207,944,258	$177,142,810

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

Consolidated Statements of Revenues and Expenses
December 31, 2000  1999 and 1998

	2000	1999	1998
Revenues:
Service revenues	$79,906,400	$4,950,769	$-
Handset and accessories sales	12,104,805	2,357,790	-
	92,011,205	7,308,559	-

Operating Cost and Expenses:
Cost of handset and accessories	32,309,660	4,430,637	-
Interconnection expense	3,612,688	444,285	-
Sales and dealers commissions	6,624,149	1,646,827	-
Salaries and benefits	10,747,715	5,128,280	1,331,605
Advertising expense	8,471,116	3,809,056	24,514
Legal and professional services	5,928,431	2,144,349	2,088,128
Depreciation and amortization	20,458,500	2,957,683	71,625
Provision for doubtful accounts	17,716,025	625,000	-
Rent expense	7,415,356	1,824,026	225,115
Taxes, other than income	6,295,122	199,491	-
Other expenses	6,626,546	1,739,861	837,215
Management fee to General Partner	129,685	142,108	360,452
Services rendered by related parties	7,062,610	2,980,718	757,785
Settlement credit on legal disputes with related parties	-	-	(2,090,876)
Bid withdrawal penalty credit (Norfolk, Virginia)	-	-	(2,848,374)
License cost forfeiture after disaggregation, prepayment and amnesty options offered by the FCC	-	-	10,989,972
	133,397,603	28,072,321	11,747,161

Loss from Operations	(41,386,398)	(20,763,762)	(11,747,161)

Other Income (Expense):
Interest income	490,309	832,006	324,232
Interest expense	(11,141,769)	(2,263,002)	(5,749)
	(10,651,460)	(1,430,996)	318,483

Loss before Minority Interest	(52,037,858)	(22,194,758)	(11,428,678)

Minority Interest	282,471	-	-

Net Loss	$(51,755,387)	$(22,194,758)	$(11,428,678)

Net Loss Attributable to General Partner	$(12,938,847)	$(5,548,689)	$(2,857,169)

Net Loss Attributable to Limited Partners	$(38,816,540)	$(16,646,069)	$(8,571,509)

Net Loss Per Unit Attributable to Limited Partners	$(13,371)	$(5,888)	$(3,033)

ClearComm, L.P.

Consolidated Statements of Changes in Partners' Capital (Deficit) Accounts
December 31, 2000 and 1999

	Limited Partners		General
	Units	Amount	Partner	Total

Balance (deficit) at December 31, 1997	2,825.9	$49,418,861	$(7,083,381)	$42,335,480

Capital invested in 1998	0.2	6,000	-	6,000
Net loss	-	(8,571,509)	(2,857,169)	(11,428,678)

Balance (deficit) at December 31, 1998	2,826.1	40,853,352	(9,940,550)	30,912,802

Capital invested in 1999	77.0	2,064,616	-	2,064,616
Net loss	-	(16,646,069)	(5,548,689)	(22,194,758)

Balance (deficit) at December 31, 1999	2,903.1	26,271,899	(15,489,239)	10,782,660

Net loss	-	(38,816,540)	(12,938,847)	(51,755,387)

Balance (deficit) at December 31, 2000	2,903.1	$(12,544,641)	$(28,428,086)	$(40,972,727)

ClearComm, L.P.

Consolidated Statement of Cash Flows
December 31, 2000 1999 and 1998

	2000	1999	1998
Cash Flows from Operating Activities:
Net loss	$(51,755,387)	$(22,194,758)	$(11,428,678)
Adjustments to reconcile net loss for the period to net cash used in operating activities-
Depreciation and amortization	20,458,500	2,957,683	71,625
Provision for doubtful accounts	17,716,025	625,000	-
License cost forfeited after disaggregation, prepayment and amnesty options offered by the FCC	-	-	10,989,972
Minority interest	(282,471)	-	-
Increase in accounts receivable	(33,540,727)	(2,236,043)	(1,633,024)
Increase in insurance claim receivable	(1,256,285)	-	-
Increase in inventories	(3,775,341)	(9,201,823)	-
(Increase) decrease in prepaid expenses	(325,919)	(300,296)	8,312
(Decrease) increase in accounts payable and accrued liabilities	(9,801,255)	13,702,490	(393,711)
(Decrease) increase in accounts payable to related parties	(773,535)	2,402,762	(277,578)
Increase in accrued interest	2,120,604	1,038,732	-
Increase in deferred income	1,377,030	443,153	-
Total adjustments	(8,083,374)	9,431,658	8,765,596

Net cash used in operating activities	(59,838,761)	(12,763,100)	(2,663,082)
Cash Flows from Investing Activities:
Acquisition of property and equipment	(15,500,122)	(3,486,128)	-
Increase in license cost	-	(2,494,495)	-
Bid withdrawal payment	-	-	(2,848,374)
Other assets	-	-	(9,861)
Net cash used in investing activities	(15,500,122)	(5,980,623)	(2,858,235)
Cash Flows from Financing Activities:
Capital investment by partners	-	1,083,616	6,000
Capital contribution from minority interest	10,000,000	-	-
Proceeds from issuance of Bridge Loan Facility	60,000,000	-	-
Proceeds from issuance of notes payable to TLD	39,980,000	19,960,000	-
Payment of notes payable to TLD	(30,000,000)	-	-
Financing costs paid	(1,848,624)	-	-
Net cash provided by financing activities	78,131,376	21,043,616	6,000
Net Increase (Decrease) in Cash and Cash Equivalents	2,792,493	2,299,893	(5,515,317)
Cash and Cash Equivalents, beginning of period	6,546,305	4,246,412	9,761,729
Cash and Cash Equivalents, end of period	$9,338,798	$6,546,305	$4,246,412

ClearComm, L.P.

Notes to Consolidated Financial Statements
December 31, 2000, 1999 and 1998

1.         Reporting Entity:

ClearComm, L.P. (the “Partnership”) is a limited partnership organized on January 24, 1995 under the laws of the State of Delaware.  The Partnership was formed to file applications with the Federal Communications Commission ("FCC") under personal communications service ("PCS") frequency Block C, originally restricted to minorities, small businesses and designated entities, to become a provider of broadband PCS.  The Partnership will terminate on December 31, 2005, or earlier upon the occurrence of certain specified events as detailed in the Partnership Agreement.

SuperTel Communications Corp. (“SuperTel”), a Puerto Rico corporation, is the General Partner.  Its total share of the income and losses of the Partnership is 25% in accordance with the Partnership Agreement.  Approximately 1,600 limited partners also invested in the Partnership through a private placement.

On January 22, 1997, the Partnership was granted the PCS Block C licenses for Puerto Rico and certain California cities.  During 1997, the Partnership organized the following wholly-owned subsidiaries: ClearComm West, LLC, ClearCorp., LLC, CommClear, LLC and ClearComm de Puerto Rico.  These companies are inactive.

On February 4, 1999, the Partnership entered into a joint venture agreement (“the Joint Venture Agreement”) with Telefonica Larga Distancia De Puerto Rico, Inc. (“TLD”) to jointly develop and operate certain PCS licenses in Puerto Rico.  Among the most important provisions of the Joint Venture Agreement are the following:

•           The Partnership transferred all of its Puerto Rico PCS licenses including its related debt with the FCC to NewComm Wireless Services, Inc. (“NewComm”), a newly organized Puerto Rico corporation, in exchange for all of NewComm’s issued and outstanding common stock.

•           TLD loaned approximately $20 million to NewComm by means of a secured convertible promissory note payable (the “Promissory Note”).  The Promissory Note is secured by a security agreement pursuant to which a security interest is imposed upon NewComm’s assets, a Partnership guarantee and a pledge agreement, as defined.

•           Once certain regulatory and other requirements are met, the Promissory Note will be converted to NewComm’s common stock representing approximately 49.9% of NewComm’s equity at the time of the exchange.  TLD has the option to buy an additional .2%, which would bring its ownership to 50.1%, subject to a third party valuation of NewComm’s stock and approval by the FCC (refer to Note 17).

•           NewComm and TLD entered into certain management and technology transfer agreements.

In September 1999, NewComm commenced providing PCS services in Puerto Rico.

On August 28, 2000, the Partnership entered into a Purchase and Sale Agreement with Leap Wireless International ("Leap Wireless"), pursuant to which the Partnership will sell the Visalia, California license to Leap Wireless in exchange for shares of Leap Wireless stock valued at $9,500,000.  The closing of this sale cannot occur until the FCC approves the transfer of this license.  Under the terms of Purchase and Sale Agreement, the Partnership will receive 147,502 shares of Leap Wireless stock, with the Leap Wireless stock valued at a price of $64.45 per share.  The Partnership also has the option to request a $9,500,000 cash payment in lieu of receipt of Leap Wireless stock, if at the closing the average price of Leap Wireless shares over the five-day period immediately prior to closing is less than $61.23 per share.

During November and December 2000, NewComm received an aggregate equity investment of $10,000,000 from Syndicated Communications Venture Partners IV, L.P. (Syncom), a third party, in exchange for a 3.28% ownership in NewComm. Syncom is committed to contribute up to $25 million to NewComm in exchange for a 8.2% ownership.

The accompanying consolidated financial statements include the accounts of the Partnership and all of its majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

2.         Financing Requirements:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Partnership commenced operations in September 1999 and has incurred operating losses ($41.4 million in 2000 and $20.8 million in 1999).  It also has a working capital and partners’ deficit of $122.4 million and $41.0 million, respectively, as of December 31, 2000.  The Partnership is likely to continue incurring losses until such time as its subscriber base generates revenue in excess of the Partnership’s expenses.  Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by other means than its revenues.

As part of the agreement with TLD, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that requires Lucent to build a network that uses Code Division Multiple Access (“CDMA”) protocol.  It is expected that the total cost will approximate $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount due under the contract under a formal financing agreement.  The financing agreement extends payments for an eight-month period (through June 2001) at an annual rate of 1.5% of 90-day LIBOR.  As of December 31, 2000, $61,000,000 is outstanding under this financing agreement (refer to Note 10).

During November 2000, NewComm entered into a $60 million bridge loan agreement (the Bridge Loan Facility) with ABN-AMRO and BBVA with interest at 1.5% over 90-day LIBOR, which expired on March 15, 2001, and was extended until May 29, 2001, with interest at 2.50% over 90-day LIBOR, when a permanent loan financing for $150 million is expected to close.  The permanent financing agreement will require that the Partnership, by means of Syncom, and TLD, contribute approximately $25 million each to NewComm in equity and convertible debt, respectively.  As part of this commitment, during the last quarter of 2000, Syncom and TLD each contributed $10 million to NewComm in the form of equity and convertible debt, respectively (refer to Note 11).

Each of the Partnership’s C-Block licenses is subject to an FCC requirement that the Partnership construct network facilities that offer coverage to at least one-third of the population in the market covered by such license within five years following the grant of the applicable license and to at least two thirds of the population within ten years following the grant.  Although the Partnership’s buildout plan calls for it to exceed  these minimum requirements, failure to comply with these requirements could result in the revocation of the related licenses or the imposition of fines on the Partnership by the FCC.  Therefore, delays in constructing its PCS network for licenses granted for markets outside Puerto Rico could have a material adverse effect on the Partnership’s financial condition and results of operations.

Management believes that the Partnership will comply with all the requirements for obtaining the permanent financing and believes that cash and cash equivalents on hand, anticipated growth in revenues, vendor financing and the permanent financing will be adequate to fund its operations, at a minimum, through the end of 2001.  However, in the absence of improved operating results and cash flows, and the closing of its contemplated permanent financing, the Partnership may face liquidity problems to fund its operations and meet its obligations.  As a result of these matters, substantial doubt exists about the Partnership’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.         Summary of Significant Accounting Policies:

The following summarizes the most significant accounting policies followed in the preparation of the accompanying consolidated financial statements:

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates include the allowance for doubtful accounts, the insurance claims receivable, the valuation of inventories, and the fair value of long-lived assets.  A significant assumption that impacts the carrying value of assets and liabilities is that the Partnership will continue as a going concern.

Basis of Accounting and Fiscal Year

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.  The fiscal year of the Partnership ends on December 31.

Cash Equivalents

The Partnership considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash equivalents at December 31, 2000 and 1999, consist of money market funds of approximately $5,055,000 and $5,413,000, respectively.

Allowance for Doubtful Accounts

Allowance for doubtful accounts provides for estimated losses on accounts receivable.  The allowance is established based upon a review of the aggregate accounts, loss experience, economic condition and other pertinent factors.  Account losses are charged and recoveries are credited to the allowance for doubtful accounts.

Inventories

The Partnership maintains inventories for resale of wireless handsets and accessories to subscribers.  Inventories are recorded at the lower of average cost (which approximates first-in, first-out) or market (which approximates replacement cost from suppliers).  Handsets for rental are transferred to property and equipment at book value at the time these are rented.

Deferred Financing Costs

Financing costs incurred in connection with the Bridge Loan Facility have been deferred to be amortized throughout the term of the short-term financing or, for amounts agreed with the financial institutions to be credited to permanent financing costs, throughout the term of the permanent financing.

PCS Licenses

PCS licenses are recorded at cost.  The Puerto Rico PCS licenses are being amortized over their estimated life of twenty years, while PCS licenses not yet in use will be amortized over the estimated life of the licenses once the related PCS network is ready for its intended use.  The Partnership capitalized the interest related to the debt pertaining to the Puerto Rico PCS licenses during the development stage, which amounted to $12,174,000.  However, such capitalization was discontinued in September 1999 when NewComm started commercial operations.

The licenses expire in January 2007 unless renewed.  However, FCC rules provide for renewal expectancy provisions. The Partnership expects to exercise the renewal provisions.

Property and Equipment

Property and equipment are recorded at cost.  Major replacements and improvements are capitalized while general repairs and maintenance are charged to expense as incurred.

Depreciation is computed using the straight-line method over the estimated useful life of the asset commencing from the time it is placed into service or the term of the lease, if shorter, for leasehold improvements.  Upon retirement or sale, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.

Accounting for Impairment of Long-lived Assets

The Partnership continually evaluates its long-lived assets to determine whether current events and circumstances warrant adjustment to the carrying values or amortization periods.  The Partnership measures impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition must be made.  If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. The impairment loss, if any, is determined based on projected discounted future operating cash flows using a discount rate reflecting the Partnership's average cost of funds. No impairment loss was recognized during 2000, 1999 and 1998.

Revenue Recognition

The Partnership earns revenues by providing postpaid and prepaid PCS service to local subscribers, as well as from sales of PCS equipment and accessories to subscribers. Sale of handsets and accessories are recognized upon shipment or point-of-sale.  Rental revenue is billed and recognized on a monthly basis.

Postpaid PCS service revenues consist of base monthly service fees, airtime revenue and long-distance toll revenues.  Generally, the base monthly service fees are billed one month in advance, but recognized when earned, while airtime and toll revenues are recognized when the service is provided.

Prepaid PCS service revenues are collected in advance, but recognized as service is provided.

Advertising Costs

The Partnership expenses production costs of print, radio and television advertisements and other advertising costs as such costs are incurred.

Income Taxes

In accounting for income taxes the Partnership uses an asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  A valuation allowance is recognized for any deferred tax asset for which, based on management’ s evaluation, it is more likely than not (a likelihood of more than 50%) that some portion or all the deferred tax asset will not be realized.

Net Loss Per Limited Partnership Unit

Net loss per limited partnership unit is computed by dividing net loss for the period by the weighted-average number of limited partnership units outstanding during the period which was 2,903.1, 2,827 and 2,826 in 2000, 1999 and 1998, respectively.

Fair Value of Financial Instruments

The carrying amounts of the Partnership’s financial instruments, excluding notes payable, (cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities) are considered reasonable estimates of fair value due to the short period to maturity.

Management believes, based on current interest rates, that the fair value of its notes payable approximates the carrying amount.

Other Accounting Pronouncements

In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 sets forth certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Partnership adopted SAB No. 101 beginning January 1, 2000, and the adoption did not have a material effect on the Partnership's results of operations or financial position.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"). SFAS 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS 138") which amends SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Partnership adopted SFAS 133 beginning January 1, 2001 and did not have any derivatives.

Reclassifications

Certain reclassifications have been made to the accompanying 1999 and 1998 consolidated financial statements to conform these with the 2000 presentation.

4.         Allowance for Doubtful Accounts:

The activity for the allowance for doubtful accounts at December 31, follows:

	2000	1999	1998
Balance at beginning of year	$625,000	$-	$-
Provision for doubtful accounts	17,716,025	625,000	-
Balance at end of year	$18,341,025	$625,000	$-

5.         Insurance Claim Receivable:

The Partnership provides its customers with optional insurance coverage for damage, theft or loss of handset equipment sold.  Insurance coverage to the Partnership is provided by a third party insurance company.  During 2000, the Partnership filed claims aggregating to approximately $3,400,000 with the insurance company.  There is a dispute between the Partnership and the insurance company in relation to coverage for certain losses.  Accordingly, the Partnership has recorded an insurance claim receivable of approximately $1,250,000 as of December 31, 2000, which represents the portion of the claims for which a preliminary settlement agreement has been reached.

6.         Inventories:

Inventories at December 31, consist of:

	2000	1999
Handsets	$12,418,439	$8,957,797
Accessories and other	558,725	244,026
	$12,977,164	$9,201,823

7.         PCS Licenses:

At December 31, PCS licenses consist of:

	2000	1999
PCS licenses in use	$52,696,294	$52,696,295
Accumulated amortization	(3,311,031)	(606,164)
	49,385,263	52,090,131
PCS licenses not yet in use	15,453,189	15,453,189
	$64,838,452	$67,543,320

8.         Property and Equipment:

At December 31, property and equipment consist of:

	Estimated Life (years)	2000	1999
Network infrastructure equipment	10	$88,929,914	$53,649,250
Leasehold improvements	5-10	3,706,389	2,332,650
Handsets rented to customers	1	7,941,943	6,118,149
Computer and office equipment	5	5,460,523	3,883,247
Vehicles	5	664,853	597,527
		106,703,622	66,580,823
Accumulated depreciation and amortization		(15,173,002)	(2,333,024)
		91,530,620	64,247,799
Network under construction		5,471,520	24,952,812
		$97,002,140	$89,200,611

9.         Accounts Payable and Accrued Liabilities:

At December 31, accounts payable and accrued liabilities consist of:

	2000	1999
Accounts payable-trade	$19,766,575	$13,190,324
Accounts payable-network construction costs	10,055,040	82,919,119
Other accounts payable and accrued liabilities	10,492,786	6,626,245
	$40,314,401	$102,735,688

The payment terms with Lucent for amounts classified as accounts payable-network construction costs, require payment on due dates ranging from 60 to 365 days after invoice has been submitted to NewComm.

10.       Note Payable to Lucent Technologies:

During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount due under the network construction contract.  The financing agreement extends payments for an eight-month period (through June 2001) at an annual rate of 1.5% over 90-day LIBOR.  As of December 31, 2000, $61,000,000 is outstanding under this financing agreement.

11.       Bridge Loan Facility:

During November 2000, NewComm entered into a $60 million bridge loan agreement (the Bridge Loan Facility) with ABN-AMRO and BBVA with interest at 1.5% over 90-day LIBOR, which expired on March 15, 2001, and was extended until May 29, 2001, with interest at 2.50% over 90-day LIBOR, when a permanent loan financing for $150 million is expected to close.  The permanent financing agreement will require that the Partnership, by means of Syncom, and TLD, contribute approximately $25 million each in the form of equity and convertible debt, respectively.  As part of this commitment, during the last quarter of 2000, Syncom and TLD contributed $10 million each to NewComm in the form of equity and convertible debt, respectively.

12.       Long-Term Notes Payable:

Long-term notes payable consist of:

	2000	1999
FCC Notes	$39,580,955	$38,024,462
TLD notes	29,940,000	19,960,000
Accrued interest on TLD Promissory Note	2,935,278	1,130,216
	$72,456,233	$59,114,678

FCC Notes

On January 22, 1997, the Partnership was granted the PCS Block C licenses for $344,293,125. A down payment, or 10% of the bid amount, was deducted by the FCC from the deposit held.

The remaining balance or $309,863,813 consisted of 10 year notes due to the FCC bearing interest at 6.5% and guaranteed by the licenses obtained.  In accordance with industry practice, the Partnership recorded the licenses and the related debt at a net present value of $210,143,476.  Based on the Partnership’s estimates of borrowing costs for debt similar to that issued by the FCC, the Partnership used a 13% discount rate.  At December 31, 1997, the notes payable to the FCC were presented net of a discount of approximately $93,007,000.

The original payment term provided for paying interest only for the first six years starting in April 1997 and both interest and principal for the remaining four years starting in April 2003.  Although in March 1997 the FCC suspended the deadline for commencing the payments, the Partnership accrued the interest on the notes.

In September 1997, the FCC ended the interest payment suspension and established March 31, 1998, as the deadline to resume payments.  The FCC also adopted certain options designed to assist Block C licensees in obtaining financing and building their systems.  On March 24, 1998, the FCC issued a new order (the “March FCC Order”) establishing new options and June 8, 1998 and July 31, 1998, as the dates for making an election on the options and the deadline to resume payments, respectively.

On June 8, 1998, the Partnership elected the following options:

1.         Returned eight licenses the Partnership held in the western states of the United States with an undiscounted cost of approximately $199,299,000 and the FCC forgave the undiscounted debt related to these licenses amounting to approximately $179,369,000.  A credit of approximately $17,000,000 resulting from this election was used by the Partnership to prepay the debt of other licenses the Partnership held in the western states of the United States.

2.         Disaggregated and prepaid the remaining five licenses the Partnership held in the western states of the United States.  As a result, the Partnership returned 15 MHz in Licenses with an undiscounted cost of approximately $15,453,000 and the FCC forgave fifty percent of the related undiscounted debt or $13,908,000.  The outstanding undiscounted debt on the 15 MHz licenses retained of approximately $13,908,000 was prepaid with the credit received on the licenses returned in (1) above.

3.         Disaggregated the Puerto Rico PCS licenses.  As a result, the Partnership returned 15 MHz in licenses with an approximately undiscounted cost of $57,044,000 and the FCC forgave fifty percent of the related undiscounted debt or approximately $51,340,000.  A credit of approximately $2,282,000 resulting from this election was applied by the FCC to the interest accrued.

As a result of the elections made by the Partnership, the FCC forfeited approximately $10,990,000, which was charged to operations in 1998.

The notes payable to the FCC are payable as follows:

•    Quarterly interest payments of $834,268 through April 2003.

•    Quarterly principal and interest payments of $3,669,768 from April 2003 through January 2007.

TLD Notes

The secured promissory note (“Promissory Note”) payable to TLD bears interest at the floating rate of the 90-day LIBOR plus 1-1/2% and is due in March 2004.  The principal amount of the Promissory Note is convertible into NewComm’s shares of common stock, as follows: (i) shares of NewComm’s Class A Common Stock in an amount equal to thirty-three and one third percent (33-1/3%) of NewComm’s issued and outstanding Class A Common Stock held by the Partnership, and (ii) shares of NewComm’s Class B Common Stock in an amount equal to forty-nine point seven percent (49.7%) of all issued and outstanding shares of Class A Common Stock of NewComm (including the Class A Common Stock issued to TLD upon conversion of the Promissory Note).  Upon the issuance of the FCC approval, TLD shall surrender the Promissory Note to NewComm, duly endorsed for cancellation, and NewComm shall issue (i) the certificates evidencing the number of shares of Class A Common Stock and Class B Common Stock into which the Promissory Note is convertible, as set forth herein, and (ii) a promissory note in a principal amount equal to the accrued interest on the Promissory Note as of such date (the Interest Note).  The Interest Note will be non-interest bearing and the principal amount may be converted into additional shares of NewComm’s stock.  Because of restrictions on the PCS licenses, the Promissory Note cannot be converted until the FCC authorizes TLD to hold more than a 25% equity interest in NewComm.

The Partnership has the option to buy out TLD in the last year before the restrictions on the Puerto Rico licenses lapse at an amount equal to the higher of 50% of the principal plus accrued interest on the Promissory Note at the time of the transaction, or 125% of the fair market value of NewComm’s shares.

On January 31, 2000, the Joint Venture Agreement was amended.  TLD provided NewComm a revolving line of credit of approximately $30,000,000 for working capital.  The amounts advanced under this line of credit bore interest at 3% over the LIBOR rate and are secured under the same terms of the Promissory Note of $20,000,000.  During 2000, TLD advanced NewComm up to $30,000,000.  The total balance outstanding, including principal and interest, amounting to $30,191,878, was repaid by NewComm on December 1, 2000, with the proceeds from the Bridge Loan Facility.

During November and December 2000, TLD loaned and NewComm issued two convertible promissory notes for the principal amounts of $4,990,000 each.  The principal amounts of the promissory notes are each convertible into 29.34 shares of NewComm’s Class A Common Stock at any time prior to their respective maturity dates November 2, 2005 and December 15, 2005.

At December 31, 2000, future principal installments due on the FCC and TLD notes payable are as follows:

Year	Amount
2001	$-
2002	-
2003	8,645,478
2004	34,422,582
2005	21,507,304
Thereafter	19,350,537
83,925,901
Less- Discount on FCC notes	(11,469,668)
$72,456,233

13.       Bid Withdrawal Payment and Penalty:

In 1996, the Partnership, through its bidding agent, inadvertently submitted to the FCC an erroneous bid for one of the PCS licenses being auctioned (Norfolk, Virginia).  Although the Partnership withdrew the bid immediately, the FCC could have imposed a substantial penalty for withdrawal of the then highest submitted bid, which penalty is based on the difference between the bid withdrawn and the eventual highest bid.  The General Partner met with FCC officials and filed a petition for a waiver of the penalty or, in the alternative, a substantial reduction in the penalty amount, as the FCC’s rules were intended to deter frivolous and manipulative bids, and not errors.

On December 20, 1996, the FCC issued an order (the "Order") resolving the request for waiver of the related bid withdrawal payment for the license applicable to Round 11 of the Broad Band PCS Block C auction (Norfolk, Virginia) for which the FCC ordered the Partnership to pay a penalty of approximately $3,273,000.  This Order also assessed a bid withdrawal payment of approximately $1,258,000 for license B332 (Omaha, Nebraska) for the Broad Band PCS Block C auction.  In accordance with the Order, these amounts were deducted from the Partnership’s deposit with the FCC. In addition to the December 20, 1996 Order, the FCC issued a Notice of Apparent Liability and Forfeiture dated January 22, 1997, finding the Partnership liable for $1,000,000 for misrepresentations made to the FCC Commission by its bidding agent.  These amounts were charged to operations in 1996.

On May 19, 1998, the Partnership filed a request with the FCC for further reduction in the penalty amount.  On June 12, 1998, the FCC granted the Partnership’s request for reduction of the penalty payment to $425,000.  The reduction in the penalty of approximately $2,848,000 was credited to operations in 1998.  The Partnership and its General Partner filed several actions in court to recover from the bidding agent the FCC assessments made in connection with the bidding error as well as other related expenses incurred.  One of the actions filed resulted in the attachment by the Partnership of a $6.5 million escrow account deposited in the name of the bidding agent, Romulus Telecommunications, Inc. ("Romulus"), with a local bank, which would have been payable upon obtaining the PCS licenses.

On November 16, 1998, (the “Effective Date”), the Partnership, SuperTel, Romulus and other parties signed a Settlement Agreement (the “Settlement Agreement”) which sought to resolve certain legal actions, claims and controversies among the parties.  On January 11, 1999, the FCC approved the Settlement Agreement which provided, among other things, for the following:

1.         At closing date, Romulus and all other appropriate parties shall cause to pay the Partnership from the escrow trust account maintained in Romulus’ name the amount of $1,500,000.

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

On February 23, 1999, the Partnership collected the $1,500,000 from Romulus.  This amount plus certain accounts payable to Romulus deemed settled have been recorded as a settlement credit in the accompanying statement of operations for the year ended December 31, 1998.

14.       Partners' Capital:

At December 31, 2000 and 1999, the limited partners’ capital consisted of 2,903.1 units (consisting of 2,601.5 units and 1,508 one-fifth units) distributed among approximately 1,600 limited partners.

The Partnership raised $2,064,616, net of related expense of $245,384, in an offering that ended on December 31, 1999.  The Partnership issued 77 units (consisting of 385 units of one-fifth units).  The subscription receivable balance outstanding at December 31, 1999 of $981,000, was collected in early January 2000.

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

15.       Related Party Transactions:

The Partnership has incurred legal and consulting expenses paid to limited partners and members of the Board of Directors and shareholders of the General Partner amounting to approximately $456,000, $1,720,000 and $758,000 in 2000, 1999 and 1998, respectively.

The Partnership Agreement, as amended, provides for payment of a management fee to its General Partner, equal to the reasonable costs of operating the business of the Partnership, plus 10% of such aggregate amount, which fee shall be payable monthly, on the first day of each month during the year. Expenses reimbursed include, but are not limited to, compensation costs and expenses related to the officers, directors, and employees in the performance of their duties. In connection with this agreement, the General Partner billed approximately $130,000, $142,000 and $360,000 in 2000, 1999 and 1998, respectively, for these services.

NewComm entered into a management agreement with TLD whereby TLD has agreed to combine its experience, know-how, synergies and resources in the development, preparation and implementation of NewComm business policies and organization in all major areas of operations.  As part of this management agreement, TLD agrees to advise NewComm in establishing and developing NewComm’s strategic business policies, technical consultation in connection with the design and development of networks, equipment selection, quality controls, billing platforms, customer service and in new services and products.  NewComm is responsible for all salaries, wages, benefits, expenses and any other compensation of the officers, employees or agents selected by TLD in connection with its management services.  This management agreement requires NewComm to pay an annual fee (payable quarterly in arrears) based on the higher of 9% of NewComm’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or $750,000.  The initial term of this management agreement is five years beginning in February 4, 1999, and is automatically renewable.

Also, NewComm entered into a services agreement with TLD, whereby TLD will provide support to NewComm in the areas of legal consultation, public relations, management informations systems and general services.  The services agreement is for one year and requires monthly payments to TLD in the amount of $116,014.

In addition, NewComm entered into a technology transfer agreement with Telefonica Internacional, S.A. (“TISA”), an affiliate of TLD, whereby TISA granted NewComm the right to use, during the term of this agreement, all patents, trademarks, processes, planning resources, models, designs and, in general, all other intellectual property belonging to TISA (collectively, the Technology), which is deemed necessary for the efficient operation and development of the business of NewComm. NewComm shall pay TISA all costs incurred, directly, or indirectly by virtue of granting NewComm the right to utilize the Technology.  In consideration for the right to use the Technology, NewComm shall pay an annual fee (payable quarterly in arrears) equal to one percent (1%) of NewComm’s gross revenue as of the end of the previous year. NewComm shall be responsible for all taxes, withholdings or similar deductions due on the fee.  The initial term of this agreement is five years and is automatically renewable.

Atento de Puerto Rico, Inc., an affiliate of TLD, provides NewComm call center services, including customer service and others.  Services are charged based on arranged rates.

Total amounts charged by TLD and its affiliates during the years ended December 31, 2000 and 1999 for the above agreements and other charges amounted to approximately $6,607,000 and $2,410,000, respectively.

16.       Income Tax:

The Partnership, as a limited partnership, is not subject to income tax and the tax effect of its activities accrues to the partners.  NewComm, as a regular corporation is subject to income tax on its operations.

Taxable income to the General and Limited Partners differs from that reported in the statements of revenues and expenses mainly due to different treatment of operational expenses incurred since inception for tax and book purposes and due to NewComm’s losses.  The Partnership’s operating expenses were deferred for tax purposes.

Some of these expenses will be amortized over a period not exceeding 5 years.  The taxable income for the partners is determined as follows:

	2000	1999	1998
Net loss per books	$(51,755,387)	$(22,194,758)	$(11,428,678)
Add:
Operating expenses deferred until the Partnership began operations	-	-	11,752,910
NewComm’s losses	51,272,979	20,914,122	-
Taxable (loss) income	$(482,408)	$(1,280,636)	$324,232

Total operating expenses deferred through December 31, 2000 amounted to approximately $42.3 million.  There are no other significant differences between taxable income (loss) for the partners and the net loss reported in the statements of revenues and expenses.

At December 31, 2000, NewComm has an operating loss carryforward amounting to approximately $72.2 million.  This loss is available to offset future Puerto Rico taxable income and expires in 2007.  Due to the uncertainty surrounding the realization of the related deferred tax asset, the Partnership has provided a full valuation allowance against its otherwise recognizable deferred tax asset.

17.       Contingencies:

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

In April 1998, the Court entered an order dismissing both cases.  In one pre-trial ruling, a judge dismissed plaintiffs’ racketeering claims.  Plaintiffs have filed a notice of appeal to the Oregon Court of Appeals.  In addition, plaintiffs have filed a demand for arbitration with the American Arbitration Association (“AAA”).  The AAA has ruled, over plaintiffs’ objections, that the arbitration should proceed in Puerto Rico.

The Partnership’s insurance carrier has assumed responsibility for the expenses associated with these cases.

Subsequently, during 2001, the two separate consolidated civil actions were settled with no financial impact for the Partnership.

On February 4, 1999, the Partnership and NewComm filed an application with the FCC for a pro forma assignment of the Puerto Rico Licenses to NewComm, and the FCC granted the application on February 18, 1999.  On March 22, 1999, Centennial Communications Corp. (“Centennial”) filed a Petition for Reconsideration (the “Petition”) with the FCC seeking to rescind the assignment of the Licenses to NewComm or to stay the effectiveness of the assignment pending resolution of the issues raised in the Petition.  Centennial alleges that there are facts warranting an investigation into whether TLD is exercising de facto, if not de jure, control over the Puerto Rico NewComm licenses in violation of the FCC’s broadband PCS designated entity rules.  The Partnership believes that all of its actions were in conformity with FCC rules, and that the allegations are without merit.  The Partnership will vigorously oppose the Petition.  The Partnership intends to amend the Joint Venture Agreement with TLD, if necessary, to obtain a dismissal of the Petition.  The amendments that the Partnership plans to make to the Joint Venture Agreement will make the Petition moot and the Partnership believes the FCC will proceed to dismiss it.  Management believes that the final disposition of this matter will not have a material adverse effect on the Partnership’s financial position, results of operations, or liquidity.

From time to time the Partnership is involved in litigation, some of which is ongoing.  The General Partner does not believe that any litigation involving the Partnership will have a material adverse effect on the Partnership’s business or financial condition.

18.       Commitments:

The Partnership through NewComm is committed under various operating lease agreements for its office space and retail outlets, as well as various sites for communication equipment and towers under different terms and conditions.  Minimum future annual rental commitments at December 31, 2000, are as follows:

Year	Amount
2001	$5,596,613
2002	5,350,589
2003	5,241,020
2004	4,185,750
2005	1,090,815
Thereafter	1,579,468
$23,044,255

Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $7,415,000, $1,825,000 and $225,000, respectively.

At December 31, 2000, the Partnership had capital commitments relating to the construction of its network amounting to approximately $15,000,000.

All PCS license holders are required to meet certain requirements imposed by the FCC relating to the provision of service in each license area. Block C license holders must provide coverage to one-third of the POPs in each license service area within five years of license grant and two-thirds of the POPs in each license service area within ten years of license grant. These periods were rescheduled by the FCC to begin on June 8, 1998. Failure to comply with the build-out requirements could subject the Partnership to license forfeiture or other penalties, and may have a material adverse effect on the financial condition of the Partnership. The Partnership has complied with its build out requirements for the Puerto Rico licenses, and has informed the FCC of its difficulties in building out coverage in the region covered by the California licenses. If necessary, the Partnership will request an extension to the build-out requirements.

19.       Supplementary Cash Flows Information:

Interest paid during the years ended December 31, 2000 and 1999, was approximately $5,526,000 and $3,700,000, respectively.  No interest was paid in 1998.

Non-cash investing and financing activities include the following:

•           Network construction costs not yet paid of approximately $10,055,000 and $88,047,000 in 2000 and 1999, respectively.

•           Limited partners’ capital contribution not yet collected of $981,000 in 1999.

•           Capitalization of interest paid with FCC disaggregation and bid withdrawal credit of approximately $3,335,000 in 1998.

•           Capitalization of interest not yet paid of approximately $1,191,000 in 1998.

•           Forgiven FCC notes payable and accrued interest after disaggregation, prepayment and amnesty options elected for approximately $160,301,000 and $15,826,000, respectively, in 1998.

•           Payment of FCC notes payable with FCC amnesty credit of approximately $13,908,000 in 1998.

20.       Quarterly Financial Information (Unaudited):

Certain unaudited quarterly financial information for the years ended December 31, 2000 and 1999, follows:

	2000
	March	June	September	December
Revenues	$12,932,126	$22,013,267	$24,379,828	$32,685,984
Operating loss	(6,558,808)	(5,385,201)	(12,287,018)	(17,155,371)
Net loss	(8,113,277)	(7,398,716)	(15,100,686)	(21,142,708)
Net loss attributable to General Partner	(2,028,319)	(1,849,679)	(3,775,172)	(5,285,677)
Net loss attributable to Limited Partners	(6,084,958)	(5,549,037)	(11,325,514)	(15,857,031)

	1999
	March	June	September	December
Revenues	$-	$-	$387,171	$6,921,388
Operating loss	(758,515)	(2,208,697)	(6,264,887)	(11,531,663)
Net loss	(630,936)	(1,934,540)	(5,977,051)	(13,652,231)
Net loss attributable to General Partner	(157,734)	(483,635)	(1,494,263)	(3,413,057)
Net loss attributable to Limited Partners	(473,202)	(1,450,905)	(4,482,788)	(10,239,174)

During the third and fourth quarters of 2000, the Partnership recorded increases to the provision for doubtful accounts of approximately $6,000,000 and $8,200,000, respectively.  In addition, during the fourth quarter of 2000, the Partnership recorded inventory adjustments related to valuation and existence of approximately $4,900,000.  The Partnership cannot determine what the effect of these expense items on previous quarters of 2000 may have been, if any.

Report of Independent Public Accountants

To the Board of Directors of
SuperTel Communications Corp.:

We have audited the accompanying balance sheet of SuperTel Communications Corp. as of December 31, 2000, and the related statements of revenues and expenses and deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SuperTel Communications Corp. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

San Juan, Puerto Rico,
May 4, 2001.

Revenue Stamp Number 1701884
has been affixed to the original
copy of this report.

Report of Independent Public Accountants

To the Board of Directors and Stockholders of
SuperTel Communications Corp.

In our opinion, the accompanying balance sheet and the related statements of revenues and expenses and deficit and of cash flows present fairly, in all material respects, the financial position of SuperTel Communications Corp. at December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Juan, Puerto Rico
March 29, 2000

Stamp 1705928 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

SuperTel Communications Corp.

Balance Sheets—December 31, 2000 and 1999

	2000	1999
Assets:
Cash	$32,016	$1,933
Accounts receivable from affiliated company	88,612	106,905
Prepaid income tax	2,760	2,760
Total assets	$123,388	$111,598

Liabilities:
Accounts payable to officers and directors	$29,744	$29,744

Contingencies (Note 8)

Stockholders’ Equity:
Common stock, no par value, 100,000 shares authorized issued and outstanding in 2000 and 1999	1,000	1,000
Paid-in capital	148,746	148,746
Deficit	(56,102)	(67,892)
Total stockholders' equity	93,644	81,854

	$123,388	$111,598

The accompanying notes are an integral part of these statements.

SuperTel Communications Corp.

Statements of Revenues and Expenses and Deficit
For the Years Ended December 31, 2000 and 1999

	2000	1999
Revenues:
Management fees	$129,685	$141,898

Expenses:
Directors’ fees	117,500	156,250
Other general and administrative expenses	395	5,535
Total expenses	117,895	161,785

Net Income (Loss)	11,790	(19,887)

Deficit, beginning of year	(67,892)	(48,005)

Deficit, end of year	$(56,102)	$(67,892)

The accompanying notes are an integral part of these statements

SuperTel Communications Corp.

Statements of Cash Flows
For the Years Ended December 31, 2000 and 1999

	2000	1999
Cash Flows from Operating Activities:
Net income (loss)	$11,790	$(19,887)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Decrease (increase) in accounts receivable from affiliated company	18,293	(3,848)
Increase in accounts payable	-	29,375
Decrease in income tax payable	-	(7,850)
Total adjustments	18,293	17,677

Net cash provided by (used in) operating activities and net increase (decrease) in cash	30,083	(2,210)

Cash, beginning of year	1,933	4,143
Cash, end of year	$32,016	$1,933
Supplemental Cash Flows Information:
Income tax paid	$-	$7,850

The accompanying notes are an integral part of these statements

SuperTel Communications Corp.

Notes to Financial Statements
December 31, 2000 and 1999

1.         Reporting Entity:

SuperTel Communication Corp. (the “Company” ) was organized on June 7, 1996 under the laws of the Commonwealth of Puerto Rico.  The Company was created to serve as general partner (the “General Partner”) of ClearComm, L.P. (the “Partnership”).

Most of the Company’s transactions are related to the administration of the Partnership, a limited partnership organized on January 24, 1995 under the laws of the State of Delaware, for which the Company has served as General Partner since June 18, 1996.  On January 22, 1997, the Partnership was granted the PCS Block C licenses for Puerto Rico and certain western states of the United States.  On February 4, 1999, the Partnership entered into an agreement with Telefónica Larga Distancia de Puerto Rico, Inc. (“TLD”).  Some relevant provisions of this agreement are the following:

•           The Partnership transferred all of its Puerto Rico licenses including its related debt with the FCC (the Partnership’s contribution) to NewComm Wireless Services, Inc. (“NewComm”), a newly organized Puerto Rico corporation owned by the Partnership, in exchange for all of NewComm’s issued and outstanding common stock.

•           TLD lent approximately $20 million to NewComm by means of a secured convertible promissory note payable (the Promissory Note).  The Promissory Note is secured by a security agreement pursuant to which a security interest is imposed upon NewComm’s assets, a Partnership’s guarantee and a pledge agreement, as defined.

•           Once certain regulatory and other requirements are met, the Promissory Note will be converted to NewComm’s common stock representing approximately 49.9% of NewComm’s equity at the time of the exchange.  TLD has the option to buy an additional .2%, which would bring its ownership to 50.1%, subject to a third party valuation of NewComm’s stock and approval by the FCC.

•           NewComm and TLD entered into certain management and technology transfer agreements.

In September 1999, NewComm commenced providing PCS services in Puerto Rico.

The Company is entitled to 25% of all distributions made by the Partnership.

Reference should be made to the Partnership agreement for complete details of the provisions.

2.         Summary of Significant Accounting Policies:

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

Cash Equivalents

The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company had no cash equivalents as of December 31, 2000 and 1999.

Income Taxes

In accounting for income taxes, the Company uses an asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  A valuation allowance is recognized for any deferred tax asset for which, based on management’s evaluation, it is more likely than not (a likelihood of more than 50%) that some portion of all the deferred tax asset will not be realized.

3.         Investment in Partnership:

Originally, the Company acquired its investment in the Partnership for $100,000.  Such investment is carried at equity and was written-down to zero in 1996.  As of December 31, 2000 and 1999, the Company’s investment in the undistributed losses of the Partnership amounted to approximately $28,402,000 and $15,489,000, respectively.

4.         Related Party Transactions:

The partnership agreement with ClearComm, L. P., as amended, provides for payment of a management fee to its General Partner, equal to the reasonable costs of operating the business of the Partnership, plus 10% of such aggregate amount, which fee shall be payable monthly, on the first day of each month during the year.  Expenses reimbursed include, but are not limited to, compensation costs, and expenses related to officers, directors, and employees in the performance of their duties. During 2000 and 1999, fees billed amounted to approximately $130,000 and $142,000, respectively.

All other related party transactions are advances from/to affiliated companies made in the ordinary course of business.

5.         Income Tax:

Under the provisions of the Puerto Rico Tax law, the loss on the investment in the Partnership is not deductible until it is finally determined that the investment is worthless for tax purposes.  No deferred tax asset has been recognized for this loss due to uncertainty as to its realization within the carryforward period.

6.         Capital:

The Company is authorized to issue 1,000 shares of restricted non-voting preferred stock without par value.  The preferred shares are divided into classes, from A to J with 100 shares each class and upon their issuance the Company has the option to redeem them at their issuance price plus accrued dividends.   At December 31, 2000, none of the preferred shares had been issued.

On January 25, 1999, the Company’s certificate of incorporation was amended to divide its 100,000 restricted voting common stock authorized shares into (i) 84,100 shares of restricted voting common stock (the “Common Stock”) without par value and (ii) 15,900 shares of restricted non-voting shares without par value, designated Class A-1 shares (the “Class A-1 shares”).  The Class A-1 shares shall be identical in all respects to the rights, restrictions and limitations of the Common Stock, except that the Class A-1 shares shall not vote on any matters which are submitted by shareholder vote.

During the year ended December 31, 1999, the Company converted 19,600 warrants to common stock as part of the settlement mentioned in Note 7.

7.         Bid Withdrawal Payment and Penalty:

In 1996, the Partnership, through its bidding agent, inadvertently submitted to the FCC an erroneous bid for one of the PCS licenses being auctioned (Norfolk, Virginia).  Although the Partnership withdrew the bid immediately, the FCC could have imposed a very substantial penalty for withdrawal of the then highest submitted bid, which penalty is based on the difference between the bid withdrawn and the eventual highest bid.  The Company filed a petition for a waiver of the penalty or, in the alternative, a substantial reduction in the penalty amount, as the FCC’s rules were intended to deter frivolous and manipulative bids, and not errors.

On December 20, 1996, the FCC issued an order (the “Order”) resolving the request for waiver of the related bid withdrawal payment for the license applicable to Round 11 of the Broad Band PCS Block C auction (Norfolk, Virginia) for which the FCC ordered the Partnership to pay a penalty of approximately $3,273,000.  This Order also assessed a bid withdrawal payment of approximately $1,258,000 for license B332 (Omaha, Nebraska) for the Broad Band PCS Block C auction.  In accordance with the Order, these amounts were deducted from the Partnership’s deposit with the FCC. In addition to the December 20, 1996 Order, the FCC issued a Notice of Apparent Liability and Forfeiture dated January 22, 1997, finding the Partnership liable for $1,000,000 for misrepresentations made to the FCC Commission by its bidding agent.  These amounts were charged to operations by the Partnership in 1996.

On May 19, 1998, the Partnership filed a request with the FCC for further reduction in the penalty amount.  On June 12, 1998, the FCC granted the Partnership’s request for reduction of the penalty payment to $425,000.  The reduction in the penalty of approximately $2,850,000 was credited to operations by the Partnership in 1998.

The Partnership and the Company filed several actions in court to recover from the bidding agent the FCC assessments made in connection with the bidding error as well as other related expenses incurred.  One of the actions filed resulted in the attachment by the Partnership of a $6.5 million escrow account deposited in the name of the bidding agent, Romulus Telecommunications, Inc. (“Romulus”), with a local bank which would have been payable upon obtaining the PCS licenses.

On November 16, 1998 (the “Effective Date”), the Company, the Partnership, Romulus and other parties signed a Settlement Agreement (the “Settlement Agreement”).  The Settlement Agreement seeks to resolve certain legal actions, claims and controversies among the parties.  On January 11, 1999, the FCC approved the Settlement Agreement which provided, among other things, for the following:

1.         At closing date, Romulus and all other appropriate parties shall cause to pay to the Partnership, from the escrow trust account maintained in Romulus’ name the amount of $1,500,000.

2.         Issuance of certain shares and settlement of note and accounts payable to affiliates.

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

8.         Contingencies:

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

In April 1998, the Court entered an order dismissing both cases.  In one pre-trial ruling, a judge dismissed plaintiffs’ racketeering claims.  Plaintiffs have filed a notice of appeal to the Oregon Court of Appeals.  In addition, plaintiffs have filed a demand for arbitration with the American Arbitration Association (“AAA”).  The AAA has ruled, over plaintiffs’ objections, that the arbitration should proceed in Puerto Rico.

The Partnership’s insurance carrier has assumed responsibility for the expenses associated with these cases.

Subsequently, during 2001, the two separate consolidated civil actions were settled with no financial impact for the Company or the Partnership.

From time to time the Company or the Partnership is involved in litigation, some of which is ongoing.  The General Partner does not believe that any litigation involving the Company or the Partnership will have a material adverse effect on the Company’s or the Partnership’s business or financial condition.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

             SuperTel Communications Corp. was incorporated in Puerto Rico in June 1996 for the purpose of acting as the general partner of the Partnership (the “General Partner”).  SuperTel was structured to ensure that the Partnership would receive the maximum benefits eligible to Entrepreneurs.  The Partnership has no employees and is managed and controlled by the Board of Directors and executive officers of the General Partner.

Fred H. Martinez, Director and Chairman of the Board, age 56, has been chairman of the board of trustees of the University of Puerto Rico from 1993 to 1999.  Mr. Martinez is co-managing partner of Puerto Rico’s third largest law firm.  During 1977 to 1979, Mr. Martinez was director of the Puerto Rico Income Tax Bureau, member of the Governor’s Economic Advisory Council, chairman, Committee on Section 936, Government of Puerto Rico, assistant secretary of the treasury, Internal Revenue, PR Treasury Department (1978- 1979), president, Tax Committee, PR Chamber of Commerce (1978-1979).  In 1993 he was chairman of the board of the Solid Wastes Management Authority, Government of PR.  Mr. Martinez has extensive experience in contract negotiations, corporate and tax law, and in directing major institutions.  He holds a B.S. in Economics from Villanova University (1967), an LL.B. (law) from the University of Puerto Rico (1971), and an LL.M (taxation) from Georgetown University (1972).

Javier O. Lamoso, President, age 36, has had extensive experience in the telecommunications industry and has been responsible for developing, negotiating and overseeing numerous strategic operational, economic and political aspects of the cellular telephone industry, including cell-site acquisition, environmental impacts, leasing contractual arrangements and inter-company relations with other operating telecommunications organizations, including interexchange carriers and local telephone companies.  Until 1994, Mr. Lamoso acted as counsel to the Puerto Rico Cable Operators Association in various matters which include the negotiation of rates and levies and the drafting of new legislation.  From 1986 to 1987 Mr. Lamoso held a non-legal position in the corporate finance department of Simpson, Thacher & Bartlett, and was involved with the 1987 successful external debt restructuring of Chile.  He holds a B.A. in Political Science/ Economics from Fordham University (1986), and a J.D. in law from the University of Puerto Rico (1990).

Gary H. Arizala, Director, age 62, is an entrepreneur and successful businessman.  Mr. Arizala has experience in the cellular telephone industry serving as chairman of United Cellular Associates from 1988 to the present and of Aikane Cellular from 1991 to the present.  In these capacities he directed the executive committee activities to oversee the development of the ME-3 RSA cellular telephone system which was successfully acquired by Telephone & Data Systems in early 1994.  In 1972 Mr. Arizala founded Alphabetland Preschool and Kindergarten, which he owns and operates.  Alphabetland provides high-quality child care and preschool education services to 350 to 400 families annually through four child care centers located on Oahu, Hawaii, and employs approximately 60 people.  From 1963 to 1971, Mr. Arizala was an assistant civil engineer with the State of California responsible for utilities relocation for the State Water Project.  His duties included negotiating plans and agreements with Southern California Edison, Southern California Gas, the United State Forest Service among other major private and public agencies.  He is on the Guardian Advisory Council of the National Federation of Independent Businesses Hawaii Chapter, and an active member of the Chamber of Commerce and Small Business Hawaii organizations.  Mr. Arizala holds a B.S. in Civil Engineering from the University of Hawaii (1963).

Margaret W. Minnich, Director, age 46, has held management and supervisory positions in finance and accounting over a 15-year period in the non-profit, manufacturing and public accounting field.  She has been a member of the board of several privately-held companies and a private foundation for over eight years.  From 1992 to the present, she has worked for The California Wellness Foundation and since December 1997 is serving as Treasurer and Chief Financial Officer, and is responsible for all financial reporting, accounting, budgeting and tax functions including investment performance and asset allocation review of a $1 billion investment portfolio, and managing cash flow for an annual budget exceeding $45 million. From 1984 through 1990, Ms. Minnich held several key positions with MICOM Communications Corporation, including manager of financial planning where she directed all accounting and financial functions.  From 1981 to 1984, Ms. Minnich was a senior accountant with Ernst & Young, Los Angeles, specializing in electronics, aerospace and heavy industry fields.  Ms. Minnich is a member of the California Society of Certified Public Accountants, the Southern California Association for Philanthropy, and serves on the boards of The Wharton Foundation and The WealdenCompany.  She holds a B.A. in Philosophy from the University of Southern California (1978) and an MBA in accounting from USC (1981).

Lawrence Odell, Director and Secretary, age 52, is the co-managing partner of Puerto Rico’s third largest law firm with substantial expertise in the fields of corporate finance, administrative law, securities and banking.  He is a member of the Trial Lawyers Association of America, served as a member of the Inter-American Law Review from 1973 to 1974, and has written for that publication in the past.  He holds a B.A. (1971) and a J.D. (1974) from the Inter-American University of Puerto Rico, and an LL.M. in labor law from New York University (1975).  Mr. Odell has served in the capacity of secretary for several major corporations, including Buenos Aires Embotelladora, S.A. (BAESA).

James T. Perry, Director, age 68, is a successful entrepreneur and businessman with substantial experience in the real estate and retail foods industries. Since 1993, Mr. Perry has purchased and sold a two-way radio license, and has been involved in several wireless communication partnerships.  From 1987 to 1993, he has been general partner of Telenode Rincon, the original owner and developer of the RSA cellular telephone system for PR-1, which was successfully acquired by Cellular Communications, Inc., as well as managing other cellular telephone and telecommunications holdings.  From 1959 to 1975, Mr. Perry was the president and/or owner of several successful licensed real estate firms including United Realty Group, Milwaukee, the largest black-owned real estate firm in Wisconsin, and Perry and Sherard Realty, Milwaukee, which specialized in rehabilitating and selling between 75 to 100 properties per year utilizing a staff of approximately 30 people.  From 1975 to 1992, Mr. Perry owned and operated a McDonald’s franchise in Saint Louis, Missouri, and was responsible for all operations of this successful business. Mr. Perry served in the U.S. Army in Korea, and has taken extensive courses in the fields of general business and real estate.  From 1988 to 1992 he was vice president of the Ronald McDonald Children’s Charities, and from 1980 to 1984 he served as a member of the McDonald’s Advertising Committee.  His memberships include the board of directors of the Skinker DeBaliviere Business Association, Hamilton Community Schools, Saint Louis, and the admissions committee of the Milwaukee Board of Realtors.  He is a past president of the Urban Brokers Association, and a director of the Multiple Listing Service.

Section 16(a) Beneficial Ownership Reporting Compliance

             Based solely upon review of Forms 3, 4 and 5 and any amendments thereto furnished to the Registrant pursuant to Rule 16a-3(e) of the Rules of the Securities and Exchange Commission, the Registrant is not aware of any failure of any officer or director of the General Partner or beneficial owner of more than ten percent of the Units to timely file with the Securities and Exchange Commission any Form 3, 4 or 5 relating to the Registrant for 2000.

ITEM 11.  EXECUTIVE COMPENSATION

             The Partnership is managed by the General Partner’s Board of Directors and executive officers of the General Partner.  The Partnership reimburses the General Partner for all reasonable expenses incurred by it in connection with managing the Partnership, including salaries and expenses of the General Partner’s employees who manage the Partnership.

             The following Summary Compensation Table sets forth certain information concerning the cash and non-cash compensation earned by or awarded to the chief executive officer of the Partnership’s General Partner.  Other than the chief executive officer, no executive officer of the General Partner received compensation of $100,000 or more in 2000.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation Awards
Name & Principal Position	Fiscal Year	Salary($)	Bonus($)	Other Annual Compensation ($)	Securities Underlying Options/SAR’s	All Other Compensations ($)
Javier Lamoso, President and Director	2000	$75,200	$0	$72,500(1)	0	$0
	1999	72,000	$0	18,750(1)	0	155,000(2)
	1998	85,000	$0	25,000(1)	0	112,900(3)

(1)       Consists of consulting and director’s fee.
(2)       Consists of $155,000 paid in 1999 in connection with the termination of his employment agreement
(3)       Consists of $70,000 paid in 1998 in connection with the termination of his employment agreement, $15,000 car allowance and other compensation.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             Exclusive management and control of the Partnership’s business is vested in the General Partner.  The Partnership has no employees and is managed and controlled by the Board of Directors and executive officers of the General Partner.  The General Partner owns 100% of the Partnership’s general partnership interest.  The shares of General Partner are held by certain individuals and Puerto Rico trusts.

             The following table sets forth, as of March 30, 2001, information with respect to beneficial ownership of the Partnership’s Units by: (i) all persons known to the General Partner to be the beneficial owner of 5.0% or more thereof; (ii) each Director of the General Partner; (iii) each of the executive officers of the General Partner; and (iv) all executive officers and Directors as a group of the General Partner.  All persons listed have sole voting and investment power with respect to their Units unless otherwise indicated.

Name of Beneficial Owner	Units Beneficially Owned	Percentage Ownership
Fred H. Martinez(1)	4.4	*
Javier O. Lamoso(2)	1	*
Gary H. Arizala(3)	3.4	*
Margaret W. Minnich(4)	1	*
James T. Perry(5)	3.4	*
Lawrence Odell(6)	4.4	*
All executive officers and directors of the General Partner as a group (6 persons)	15.2	*

* Less than 1.0%.

(1)       Mr. Martínez is Chairman of the Board of Directors of the General Partner. Mr. Martínez and Mr. Odell are Trustees of Martinez Odell & Calabria Pension Fund, which owns 2.4 Units reflected in the table.
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
(5)       Mr. Perry is a Director.
(6)       Mr. Odell is a Director and Secretary of the General Partner.  Mr. Martínez and Mr. Odell are trustees of Martínez Odell & Calabria Pension Fund, which owns 2.4 Units reflected in the table.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

General Partnership Interest

             SuperTel contributed $100,000, which entitled it to receive 100% of the Partnership’s general partner interest.  The general partner interest entitles the General Partner to 25% of the equity of the Partnership.  See “Item 5.”

Management Fee

             The Partnership Agreement provides that the General Partner is entitled to a management fee for all reasonable operating expenses, plus 10% of such expenses.  The total management fee for 2000 was approximately $130,000.  The management fee is paid on a monthly basis.

Other Relationships and Transactions

             Mr. Martínez and Mr. Odell are partners of Martínez, Odell & Calabria, a law firm which provides legal services to the General Partner and the Partnership.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1) Financial Statements (See Item 8 hereof)

ClearComm, L.P.

Report of Independent Public Accountants – December 31, 2000

Report of Independent Public Accountants – December 31, 1999 and 1998

Consolidated Statements of Assets, Liabilities and Partners’ Capital (Deficit) - December 31, 2000 and 1999

Consolidated Statements of Revenues and Expenses - December 31, 2000, 1999 and 1998

Consolidated Statements of Changes in Partners’ Capital (Deficit) Accounts - December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows - December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

SuperTel Communications Corp.

Report of Independent Public Accountants – December 31, 2000

Report of Independent Public Accountants – December 31, 1999

Balance Sheets - December 31, 2000 and 1999

Statements of Revenues and Expenses and Deficit for the years ended December 31, 2000 and 1999

Statements of Cash Flows for the years ended December 31, 2000 and 1999

Notes to Financial Statements

(2)       Financial Statement Schedules

(3)       Exhibits

Exhibit Number

3.1       Agreement of Limited Partnership (Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

10.1     Joint Venture Agreement, dated as of February 4, 1999, by and between Telefónica Larga Distancia de Puerto Rico, Inc. and ClearComm, L.P. (Exhibit 10.3 of the Registrant’s Form 10-K for the year ended December 31, 1998 is hereby incorporated by reference)

21        *Subsidiaries of Registrant

(b)        Reports on Form 8-K

             No reports on Form 8-K were filed during the last quarter of fiscal 2000

* Filed herewith.

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

Signature	Capacity in Which Signed	Date

/s/ Fred H. Martínez	Director and Chairman of the Board	May 10, 2001
Fred H. Martínez

/s/ Javier O. Lamoso	Director and President	May 10, 2001
Javier O. Lamoso

/s/ Gary H. Arizala	Director	May 10, 2001
Gary H. Arizala

/s/ Margaret W. Minnich	Director	May 10, 2001
Margaret W. Minnich

/s/ Lawrence Odell	Director	May 10, 2001
Lawrence Odell

/s/ James T. Perry	Director	May 10, 2001
James T. Perry

EXHIBIT INDEX

Exhibit Number	Description
3.1	Agreement of Limited Partnership (Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (File No. 0-28362), effective June 28, 1996, is hereby incorporated by reference)

10.1	Joint Venture Agreement, dated as of February 4, 1999, by and between Telefónica Larga Distancia de Puerto Rico, Inc. and ClearComm, L.P. (Exhibit 10.3 of the Registrant’s Form 10-K for the year ended December 31, 1998 is hereby incorporated by reference)

21	*Subsidiaries of Registrant

* Filed herewith.