Form 10-Q
period 2001-03-31
CLEARCOMM L P
filed 2001-05-18
CIK 1013267

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)
     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

     / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------


                         Commission file number 0-28362

                                 ClearComm, L.P.

             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Delaware                          66-0514434
            -------------------------------          ----------------
            (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)          Identification No.)


            268 Munoz Rivera Ave. Suite 2206             00918-1913
            ----------------------------------------     ----------
            Hato Rey, Puerto Rico                        (Zip Code)
            (Address of principal executive offices)

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

Item 1.  Financial Statements

         Consolidated Statements of Assets, Liabilities and Partners'
         Capital (Deficit) as of March 31, 2001 (unaudited)
         and December 31, 2000 ..........................................      1

         Consolidated Statements of Revenues and Expenses for the
         three-month periods ended March 31, 2001 and 2000
         (unaudited) ....................................................      2

         Consolidated Statements of Changes in Partners' Capital
         (Defict) Accounts for the three-month period ended
         March 31, 2001 (unaudited) .....................................      3

         Consolidated Statements of Cash Flows for the three-month
         periods ended March 31, 2001 and 2000 (unaudited) ..............      4

         Notes to Interim Consolidated Financial Statements (unaudited)..      5

Item 2

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................      7

Item 3

         Quantitative Disclosure About Market Risk.......................     11

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................     11

Item 6.  Exhibits and Reports on Form 8-K................................     11

Signatures...............................................................     12

Exhibit Index............................................................

PART I   Financial Information

Item 1.  Financial Statements


                                 ClearComm, L.P.

                 CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES
                         AND PARTNERS' CAPITAL (DEFICIT)



                                                                           March 31,              December 31,
                                                                             2001                    2000
                                                                         -------------           -------------
                                                                         (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                              $  11,035,859           $   9,338,798
  Accounts receivable, net of allowance
     for doubtful accounts of $18,590,798 and $18,341,025                   18,398,839              20,049,769
  Insurance claim receivable                                                 1,256,285               1,256,285
  Inventories                                                               11,806,723              12,977,164
  Prepaid expenses                                                             792,370                 751,603
                                                                         -------------           -------------
    Total current assets                                                    43,290,076              44,373,619

DEFERRED FINANCING COSTS, net                                                1,496,561               1,730,047
PCS LICENSES, net                                                           64,179,748              64,838,452
PROPERTY AND EQUIPMENT, net                                                 94,590,824              97,002,140
                                                                         -------------           -------------
                                                                         $ 203,557,209           $ 207,944,258
                                                                         =============           =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                               $  40,949,374           $  40,314,401
  Note payable to Lucent Technologies                                       61,000,000              61,000,000
  Bridge Loan Facility                                                      60,000,000              60,000,000
  Accounts payable to related parties                                        3,738,746               2,041,767
  Accrued interest                                                           1,358,696               1,566,872
  Deferred income                                                            2,116,690               1,820,183
                                                                         -------------           -------------
    Total current liabilities                                              169,163,506             166,743,223
                                                                         -------------           -------------
LONG-TERM NOTES PAYABLE                                                     73,617,835              72,456,233
                                                                         -------------           -------------
MINORITY INTEREST                                                           14,265,153               9,717,529
                                                                         -------------           -------------

PARTNERS' CAPITAL (DEFICIT):
  Limited partners' capital (2,903.1 units,
     issued and outstanding)                                                73,039,616              73,039,616
  General partner's capital                                                    100,000                 100,000
  Undistributed losses-

     Accumulated during development stage                                  (48,704,525)            (48,704,525)
     Operations                                                            (77,924,376)            (65,407,818)
                                                                         -------------           -------------
    Total partners' (deficit)                                              (53,489,285)            (40,972,727)
                                                                         -------------           -------------
                                                                         $ 203,557,209           $ 207,944,258
                                                                         =============           =============

The accompanying notes are integral part of these consolidated statements.

                                 ClearComm, L.P.

                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                   (UNAUDITED)

                                                            Three-Month Periods Ended March 31,
                                                                 2001                2000
                                                            -------------        ------------
REVENUES:
  Service revenues                                         $   25,030,382        $ 10,821,271
  Handset and accessories sales                                 2,981,884           2,110,855
                                                           --------------        ------------

                                                               28,012,266          12,932,126
                                                           --------------        ------------
OPERATING COST AND EXPENSES:
  Cost of handset and accessories                               8,060,352           1,879,632
  Interconnection expense                                       2,057,800           1,238,871
  Sales and dealers commissions                                 1,759,593           1,246,141
  Salaries and benefits                                         3,196,936           2,582,140
  Advertising expense                                           2,317,299           1,827,052
  Legal and professional services                               2,941,118           2,049,239
  Depreciation and amortization                                 5,682,180           4,165,289
  Provision for doubtful accounts                               3,968,722             445,774
  Rent expense                                                  2,054,225             645,924
  Taxes other than income                                       1,620,847               -
  Other expenses                                                2,493,546           2,532,796
  Management fee to General Partner                                32,000             274,303
  Services rendered by related parties                            277,302             603,773
                                                           --------------        ------------

                                                               36,461,920          19,490,934
                                                           --------------        ------------

LOSS FROM OPERATIONS                                           (8,449,654)         (6,558,808)
                                                           --------------        ------------

OTHER INCOME (EXPENSE)
  Interest income                                                 184,686             207,647
  Interest expense                                             (4,703,966)         (1,762,116)
                                                           --------------        ------------
                                                               (4,519,280)         (1,554,469)
                                                           --------------        ------------

NET LOSS BEFORE MINORITY INTEREST                             (12,968,934)         (8,113,277)

MINORITY INTEREST                                                 452,376               -
                                                           --------------        ------------

NET LOSS                                                   $  (12,516,558)       $ (8,113,277)
                                                           ==============        ============

NET LOSS ATTRIBUTABLE TO GENERAL PARTNER                   $  ( 3,129,139)       $ (2,028,319)
                                                           ==============        ============
NET LOSS ATTRIBUTABLE TO LIMITED PARTNERS

                                                           $   (9,387,419)       $ (6,084,958)
                                                           ==============        ============
NET LOSS PER UNIT ATTRIBUTABLE TO LIMITED
PARTNERS                                                   $       (3,234)       $     (2,096)
                                                           ==============        ============

The accompanying notes are integral part of these consolidated financial statements.

                                 ClearComm, L.P.

    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICT) ACCOUNTS
                                   (Unaudited)

                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2001

-----------------------------------------------------------------------------------------------------------------
                                                       Limited Partners               General
                                                   Units           Amount             Partner            Total
                                                   -------       -----------       ------------      ------------
Balance (deficit) at
     December 31, 2000                             2,903.1      $(12,544,641)      $(28,428,086)     $(40,972,727)

Three-month period ended March 31, 2001
    Net loss                                          -          ( 9,387,419)       ( 3,129,139)      (12,516,558)

                                                   -------      ------------       ------------      ------------
Balance (deficit) at
     March 31, 2001                                2,903.1      $(21,932,060)      $(31,557,225)     $(53,489,285)

                                                   =======      ============       ============      ============

The accompanying notes are integral part of these consolidated financial statements.

                                 ClearComm, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                       Three-Month Periods Ended
                                                                                   March 31,            March 31,
                                                                                 ------------         ------------
                                                                                      2001                 2000
                                                                                 ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                                $(12,516,558)        $ (8,113,277)
                                                                                 ------------         ------------

         Adjustments to reconcile net loss for the period to net cash used in operating activities:

            Depreciation and amortization                                           5,682,180            4,165,289
             Provision for doubtful accounts                                        3,968,722              445,774
             Minority interest                                                       (452,376)                -
             Increase in accounts receivable                                       (2,317,792)          (6,483,799)
            Decrease(increase) in inventories                                       1,170,441           (4,460,666)
             Increase in prepaid expenses                                             (40,767)            (144,255)
             (Decrease) increase in accounts payable and accrued liabilities         (800,989)           3,065,214
             Increase in accounts payable to related parties                        1,696,979                 -
             Increase in accrued interest                                             244,007                 -
             Increase in deferred income                                              296,507            1,185,661
                                                                                 ------------         ------------
                  Total adjustments                                                 9,446,912           (2,226,782)
                                                                                 ------------         ------------
                  Net cash used in operating activities                            (3,069,646)         (10,340,059)
                                                                                 ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
            Acquisition of property and equipment                                    (233,293)          (5,499,923)
                                                                                 ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Capital contribution from minority interest                             5,000,000                 -
            Proceeds from line of credit                                                 -              18,000,000
                                                                                 ------------         ------------
                  Net cash provided by financing activities                         5,000,000           18,000,000
                                                                                 ------------         ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           1,697,061            2,160,018

CASH AND CASH EQUIVALENTS, beginning of period                                      9,338,798            6,546,305
                                                                                 ------------         ------------
CASH AND CASH EQUIVALENTS, end of period                                         $ 11,035,859         $  8,706,323
                                                                                 ============         ============
SUPPLEMENTAL CASH FLOWS INFORMATION:
    Network construction costs accrued                                           $  2,071,613         $  4,569,968
                                                                                 ============         ============
    Accounts receivable written-off                                              $  3,718,949         $       -
                                                                                 ============         ============
    Interest paid                                                                $  3,916,533         $  1,044,538
                                                                                 ============         ============

The accompanying notes are integral part of these consolidated financial statements.

                                 CLEARCOMM, L.P.

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

1.       BASIS OF PRESENTATION AND INTRODUCTION

         The unaudited interim consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Partnership's financial position at March 31, 2001 and results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. The unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

         On February 4, 1999, the Partnership entered into a joint venture agreement (the "Joint Venture Agreement") with Telefonica Larga Distancia De Puerto Rico, Inc. ("TLD") to jointly develop and operate certain PCS licenses in Puerto Rico. Among the most important provisions of the Joint Venture Agreement are the following:

         o The Partnership transferred all of its Puerto Rico PCS licenses including its related debt with the FCC to NewComm Wireless Services, Inc. ("NewComm"), a newly organized Puerto Rico corporation, in exchange for all of NewComm's issued and outstanding common stock.

         o TLD loaned approximately $20 million to NewComm by means of a secured convertible promissory note payable (the "Promissory Note"). The Promissory Note is secured by a security agreement pursuant to which a security interest is imposed upon NewComm's assets, a Partnership guarantee and a pledge agreement, as defined.

         o Once certain regulatory and other requirements are met, the Promissory Note will be converted to NewComm's common stock representing approximately 49.9% of NewComm's equity at the time of the exchange. TLD has the option to buy an additional .2%, which would bring its ownership to 50.1%, subject to a third party valuation of NewComm's stock and approval by the FCC.

         o NewComm and TLD entered into certain management and technology transfer agreements.

         In September 1999, NewComm commenced providing PCS services in Puerto Rico.

         On August 28, 2000, the Partnership entered into a Purchase and Sale Agreement with Leap Wireless International ("Leap Wireless"), pursuant to which the Partnership will sell the Visalia, California license to Leap Wireless in exchange for shares of Leap Wireless stock valued at $9,500,000. The closing of this sale cannot occur until the FCC approves the transfer of this license. Under the terms of Purchase and Sale Agreement, the Partnership will receive 147,502 shares of Leap Wireless stock, with the Leap Wireless stock valued at a price of $64.45 per share. The Partnership also has the option to request a $9,500,000 cash payment in lieu of receipt of Leap Wireless stock, if at the closing the average price of Leap Wireless shares over the five-day period immediately prior to closing is less than $61.23 per share. The Partnership believes that the transfer should be approved by the FCC within the next quarter, and the closing of the transaction should occur shortly thereafter.

         During November and December 2000, and March 2001, NewComm received an aggregate equity investment of $15,000,000 from Syndicated Communications Venture Partners IV, L.P. (Syncom), a third party, in exchange for a 4.92% ownership in NewComm. Syncom is committed to contribute up to $25 million to NewComm in exchange for a 8.2% ownership.

2.       Financing Requirements

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership commenced operations in September 1999 and has incurred operating losses ($12.5 million for the three-month period ended March 31, 2001 and $41.4 million for the year ended December 31, 2000). It also has a working capital and partners' deficit of $125.8 and $53.5 million, respectively, as of March 31, 2001. The Partnership is likely to continue incurring losses until such time as its subscriber base generates revenue in excess of the Partnership's expenses. Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by other means than its revenues.

         As part of the agreement with TLD, NewComm entered into a contract with Lucent Technologies, Inc. ("Lucent") that requires Lucent to build a network that uses Code Division Multiple Access ("CDMA") protocol. It is expected that the total cost will approximate $125 million. During 2000, NewComm's management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount due under the contract under a formal financing agreement. The financing agreement extends payments for an eight-month period (through June
2001) at an annual interest rate of 1.5% over 90-day LIBOR. As of March 31, 2001, $61,000,000 is outstanding under this financing agreement.

         During November 2000, NewComm entered into a $60 million bridge loan agreement (the "Bridge Loan Facility") with ABN-AMRO and BBVA with interest at 1.5% over 90-day LIBOR, which expired on March 15, 2001, and was extended until May 29, 2001, with interest at 2.50% over 90-day LIBOR, when a permanent loan financing for $150 million is expected to close. The permanent financing agreement will require that the Partnership, by means of Syncom, and TLD, contribute approximately $25 million each in equity and convertible debt, respectively. As part of this commitment, during the last quarter of 2000 and first quarter of 2001, Syncom contributed $15 million in the form of equity and TLD contributed $10 million in the form of convertible debt. Another $5 million was contributed by TLD in the form of convertible debt in April 2001.

         Each of the Partnership's C-Block licenses is subject to an FCC requirement that the Partnership construct network facilities that offer coverage to at least one-third of the population in the market covered by such license within five years following the grant of the applicable license and to at least two thirds of the population within ten years following the grant. Although the Partnership's buildout plan calls for it to exceed these minimum requirements, failure to comply with these requirements could result in the revocation of the related licenses or the imposition of fines on the Partnership by the FCC. Therefore, delays in constructing its PCS network for licenses granted for markets outside Puerto Rico could have a material adverse effect on the Partnership's financial condition and results of operations.

         Management believes that the Partnership will comply with all the requirements for obtaining the permanent financing and believes that cash and cash equivalents on hand, anticipated growth in revenues, vendor financing and the permanent financing will be adequate to fund its operations, at a minimum, through the end of 2001. However, in the absence of improved operating results and cash flows, and the closing of its contemplated permanent financing, the Partnership may face liquidity problems to fund its operations and meet its obligations. As a result of these matters, substantial doubt exists about the Partnership's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.       OTHER ACCOUNTING PRONOUNCEMENTS

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

4.       LEGAL PROCEEDINGS

         The Partnership is subject to certain legal proceedings and an FCC proceeding, which were described in the Partnership's Form 10-K for the year ended December 31, 2000.

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

Introduction

         The information contained in this Part I, Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the interim consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this Form 10-Q.

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

         On August 28, 2000, the Partnership entered into a Purchase and Sale Agreement with Leap Wireless International ("Leap Wireless"), pursuant to which the Partnership will sell the Visalia-Porterville license to Leap Wireless in exchange for shares of Leap Wireless stock valued at $9,500,000. The closing of this sale cannot occur until the FCC approves the transfer of this license. Under the terms of the Purchase and Sale Agreement, the Partnership will receive 147,502 shares of Leap Wireless stock, with the Leap Wireless stock valued at a price of $64.45 per share. The Partnership also has the option to request a $9,500,000 cash payment in lieu of receipt of Leap Wireless stock, if at the closing the average price of Leap Wireless shares over the five-day period immediately prior to closing is less than $61.23 per share. The Partnership believes that the transfer should be approved by the FCC within the next quarter, and the closing of the transaction should occur shortly thereafter.

         The Partnership commenced commercial operations of its PCS network in Puerto Rico on September 24, 1999 when it began offering wireless services in Puerto Rico to the public. Prior to that date, its income had consisted of interest earnings only. Since the Partnership commenced commercial operations in 1999, the comparisons presented below may not be indicative of future operations (refer to Note 2 to the interim consolidated financial statements).

         The Partnership established its Puerto Rico network by forming a wholly owned subsidiary, NewComm on January 29, 1999. On February 4, 1999, the Partnership and NewComm entered into an agreement with TLD, whereby the Partnership contributed its two Puerto Rico Licenses to NewComm and TLD provided NewComm a $19,960,000 loan to develop the Puerto Rico Licenses. TLD's loan is pursuant to a secured convertible promissory note (the "Note") which is convertible into 49.9% of NewComm's equity. The Note however, cannot be converted until the FCC authorizes TLD to hold more than a 25% equity interest in NewComm. TLD also received an option (the "Option") to buy an additional 0.2%, which would bring its ownership to 50.1%, subject to a third-party valuation and FCC approval. The Option cannot be exercised prior to January 22, 2002, unless the ownership restrictions on the Puerto Rico licenses are eliminated by the FCC. NewComm, however, has the option to buyout TLD in the last year before the restrictions on the Puerto Rico licenses lapse. The Partnership intends to amend the Joint Venture Agreement with TLD to eliminate the Option. Any amendment requires TLD approval.

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

Results of Operations

         Three-month periods ended March 31, 2001 compared with three-month periods ended March 31, 2000

Revenues

         The Partnership's revenues for the three-month periods ended March 31, 2001 totaled $28,012,266, as compared to $12,932,126 for the same period in 2000. Revenues for the three-month periods ended March 31, 2001 included $25,030,382 in service revenues and $2,981,884 in handset and accessories sales generated from NewComm's wireless operations, as compared to $10,821,271, and $2,110,855, respectively, for the same period in 2000. The increase in revenues is mainly due to a growing trend in the subscriber base as NewComm had been operating for only six months as of March 31, 2000.

Expenses

         Expenses for the quarter ended March 31, 2001 totaled $36,461,920, as compared to $19,490,934 for the same period in 2000. During the first quarter of 2001, the Partnership's expenses included $8,060,352 ($1,879,632 as of March 31,
2000) in costs of handset and accessories, $3,196,936 ($2,582,140 as of March 31, 2000) for salaries and benefits, $2,941,118 ($2,049,239 as of March 31,
2000) for legal and professional services, $5,682,180 ($4,165,289 as of March 31, 2000) in depreciation and amortization, $3,968,722 ($445,774 as of March 31,
2000) in provision for doubtful accounts, $12,335,310 ($7,765,087 as of March 31, 2000) in interconnection, sales and dealers commissions, advertising, rent, taxes other than income, other expenses and management fee to General Partner, and $277,302 ($603,773 as of March 31, 2000) for services rendered by related parties.

         The increase in interest expense ($4,703,966 and $1,762,116 as of March 31, 2001 and 2000, respectively) is related to the FCC Note, TLD Promissory Note, Note Payable to Lucent and the Bridge Loan Facility.

         Net loss of $12,516,558 for the quarter ended March 31, 2001, as compared to $8,113,277 for the same period in 2000, reflects the ongoing costs of meeting the competition of existing cellular and PCS operators in order to develop a subscriber base. To meet competition, a significant subsidy is granted in the sale of handsets and accessories, on which a negative margin of $5,078,468 and $231,223 was generated during the three-month periods ended March 31, 2001 and 2000, respectively. In addition, the provision for doubtful accounts and interest expense increased to $3,968,722 and $4,703,966, respectively, as of March 31, 2001, as compared to $445,774 and $1,762,116, respectively, as of March 31, 2000.

Liquidity and Capital Resources

         As of March 31, 2001, the Partnership had cash and cash equivalents amounting to $11,035,859, which are mostly related to proceeds from the bridge loan facility and the capital contributed by Syndicated Communication Venture Partners IV, LP ("Syncom") and convertible debt by TLD, as explained below.

         As part of the agreement with TLD, NewComm entered into a contract with Lucent Technologies, Inc. ("Lucent") that requires Lucent to build a network that uses Code Division Multiple Access ("CDMA") protocol. It is expected that the total cost will approximate $125 million. During 2000, NewComm's management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount of network construction current payables under a formal financing agreement. The financing agreement extends payments for an eight-month period (through June 2001), at an annual rate of 1.5% over 90-day LIBOR. As of March 31, 2001, $61,000,000 is outstanding under this financing agreement.

         In addition, the Partnership owes the United States federal government approximately $51,339,555 (undiscounted) plus accrued interest at 6.5% of $1,358,696 in connection with the acquisition of its PCS licenses. As of March 31, 2001, the notes payable to FCC are presented net of a discount of approximately $11,049,180.

         The Partnership has a secured promissory note payable to TLD, which bears interest at the floating rate of 90 days LIBOR plus 1.5% and is due in March, 2004. In addition, in January 2000 the joint venture agreement with TLD was amended to provide NewComm a revolving line of credit of approximately $30 million for working capital from TLD. This loan was paid-off in December 2000 by means of a $60 million bridge loan to NewComm from ABN-AMRO and BBVA.

         The Partnership expects that the total cost to implement NewComm's business plan to be approximately $200 million. This consists of approximately $125 million in costs associated with building out the Puerto Rico Network, and approximately $75 million to fund NewComm's operations until it becomes profitable. NewComm obtained a short term financing ("Bridge Loan") of $60 million at a rate of 1.5% over 90-day LIBOR, which came due in March 2001. NewComm obtained an extension for this loan until May 29, 2001 at a rate of 2.50% over 90-day LIBOR. In addition, the Partnership believes such banks will be willing to provide long term financing of $150 million provided that the Partnership and TLD contribute additional capital or convertible debt to NewComm. The Partnership, by means of Syncom and TLD, contributed $25 million of additional capital or convertible debt during the third and fourth quarters of 2000 and first quarter of 2001. Syncom invested $15 million in NewComm in exchange for 4.92% of NewComm. Another $5 million was contributed by TLD in the form of convertible debt in April 2001. The Partnership believes that the additional capital contribution or convertible debt by Syncom and TLD, along with the proposed long term financing would fully fund NewComm's operations through the end of 2001.

         As a result of the restructuring of its FCC debt in June 1998, the Partnership has no outstanding debt on its California Licenses, which consist of 15MHz of bandwidth covering an approximate population of 1.6 million people in Eureka, Redding, Merced, Modesto and Visalia-Porterville, all within the state of California. Holders of major C Block licenses surrounding the California Licenses are currently under bankruptcy court proceedings, which adversely affects the Partnership's ability to enter into joint venture agreements to develop these licenses. However, a re-auction of D, E, F and disaggregated C Block licenses concluded on April 16, 1999. Another re-auction was concluded in January, 2001. It is possible that the purchasers of the re-auctioned licenses may be willing to jointly develop the California Licenses with the Partnership. The Partnership is actively pursuing alliances and possible funding mechanisms to develop its California Licenses.

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

ITEM 3. QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Partnership's exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks. The Partnership invests cash balances in excess of operating requirements in short-term money market funds. As of March 31, 2001, the Partnership had cash equivalents and short-term investments of approximately $11,035,859 consisting of cash and highly liquid, short-term investments in money market funds.

         The Partnership's cash and cash equivalents will increase or decrease by an immaterial amount if market interest rates increase or decrease, and therefore, its exposure to interest rate changes has been immaterial. The Partnership's loans payable to the FCC have a fixed interest rate of 6.5% and therefore are not exposed to interest rate risks. The TLD Note relating to indebtedness of NewComm bears interest at the floating rate of the 90-day LIBOR plus 1.5% and is due in March 2004. The amounts owed to Lucent in connection with its build out of the Puerto Rico Network are due within 2001 and bear interest at 1.5% over 90-day LIBOR. The Partnership's short-term financing bears interest at 2.50% over 90-day LIBOR. The Partnership anticipates that the interest rate applicable to the permanent financing will be similar or lower than the ones related to the TLD Note and the short-term financing.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Partnership is subject to certain legal proceedings and an FCC proceeding, which were described in the Partnership's Form 10-K for the year ended December 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits - None

     (b) The Partnership did not file a Form 8-K in the quarter ended March 31, 2001.

ITEMS 2, 3, 4 and 5 are not applicable have been omitted.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ClearComm, L.P.


                                        By: SuperTel Communications Corp.


Date:  May 15, 2001                           By: /s/ Javier O. Lamoso
                                                  ----------------------
                                                  Name: Javier O. Lamoso
                                                  Title: President