Form 10-Q
period 2001-06-30
CLEARCOMM L P
filed 2001-08-14
CIK 1013267

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission file number 0-28362

ClearComm, L.P.
(Exact name of registrant as specified in its charter)

Delaware	66-0514434
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

268 Muñoz Rivera Ave. Suite 2206 Hato Rey, Puerto Rico	00918-1913
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (787) 620-0140

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒             No   ☐

ClearComm, L.P.

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES
AND PARTNERS' DEFICIT

	June 30,	December 31,
	2001	2000

	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,685,142	$9,338,798
Accounts receivable, net of allowance for doubtful accounts of $20,527,639 and $18,341,025	20,076,705	20,049,769
Insurance claim receivable	2,202,779	1,256,285
Inventories	15,840,547	12,977,164
Prepaid expenses	1,026,174	751,603

Total current assets	55,831,347	44,373,619

DEFERRED FINANCING COSTS, net	1,210,964	1,730,047
PCS LICENSES, net	58,835,381	64,838,452
PROPERTY AND EQUIPMENT, net	102,257,094	97,002,140

	$218,134,786	$207,944,258

LIABILITIES AND PARTNER'S DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$52,660,068	$40,314,401
Note payable to Lucent Technologies	56,817,808	61,000,000
Bridge Loan Facility	60,000,000	60,000,000
Accounts payable to related parties	4,688,016	2,041,767
Accrued interest	2,526,644	1,566,872
Deferred income	1,941,941	1,820,183

Total current liabilities	178,634,477	166,743,223

LONG-TERM NOTES PAYABLE	79,415,305	72,456,233

MINORITY INTEREST	14,010,837	9,717,529

PARTNER'S DEFICIT
Limited partners' capital (2,903.1 units, issued and outstanding)	73,039,616	73,039,616
General partner's capital	100,000	100,000
Undistributed losses-
Accumulated during development stage	(48,704,525)	(48,704,525)
Operations	(78,360,924)	(65,407,818)

Total partners' deficit	(53,925,833)	(40,972,727)

	$218,134,786	$207,944,258

The accompanying notes are integral part of these consolidated statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
(UNAUDITED)

	Three-Month Periods Ended June 30		Six-Month Periods Ended June 30

	2001	2000	2001	2000

Revenues:
Service revenues	$27,345,079	$17,871,490	$52,375,461	$28,692,761
Handset and accessories sales	6,174,279	4,141,777	9,156,163	6,252,633

	33,519,358	22,013,267	61,531,624	34,945,394

Operating Cost and Expenses:
Cost of handset and accessories	9,700,493	4,401,490	17,760,845	6,281,122
Interconnection expense	400,316	1,133,406	2,458,116	2,372,277
Sales and dealers commissions	589,815	1,631,687	2,349,408	2,877,828
Salaries and benefits	3,123,051	2,473,550	6,319,987	5,055,690
Advertising expense	4,852,781	2,093,579	7,170,080	3,920,631
Legal and professional services	3,309,562	1,120,155	6,250,680	3,169,394
Depreciation and amortization	4,315,997	5,220,958	9,998,177	10,773,708
Provision for doubtful accounts	1,935,110	445,774	5,903,832	3,474,970
Rent expense	1,841,529	435,191	3,895,754	1,081,115
Taxes other than income	1,836,279	-	3,457,126	-
Other expenses	2,157,845	7,184,259	4,651,391	7,609,522
Management fee to General Partner	32,000	367,451	64,000	641,754
Services rendered by related parties	398,268	890,968	675,570	1,494,741
Gain on sale of Visalia-Porterville license	(4,814,337)	-	(4,814,337)	-

	29,678,709	27,398,468	66,140,629	48,752,752

Income (Loss) from Operations	3,840,649	(5,385,201)	(4,609,005)	(13,807,358)

Other Income (Expense)
Interest income	122,329	50,652	307,015	258,299
Interest expense	(4,653,842)	(2,064,167)	(9,357,808)	(3,826,283)

	(4,531,513)	(2,013,515)	(9,050,793)	(3,567,984)

Net Loss before Minority Interest	(690,864)	(7,398,716)	(13,659,798)	(17,375,342)
Minority Interest	254,316	-	706,692	-

Net Loss	$(436,548)	$(7,398,716)	$(12,953,106)	$(17,375,342)

Net Loss Attributable to General Partner	$(109,137)	$(1,849,679)	$(3,238,277)	$(4,343,836)

Net Loss Attributable to Limited Partners	$(327,411)	$(5,549,037)	$(9,714,830)	$(13,031,506)

The accompanying notes are integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(Unaudited)

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2001

	Limited Partners		General
	Units	Amount	Partner	Total

Balance (deficit) at December 31, 2000	2,903.1	$(12,544,641)	$(28,428,086)	$(40,972,727)

Six-month period ended June 30, 2001
Net loss	-	(9,714,830)	(3,238,277)	(12,953,106)

Balance (deficit) at June 30, 2001	2,903.1	$(22,259,271)	$(31,666,363)	$(53,925,833)

The accompanying notes are integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six-Month Periods Ended
	June 30,	June 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,953,106)	$(17,375,342)

Adjustments to reconcile net loss for the period to net cash provided by (used in operating activities
Depreciation and amortization	9,998,177	10,773,708
Provision for doubtful accounts	5,903,832	3,474,970
Minority interest	(706,692)	-
Increase in accounts receivable	(5,930,768)	(15,682,951)
Increase in insurance claim receivable	(946,494)	-
Increase in inventories	(2,863,383)	(6,693,298)
Increase in prepaid expenses	(274,571)	(304,028)
Increase in accounts payable and accrued liabilities	4,215,794	5,603,008
Increase in accounts payable to related parties	2,646,249	-
Increase in accrued interest	1,785,588	-
Increase in deferred income	121,758	1,020,380

Total adjustments	13,949,490	(1,808,211)

Net cash provided by (used in operating activities	996,384	(19,183,553)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,841,232)	(5,013,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Visalia-Porterville license	9,500,000	-
Capital contribution from minority interest	5,000,000	-
Proceeds from issuance of notes payable to TLD	4,990,000	-
Payment of Note Payable to Lucent	(8,298,808)	-
Proceeds from line of credit	-	26,000,000

Net cash provided by financing activities	11,191,192	26,000,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,346,344	1,803,336

CASH AND CASH EQUIVALENTS, beginning of period	9,338,798	6,546,305

CASH AND CASH EQUIVALENTS, end of period	$16,685,142	$8,349,641

SUPPLEMENTAL CASH FLOWS INFORMATION:

Network construction costs accrued	$10,132,389	$-

Accounts receivable written-off against the allowance for doubtful accounts	$3,718,949	$-

Interest paid	$6,307,071	$-

The accompanying notes are integral part of these consolidated financial statements.

CLEARCOMM, L.P.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.          BASIS OF PRESENTATION AND INTRODUCTION

             The unaudited interim consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Partnership's financial position at June 30, 2001 and results of operations and cash flows for the six-month periods ended June 30, 2001 and 2000.  The unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.  Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

             On January 22, 1997, the Partnership was granted the PCS Block C licenses for Puerto Rico and certain cities in California.

             On February 4, 1999, the Partnership entered into a joint venture agreement (the “Joint Venture Agreement”) with Telefónica Larga Distancia De Puerto Rico, Inc. (“TLD”) to jointly develop and operate certain PCS licenses in Puerto Rico.  Among the most important provisions of the Joint Venture Agreement are the following:

•	The Partnership transferred all of its Puerto Rico PCS licenses including its related debt with the FCC to NewComm Wireless Services, Inc. (“NewComm”), a newly organized Puerto Rico corporation, in exchange for all of NewComm’s issued and outstanding common stock.

•	TLD loaned approximately $20 million to NewComm by means of a secured convertible promissory note payable (the “Promissory Note”). The Promissory Note is secured by a security agreement pursuant to which a security interest is imposed upon NewComm’s assets, a Partnership guarantee and a pledge agreement, as defined.

•	Once certain regulatory and other requirements are met, the Promissory Note will be converted to NewComm’s common stock representing approximately 49.9% of NewComm’s equity at the time of the exchange. Originally, TLD had the option to buy an additional .2%, which would have brought its ownership to 50.1%, subject to a third party valuation of NewComm’s stock and approval by the FCC. On June 26, 2001, the Joint Venture Agreement was amended eliminating the TLD Option to buy the additional .2%.

•	NewComm and TLD entered into certain management and technology transfer agreements.

             In September 1999, NewComm commenced providing PCS services in Puerto Rico.

             On August 28, 2000, the Partnership entered into a Purchase and Sale Agreement with Leap Wireless International ("Leap Wireless"), pursuant to which the Partnership sold the Visalia-Porterville, California license to Leap Wireless in exchange for shares of Leap Wireless stock valued at $9,500,000.  The closing of the sale occurred on June 8, 2001.  The Partnership received a $9,500,000 cash payment and recorded a gain of $4,814,337 related to the sale.

             During November and December 2000, and March 2001, NewComm received $5,000,000, each respective month, for an aggregate equity investment of $15,000,000 from Syndicated Communications Venture Partners IV, L.P. (Syncom), a third party, in exchange for a 4.92% ownership in NewComm.  Syncom is committed to contribute up to $25 million to NewComm in exchange for a 8.2% ownership.

2.          FINANCING REQUIREMENTS

             The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Partnership commenced operations in September 1999 and has incurred operating losses of amounting to $13 million for the six-month period ended June 30, 2001 and $41.4 million for the year ended December 31, 2000.  It also has working capital and partners’ capital deficits of $122.8 and $53.9 million, respectively, as of June 30, 2001.  The Partnership is likely to continue incurring losses until such time as its subscriber base generates revenue in excess of the Partnership’s expenses.  Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by means other than its revenues.

             As part of the agreement with TLD, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that requires Lucent to build a network that uses Code Division Multiple Access (“CDMA”) protocol.  It is expected that the total cost will approximate $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount due under the contract under a formal financing agreement.  The financing agreement extends payments for an eight-month period (through June 2001) at an annual interest rate of 1.5% over 90-day LIBOR.  NewComm’s management and Lucent are currently working on restructuring the financing agreement, which expired on June 2001.  During the second quarter of 2001, NewComm paid $8.3 million of the outstanding note payable and accrued additional network construction costs amounting to $4.1 million.  As of June 30, 2001, $56.8 million is outstanding under this financing agreement.

             During November 2000, NewComm entered into a $60 million bridge loan agreement (the “Bridge Loan Facility”) with ABN-AMRO and BBVA (the “Banks”) with interest at 1.5% over 90-day LIBOR, which expired on March 15, 2001, and was extended until May 29, 2001, with interest at 2.50% over 90-day LIBOR, when a permanent loan financing for $150 million was expected to close.  The Bridge Loan Facility has been extended until October 17, 2001, with interest rate at .625% over 90-day LIBOR, and is now guaranteed by Telefónica Internacional, S.A. (TISA), an affiliate of TLD.  ClearComm and TLD continue to work towards securing a permanent financing facility.  The permanent financing agreement will require that the Partnership, by means of Syncom, and TLD, contribute approximately $25 million each in equity and convertible debt, respectively.  As part of this commitment, during the second half of 2000 and first half of 2001, Syncom and TLD have contributed $15 million each in the form of equity and convertible debt, respectively.

             Each of the Partnership’s C-Block licenses is subject to a FCC requirement that the Partnership construct network facilities that offer coverage to at least one-third of the population in the market covered by such license within five years following the grant of the applicable license and to at least two thirds of the population within ten years following the grant.  Although the Partnership’s build out plan calls for it to exceed these minimum requirements, failure to comply with these requirements could result in the revocation of the related licenses or the imposition of fines on the Partnership by the FCC.  Therefore, delays in constructing its PCS network for licenses granted for markets outside Puerto Rico could have a material adverse effect on the Partnership’s financial condition and results of operations.  The Partnership is working on plans to provide coverage in the areas covered by the California Licenses to be in compliance with the FCC build-out requirements.

             Management believes that the Partnership will comply with all the requirements for obtaining the permanent financing and believes that cash and cash equivalents on hand, anticipated growth in revenues, vendor financing and the permanent financing will be adequate to fund its operations, at a minimum, through the end of 2001.  However, in the absence of improved operating results and cash flows, and the closing of its contemplated permanent financing, the Partnership may face liquidity problems to fund its operations and meet its obligations.  As a result of these matters, substantial doubt exists about the Partnership’s abilityto continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.          OTHER ACCOUNTING PRONOUNCEMENTS

             In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS 138") which amends SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Partnership adopted SFAS 133 beginning January 1, 2001, but did not have any derivatives.

             In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

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

             The Partnership was formed in January 1995 and is managed by its General Partner, SuperTel Communications Corp.  The Partnership was organized to acquire, own, consult and operate personal communication services PCS licenses in the Block C band and to take advantage of the benefits that the FCC has set aside for Entrepreneurs.  The Partnership owns the Puerto Rico Licenses, which consist of two 15 MHz PCS licenses covering Puerto Rico, and the California Licenses, which consist of four 15 MHz PCS licenses covering the California cities of Eureka, Redding, Modesto, and Merced. The license covering Visalia-Porterville, California, was sold and transferred to Leap Wireless on June 8, 2001 for $9,500,000.

             The Partnership commenced commercial operations of its PCS network in Puerto Rico on September 24, 1999 when it began offering wireless services in Puerto Rico to the public.  Prior to that date, its income had consisted of interest earnings only.  Since the Partnership commenced commercial operations in 1999 and during 2000 was still in the start-up process, the comparisons presented below may not be indicative of future operations.

             The Partnership established its Puerto Rico network by forming a wholly owned subsidiary, NewComm on January 29, 1999.  On February 4, 1999, the Partnership and NewComm entered into an agreement with TLD, whereby the Partnership contributed its two Puerto Rico Licenses to NewComm and TLD provided NewComm a $19,960,000 loan to develop the Puerto Rico Licenses.  TLD’s loan is pursuant to a secured convertible promissory note (the “Note”) which is convertible into 49.9% of NewComm’s equity.  The Note however, cannot be converted until the FCC authorizes TLD to hold more than a 25% equity interest in NewComm.  At that time, TLD also received an option (the “Option”) to buy an additional 0.2%, which would bring its ownership to 50.1%, subject to a third-party valuation and FCC approval.  This option was eliminated from the Joint Venture Agreement on June 26, 2001 by means of an amendment thereto and filed before the FCC on June 27, 2001.  NewComm, however,  maintained its option to buyout TLD in the last year before the restrictions on the Puerto Rico licenses lapse.

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

Results of Operations

             Three-month period ended June 30, 2001 compared with three-month period ended June 30, 2000

Revenues

             The Partnership’s revenues for the three-month period ended June 30, 2001 totaled $33,519,358 as compared to $22,013,267 for the same period in 2000. Revenues for the three-month period ended June 30 2001 included $27,345,079 in service revenues and $6,174,279 in handset and accessories sales generated from NewComm’s wireless operations, as compared to $17,871,490, and $4,141,777 respectively, for the same period in 2000.  The increase in revenues is mainly due to growth in the subscriber base as NewComm had been operating for only nine months as of June 30, 2000.

Expenses

             Expenses for the three-month period ended June 30, 2001 totaled $29,678,709 as compared to $27,398,468 for the same period in 2000.  During the second quarter of 2001, the Partnership's expenses included $9,700,493 ($4,401,490 as of June 30, 2000) in costs of handset and accessories, $3,123,051 ($2,473,550 as of June 30, 2000) for salaries and benefits, $3,309,562 ($1,120,155 as of June 30, 2000) for legal and professional services, $4,315,997 ($5,220,958 as of June 30, 2000) in depreciation and amortization, $1,935,110 ($445,774 as of June 30, 2000) in provision for doubtful accounts, $11,710,565 ($12,845,573 as of June 30, 2000) in interconnection, sales and dealers commissions, advertising, rent, taxes other than income, other expenses and management fee to General Partner, $398,268 ($890,968 as of June 30, 2000) for services rendered by related parties and a, one time, gain of $4,814,337 from the sale of the Visalia-Porterville, California, license.

             The increase in interest expense ($4,653,842 and $2,064,167 for the quarter ended June 30, 2001 and 2000, respectively) is related to higher level of debt outstanding related to the FCC Note, TLD Promissory Note, Note Payable to Lucent and the Bridge Loan Facility. The decrease in sales and dealers commissions ($589,815 and $1,631,687 for the quarter ended June 30, 2001 and 2000, respectively) is due to a decrease in commissions paid under the new terms of the dealers commissions contract.  NewComm continues to negotiate with the dealers to pay commissions that are competitive within the market.  The decrease in interconnection expense ($400,316 and $1,133,406 for the quarter ended June 30, 2001 and 2000, respectively) is due to a non-recurring adjustment to reconcile the interconnection payable balance.

             Net loss of $436,548 for the three-month period ended June 30, 2001, as compared to $7,398,716 for the same period in 2000, reflects the Partership’s increase in service revenues of $9,473,589, from a larger subscriber base, contrasted by the ongoing costs of meeting the competition of existing cellular and PCS operators in order to develop a subscriber base.  To meet competition, a significant subsidy is granted in the sale of handsets and accessories, on which a negative margin of $3,526,214 and $259,214 was generated during the three-month periods ended June 30, 2001 and 2000, respectively.  In addition, the provision for doubtful accounts and interest expense increased to $1,935,110 and $4,653,842, respectively, for the quarter ended June 30, 2001, as compared to $445,774 and $2,064,167 respectively, for the quarter ended June 30, 2000.  The Partnership’s net loss for the second quarter of 2001 was offset by the, one time, $4,814,337 gain on the sale of the Visalia-Porterville, California, license.

             Six-month period ended June 30, 2001 compared with six-month period ended June 30, 2000

Revenues

             The Partnership’s revenues for the six-month period ended June 30, 2001 totaled $61,531,624 as compared to $34,945,394 for the same period in 2000.  Revenues for the six-month period ended June 30, 2001 included $52,375,461 in service revenue and $9,156,163 in handset and accessories sales generated from NewComm’s wireless operations, as compared to $28,692,761, and $6,252,633 respectively, for the same period in 2000.  The increase in revenues is mainly due to growth in the subscriber base as NewComm had been operating for only nine months as of June 30, 2000.

Expenses

             Expenses for the six-month period ended June 30, 2001 totaled $66,140,629 as compared to $48,752,752 for the same period in 2000.  During the six-month period ended June 30, 2001, the Partnership's expenses included $17,760,845 ($6,281,122 as of June 30, 2000) in costs of handset and accessories, $6,319,987 ($5,055,690 as of June 30, 2000) for salaries and benefits, $6,250,680 ($3,169,394 as of June 30, 2000) for legal and professional services, $9,998,177 ($10,773,708 as of June 30, 2000) in depreciation and amortization, $5,903,832 ($3,474,970 as of June 30, 2000) in provision for doubtful accounts, $24,045,875 ($18,503,127 as of June 30, 2000) in interconnection, sales and dealers commissions, advertising, rent, taxes other than income, other expenses and management fee to General Partner, $675,570 ($1,494,741 as of June 30, 2000) for services rendered by related parties and a, one time, gain of $4,814,337 from the sale of the Visalia-Porterville, California, license.

             The increase in interest expense ($9,357,808 and $8,092,694 for the six-month periods ended June 30, 2001 and 2000, respectively) is related to the higher level of debt outstanding related to the FCC Note, TLD Promissory Note, Note Payable to Lucent and the Bridge Loan Facility.

             Net loss of $12,953,106 for the six-month period ended June 30, 2001, as compared to $17,455,068 for the same period in 2000, reflects the ongoing costs of meeting the competition of existing cellular and PCS operators in order to develop a subscriber base.  To meet competition, a significant subsidy is granted in the sale of handsets and accessories, on which a negative margin of $8,604,682 and $28,489 was generated during the six-month periods ended June 30, 2001 and 2000, respectively.  In addition, the provision for doubtful accounts and interest expense increased to $5,903,832 and $9,357,808, respectively, for the six month period ended June 30, 2001, as compared to $3,474,970 and $3,826,283 respectively, for the same period in 2000.  The Partnership’s net loss for the first half of 2001 was offset by the, one time, $4,814,337 gain on sale of Visalia-Porterville, California, license.

Liquidity and Capital Resources

             As of June 30, 2001, the Partnership had cash and cash equivalents amounting to $16,685,142, which are mostly related to proceeds from the contribution represented by convertible debt from TLD and the sale of the Visalia-Porterville, California, license.

             As part of the agreement with TLD, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that requires Lucent to build a network that uses Code Division Multiple Access (“CDMA”) protocol.  It is expected that the total cost will approximate $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount of network construction payable, at the time, under a formal financing agreement.  The financing agreement extends payments for an eight-month period (through June 2001), at an annual rate of 1.5% over 90-day LIBOR.  NewComm’s management and Lucent are currently working on restructuring the financing agreement, which expired on June 2001.  During the second quarter of 2001, NewComm paid $8.3 million of the outstanding note payable and accrued additional network construction costs amounting to $4.1 million.  As of June 30, 2001, $56,817,808 is outstanding under this financing agreement.

             In addition, the Partnership owes the United States federal government approximately $51,339,555 (undiscounted) plus accrued interest at 6.5% of $836,418 in connection with the acquisition of its PCS licenses.  As of June 30, 2001, the notes payable to FCC are presented net of a discount of approximately $10,615,343.

             The Partnership has a secured promissory note payable to TLD, which bears interest at the floating rate of 90-day LIBOR plus 1.5% and is due in March, 2004.  In addition, in January 2000 the joint venture agreement with TLD was amended to provide NewComm a revolving line of credit of approximately $30 million for working capital from TLD.  This loan was paid-off in December 2000 by means of a $60 million bridge loan to NewComm from ABN-AMRO and BBVA.

             The Partnership expects that the total cost to implement NewComm’s business plan to be approximately $200 million.  This consists of approximately $125 million in costs associated with building out the Puerto Rico Network, and approximately $75 million to fund NewComm’s operations until these become profitable.  NewComm obtained a short term financing (“Bridge Loan”) of $60 million at a rate of 1.5% over 90-day LIBOR, which came due in March 2001, which was extended until May 29, 2001 at a rate of 2.5% over 90-day LIBOR.  The Bridge Loan was subsequently extended until October 17, 2001, with interest rate at .625% over 90-day LIBOR, and is now guaranteed by Telefónica Internacional, S.A. (TISA), an affiliate of TLD.  ClearComm and TLD continue to work towards securing a permanent finance facility.  In addition, the Partnership believes such banks will be willing to provide long term financing of $150 million provided that the Partnership and TLD contribute additional capital or convertible debt to NewComm.  The Partnership, by means of Syncom and TLD, contributed $30 million of additional capital or convertible debt during the second semester of 2000 and first semester of 2001.  Syncom and TLD have contributed $15 million each in the form of equity and convertible debt, respectively.  Syncom invested $15 million in NewComm in exchange for 4.92% of NewComm.  The Partnership believes that the additional capital contribution or convertible debt by Syncom and TLD, along with the proposed long term financing would fully fund NewComm’s operations through the end of 2001.

             As a result of the restructuring of its FCC debt in June 1998, the Partnership has no outstanding debt on its California Licenses, which consist of 15MHz of bandwidth covering an approximate population of 1.5 million people in Eureka, Redding, Merced, and Modesto, all within the state of California.  Holders of major C Block licenses covering areas surrounding the areas covered by the California Licenses are currently under bankruptcy court proceedings, which adversely affects the Partnership’s ability to enter into joint venture agreements to develop these licenses.  However, a re-auction of D, E, F and disaggregated C Block licenses concluded on April 16, 1999.  Another re-auction was concluded in January 2001.  However, this re-auction was set aside by the Washington D.C. Court of Appeals on June 22, 2001.  It is believed that the FCC may appeal the ruling to the United States Supreme Court.  Accordingly, there continues to be uncertainty regarding the ownership of the licenses surrounding the California Licenses.   The Partnership is actively pursuing alliances and possible funding mechanisms to develop its California Licenses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

             The Partnership's exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks.  The Partnership invests cash balances in excess of operating requirements in short-term money market funds.  As of June 30, 2001, the Partnership had cash equivalents and short-term investments of approximately $16,685,142 consisting of cash and highly liquid, short-term investments in money market funds.

             The Partnership’s cash and cash equivalents will increase or decrease by an immaterial amount if market interest rates increase or decrease, and therefore, its exposure to interest rate changes has been immaterial.  The Partnership’s loans payable to the FCC have a fixed interest rate of 6.5% and therefore are not exposed to interest rate risks.  The TLD Note relating to indebtedness of NewComm bears interest at the floating rate of the 90-day LIBOR plus 1.5% and is due in March 2004.  The amounts owed to Lucent in connection with its build out of the Puerto Rico Network were due on June 2001 and bear interest at 1.5% over 90-day LIBOR.  NewComm’s management and Lucent are currently working on restructuring the financing agreement, which expired on June 2001.  The Partnership’s short-term financing bears interest at .625% over 90-day LIBOR.  The Partnership anticipates that the interest rate applicable to the permanent financing will be similar or lower than the ones related to the TLD Note and the short-term financing.

PART II: OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

             The Partnership is subject to certain legal proceedings and a FCC proceeding, all of which were previously reported in the Partnership's Form 10-K for the year ended December 31, 2000.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

             (a)         List of Exhibits - None

             (b)        The Partnership did not file a Form 8-K in the quarter ended June 30, 2001.

ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ClearComm, L.P.

By: SuperTel Communications Corp.

Date: August 14, 2001	By: /s/ Javier O. Lamoso
Name: Javier O. Lamoso
Title: President