Form 10-Q
period 2001-09-30
CLEARCOMM L P
filed 2001-11-14
CIK 1013267

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to  ______

Commission file number 0-28362

ClearComm, L.P.

(Exact name of registrant as specified in its charter)

Delaware	66-0514434
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

268 Muñoz Rivera Ave. Suite 2206 Hato Rey, Puerto Rico	00918-1929
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (787) 620-0140

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒  No   ☐

ClearComm, L.P.

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES
AND PARTNERS' DEFICIT

	September 30,	December 31,
	2001	2000
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,355,310	$9,338,798
Accounts receivable, net of allowance for doubtful accounts of $17,083,935 and $18,341,025	17,887,284	20,049,769
Accounts receivable due from officer	101,000	-
Insurance claim receivable	1,490,958	1,256,285
Inventories	10,805,776	12,977,164
Prepaid expenses	852,429	751,603
Total current assets	43,492,757	44,373,619

DEFERRED FINANCING COSTS, net	841,936	1,730,047
PCS LICENSES, net	58,176,678	64,838,452
PROPERTY AND EQUIPMENT, net	103,327,248	97,002,140
	$205,838,619	$207,944,258
LIABILITIES AND PARTNER'S DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$40,278,960	$40,314,401
Note payable to Lucent Technologies	60,531,697	61,000,000
Bridge Loan Facility	60,000,000	60,000,000
Accounts payable to related parties	5,329,177	2,041,767
Accrued interest	2,119,745	1,566,872
Deferred income	1,451,974	1,820,183
Total current liabilities	169,711,553	166,743,223
LONG-TERM NOTES PAYABLE	80,184,368	72,456,233
MINORITY INTEREST	13,822,964	9,717,529

PARTNER'S DEFICIT
Limited partners' capital (2,903.1 units, issued and outstanding)	73,039,616	73,039,616
General partner's capital	100,000	100,000
Undistributed losses-
Accumulated during development stage	(48,704,525)	(48,704,525)
Operations	(82,315,357)	(65,407,818)
Total partners' deficit	(57,880,266)	(40,972,727)
	$205,838,619	$207,944,258

The accompanying notes are integral part of these consolidated statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
(UNAUDITED)

	Three-Month Period Ended September 30		Nine-Month Periods Ended September 30
	2001	2000	2001	2000
Revenues:
Service revenues	$27,920,018	$19,310,007	$80,295,479	$48,002,768
Handset and accessories sales	2,924,974	5,069,821	12,081,137	11,322,453
	30,844,992	24,379,828	92,376,616	59,325,221

Operating Cost and Expenses:
Cost of handset and accessories	6,906,804	5,627,373	24,667,649	11,908,495
Interconnection expense	1,079,937	784,320	3,538,053	3,156,597
Sales and dealers commissions	2,258,949	2,366,790	6,503,361	5,244,518
Salaries and benefits	3,611,364	3,140,493	10,088,527	8,196,183
Advertising expense	2,578,052	1,852,354	7,695,952	5,772,985
Legal and professional services	3,464,697	3,526,331	9,715,377	6,695,725
Depreciation and amortization	3,717,106	4,450,945	13,715,283	15,224,653
Provision for doubtful accounts	1,969,557	6,009,374	7,873,389	9,484,344
Rent expense	2,148,514	652,141	6,044,268	1,733,256
Taxes other than income	(473,111)	-	2,984,015	-
Other expenses	2,575,321	6,605,473	7,226,712	12,381,745
Management fee to General Partner	32,000		96,000	641,754
Services rendered by related parties	1,032,596	1,651,252	1,708,166	3,115,993
Gain on sale of Visalia-Porterville license	-	-	(4,814,337)	-
	30,901,786	36,666,846	97,042,415	83,556,248

Loss from Operations	(56,794)	(12,287,018)	(4,665,799)	(24,231,027)

Other Income (Expense)
Interest income	154,328	99,970	461,343	358,269
Interest expense	(4,239,840)	(2,913,638)	(13,597,648)	(6,739,921)
	(4,085,512)	(2,813,668)	(13,136,305)	(6,381,652)

Net Loss before Minority Interest	(4,142,306)	(15,100,686)	(17,802,104)	(30,612,679)
Minority Interest	187,873	-	894,565	-
Net Loss	$(3,954,433)	$(15,100,686)	$(16,907,539)	$(30,612,679)

Net Loss Attributable to General Partner	$(988,608)	$(3,775,172)	$(4,226,885)	$(7,653,170)

Net Loss Attributable to Limited Partners	$(2,965,825)	$(11,325,515)	$(12,680,654)	$(22,959,509)

The accompanying notes are integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(Unaudited)

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001

	Limited Partners		General
	Units	Amount	Partner	Total
Balance (deficit) at December 31, 2000	2,903.1	$(12,544,641)	$(28,428,086)	$(40,972,727)

Nine-month period ended September 30, 2001
Net loss	-	(12,680,654)	(4,226,885)	(16,907,539)

Balance (deficit) at September 30, 2001	2,903.1	$(25,225,295)	$(32,654,971)	$(57,880,266)

The accompanying notes are integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine-Month Periods Ended
	September 30,	September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,907,539)	$(30,612,679)

Adjustments to reconcile net loss for the period to net cash used in operating activities
Depreciation and amortization	13,715,283	15,224,653
Provision for doubtful accounts	7,873,389	9,484,344
Minority interest	(894,565)	-
Gain from sale of Visalia-Porterville license	(4,814,337)
Increase in accounts receivable	(5,710,904)	(15,908,970)
Increase in accounts receivable due from officer	(101,000)	-
Increase in insurance claim receivable	(234,673)	-
Decrease (increase) in inventories	2,171,388	(6,035,512)
Decrease (increase) in prepaid expenses and deferred financing cost	787,285	(216,493)
(Decrease) increase in accounts payable and accrued liabilities	1,133,906	3,654,178
Increase in accounts payable to related parties	3,287,410	-
Increase in accrued interest	1,700,143	-
(Decrease) increase in deferred income	(368,209)	1,399,922
Total adjustments	16,277,304	7,602,122
Net cash provided by (used in) operating activities	(630,235)	(23,010,557)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(7,544,445)	(7,819,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Visalia-Porterville license	9,500,000	-
Capital contribution from minority interest	5,000,000	-
Proceeds from issuance of notes payable to TLD	4,990,000	-
Payment of Note Payable to Lucent	(8,298,808)	-
Proceeds from line of credit	-	33,500,000
Net cash provided by financing activities	11,191,192	33,500,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,016,512	2,670,132

CASH AND CASH EQUIVALENTS, beginning of period	9,338,798	6,546,305

CASH AND CASH EQUIVALENTS, end of period	$12,355,310	$9,216,437

SUPPLEMENTAL CASH FLOWS INFORMATION:
Network construction costs financed through note payable to Lucent and accounts payable	$14,233,744	$-
Accounts receivable written-off against the allowance for doubtful accounts	$9,143,191	$-
Interest paid	$9,876,260	$-

The accompanying notes are integral part of these consolidated financial statements.

CLEARCOMM, L.P.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             BASIS OF PRESENTATION AND INTRODUCTION

                The unaudited interim consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Partnership's financial position at September 30, 2001 and results of operations and cash flows for the nine-month periods ended September 30, 2001 and 2000.  The unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.  Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

                In September 1999, NewComm commenced providing PCS services in Puerto Rico.

                In each of November 2000, December 2000, and March 2001, NewComm received $5,000,000, from Syndicated Communications Venture Partners IV, L.P. (Syncom), a third party, in exchange for 4.92% ownership in NewComm.  Syncom has committed to contribute up to $25 million to NewComm in exchange for an 8.2% ownership interest in Newcomm.

2.             FINANCING REQUIREMENTS

                The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Partnership commenced operations in September 1999 and has incurred operating losses amounting to $16.9 million for the nine-month period ended September 30, 2001 and incurred operating losses of $41.4 million for the year ended December 31, 2000.  It also has working capital and partners’ capital deficits of $126.2 and $57.9 million, respectively, as of September 30, 2001.  The Partnership is likely to continue incurring losses until such time as its subscriber base generates revenue in excess of the Partnership’s expenses.  Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by means other than its revenues.

                As part of the agreement with TLD, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that requires Lucent to build a network that uses the Code Division Multiple Access (“CDMA”) protocol.  It is expected that the total cost of this project will approximate $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount due under the contract under a formal financing agreement.  The financing agreement extends payments for an eight-month period (through June 2001) at an annual interest rate of 1.5% over 90-day LIBOR.  NewComm’s management and Lucent restructured this financing agreement, by means of a Promissory Note issued on September 26, 2001 for the principal sum of $60.5 million plus interest, payable no later than March 15, 2002, at the rate of 14% annually.  If such sum is not paid by March 15, 2002, then all outstanding amounts will bear a 16% annual interest rate.

                During November 2000, NewComm entered into a $60 million bridge loan agreement (the “Bridge Loan Facility”) with ABN-AMRO and BBVA (the “Banks”) with interest at 1.5% over 90-day LIBOR, which expired on March 15, 2001, and was extended until March 13, 2002, with an interest rate at .75% over 90-day LIBOR.  The Bridge Loan is now guaranteed by Telefónica Internacional, S.A. (TISA), an affiliate of TLD.  ClearComm and TLD continue to work towards securing a permanent financing facility, which will require that the Partnership, through Syncom and TLD, to each contribute approximately $25 million in equity and convertible debt.  As part of this commitment, during the second half of 2000 and first half of 2001, Syncom and TLD have contributed $15 million in the form of equity and convertible debt.

                Each of the Partnership’s C-Block licenses is subject to a FCC requirement that the Partnership construct network facilities that offer coverage to at least one-third of the population in the market covered by such license within five years following the grant of the applicable license and to at least two-thirds of the population within ten years following the grant.  Although the Partnership’s build-out plan calls for it to exceed these minimum requirements, failure to comply with these requirements could result in the revocation of the related licenses or the imposition of fines on the Partnership by the FCC.  Therefore, delays in constructing its PCS network for licenses granted for markets outside Puerto Rico could have a material adverse effect on the Partnership’s financial condition and results of operations.  The Partnership is working on plans to provide coverage in the areas covered by the California Licenses to be in compliance with the FCC build-out requirements.

                Management believes that the Partnership will comply with all the requirements for obtaining the interim financing and believes that cash and cash equivalents on hand, anticipated growth in revenues, vendor financing and the permanent financing will be adequate to fund its operations, at a minimum, through the end of 2001.  However, in the absence of improved operating results and cash flows, and without the closing of its contemplated permanent financing, the Partnership may face liquidity problems to fund its operations and meet its obligations.  As a result of these matters, substantial doubt exists about the Partnership’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                On February 4, 1999, the Partnership and NewComm filed an application with the FCC for a pro forma assignment of the Puerto Rico Licenses to NewComm, and the FCC granted the application on February 18, 1999. On March 22, 1999, Centennial Communications Corp. ("Centennial") filed a Petition for Reconsideration (the "Petition") with the FCC seeking to rescind the assignment of the Licenses to NewComm or to stay the effectiveness of the assignment pending resolution of the issues raised in the Petition.  On October 17, 2001, by means of a Memorandum and Order, the Petition for Reconsideration that had been filed by Centennial with the FCC seeking to rescind the assignment of the Puerto Rico Licenses to NewComm was denied, and the assignment of the Puerto Rico licenses was granted to NewComm.

NewComm filed a Complaint for tortious interference with contract against Sprint PCS on September 21, 2001 before the United States District Court for the District of Puerto Rico. Sprint PCS was broadcasting a system identification number (known as an “SID”) that was causing NewComm’s subscribers to “hook into” the Puerto Rico Sprint PCS network, and as a result NewComm’s subscribers appeared to be roaming while in their home area.  The Court granted a preliminary injunction, ordering Sprint PCS to cease and desist from using the SID that was causing NewComm’s subscribers to “hook into” the Sprint PCS network.  On November 1, 2001, Sprint PCS filed an appeal of this Order to the United States Court of Appeals of the First Circuit.  Management believes that the Court of Appeals will not overturn the injunction.  NewComm intends to pursue a permanent injunction and to seek damages and attorneys’ fees in connection with this litigation.

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Partnership as a result of a number of important factors.  Examples of these factors include, without limitation, failure to develop the Partnership's PCS licenses in California due to an inability to obtain satisfactory financing or partners capital; rapid technological developments and changes in the telecommunications industry; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the Telecommunications Act of 1996 and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation; regulatory limitations on the Partnership's ability to compete in the telecommunications services industry; and continuing consolidation in the telecommunications services industry.  In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general factors including, without limitation, general industry and market conditions and growth rates, domestic and international economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Partnership's future business.

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

                The Partnership established its Puerto Rico network by forming a wholly owned subsidiary, NewComm, on January 29, 1999.  On February 4, 1999, the Partnership and NewComm entered into an agreement with TLD, whereby the Partnership contributed its two Puerto Rico Licenses to NewComm and TLD provided NewComm a $19,960,000 loan to develop the Puerto Rico Licenses.  TLD’s loan is pursuant to a secured convertible promissory note (the “Note”) which is convertible into 49.9% of NewComm’s equity.  The Note however, cannot be converted until the FCC authorizes TLD to hold more than a 25% equity interest in NewComm.  NewComm, maintains an option to repurchase TLD’s interests in NewComm in the last year before the restrictions on the Puerto Rico licenses lapse.

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

Results of Operations

Three-month period ended September 30, 2001 compared with three-month period ended September 30, 2000

Revenues

                The Partnership’s revenues for the three-month period ended September 30, 2001 totaled $30,844,992 as compared to $24,379,828 for the same period in 2000. Revenues for the three-month period ended September 30, 2001 included $27,920,018 in service revenues and $2,924,974 in handset and accessories sales generated from NewComm’s wireless operations, as compared to $19,310,007, and $5,069,821 respectively, for the same period in 2000.  The increase in revenues is mainly due to growth in the subscriber base as NewComm.

Expenses

                Expenses for the three-month period ended September 30, 2001 totaled $30,901,786 as compared to $36,666,846 for the same period in 2000.  During the third quarter of 2001, the Partnership's expenses included $6,906,804 ($5,627,373 as of September 30, 2000) in costs of handset and accessories, $3,611,364 ($3,140,493 as of September 30, 2000) for salaries and benefits, $3,464,697 ($3,526,331 as of September 30, 2000) for legal and professional services, $3,717,106 ($4,450,945 as of September  30, 2000) in depreciation and amortization, $1,969,557 ($6,009,374 as of September 30, 2000) in provision for doubtful accounts, $10,199,662 ($12,261,078 as of September 30, 2000) in interconnection, sales and dealers commissions, advertising, rent, taxes other than income, other expenses and management fee to General Partner, and $1,032,596 ($1,651,252 as of September 30, 2000) for services rendered by related parties.

                The increase in interest expense ($4,239,840 and $2,913,638 for the quarter ended September 30, 2001 and 2000, respectively) is attributable to the higher level of debt outstanding related to the FCC Note, TLD Promissory Note, Note Payable to Lucent and the Bridge Loan Facility.

                The Net loss of $3,954,433 for the three-month period ended September 30, 2001, as compared to $15,100,686 for the same period in 2000, reflects the Partership’s increase in service revenues of $8,610,011 from a larger subscriber base.  In order to remain competitive, a significant subsidy is granted in the sale of handsets and accessories, on which a negative margin of $ 3,981,830 and $557,552 was generated during the three-month periods ended September 30, 2001 and 2000, respectively.  The reduction on the provision for doubtful accounts of approximately $4 million dollars as compared to the provision for the same period ended September 30, 2000 had a significant impact on the net loss for the quarter ended September 30, 2001.  In summary, the $11.1 million reduction of the third quarter net loss as compared to the September 30, 2000 is mainly due to an increase in service revenues of $8.6 million and a reduction of overall expenses of $6 million dollars. The reduction in expenses (taxes other than income) is due to a $2.1 million reversal of real estate property taxes accrued in current and prior periods based on discussions with the Puerto Rico property tax authorities.

                Nine-month period ended September 30, 2001 compared with nine-month period ended September 30, 2000

Revenues

                The Partnership’s revenues for the nine-month period ended September 30, 2001 totaled $92,376,616, as compared to $59,325,221 for the same period in 2000.  Revenues for the nine-month period ended September 30, 2001 included $80,295,479 in service revenue and $12,081,137 in handset and accessories sales generated from NewComm’s wireless operations, as compared to $48,002,768, and $11,322,453 respectively, for the same period in 2000.  The increase in revenues is mainly due to growth in the subscriber base.

Expenses

                Expenses for the nine-month period ended September 30, 2001 totaled $97,042,415 as compared to $83,556,248 for the same period in 2000.  During the nine-month period ended September 30, 2001, the Partnership's expenses included $24,667,649 ($11,908,495 as of September 30, 2000) in costs of handset and accessories, $10,088,527 ($8,196,183 as of September 30, 2000) for salaries and benefits, $9,715,377 ($6,695,725 as of September 30, 2000) for legal and professional services, $13,715,283 ($15,224,653 as of September 30, 2000) in depreciation and amortization, $7,873,389 ($9,484,344  as of September 30, 2000) in provision for doubtful accounts, $34,088,361 ($28,930,855 as of September 30, 2000) in interconnection, sales and dealers commissions, advertising, rent, taxes other than income, other expenses and management fee to General Partner, and $1,708,166 ($3,115,993 as of September 30, 2000) for services rendered by related parties. The increase in interest expense ($13,697,648 and $6,739,921 for the nine-month periods ended September 30, 2001 and 2000, respectively) is related to the higher level of debt outstanding related to the FCC Note, TLD Promissory Note, Note Payable to Lucent and the Bridge Loan Facility.

                The Net loss of $16,907,539 for the nine-month period ended September 30, 2001, as compared to $30,612,679 for the same period in 2000, reflects the ongoing costs of competing with existing cellular and PCS operators in order to develop a subscriber base.  In order to be competitive, a significant subsidy is granted in the sale of handsets and accessories, on which a negative margin of $12,586,512 and $586,042 was generated during the nine-month periods ended September 30, 2001 and 2000, respectively.  In addition, the provision for doubtful accounts decreased to $7,873,389 and interest expense increased to $13,597,648 for the nine-month period ended September 30, 2001, as compared to $9,484,344 and $6,739,921 respectively, for the same period in 2000.  The $13.7 million reduction in the nine-month period loss, as compared to the prior year, is mainly due to the growth in the subscriber base, increased scrutiny by management of accounts receivable, which has significantly reduced the provision for doubtful accounts, and a $4.8 million gain from the sale of the Visalia PCS license during the second quarter of 2001.

Liquidity and Capital Resources

As of September 30, 2001, the Partnership had cash and cash equivalents amounting to $12,355,310, which are mostly related to proceeds from the sale of the Visalia-Porterville, California, license in the second quarter, 2001.

                As part of the agreement with TLD, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that requires Lucent to build a network that uses the Code Division Multiple Access (“CDMA”) protocol.  It is expected that the total cost will approximate $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount of network construction payable, at the time, under a formal financing agreement.  The financing agreement was restructured as a Promissory Note on September 26, 2001, with a principal sum of $60.5 million plus interest, due March 15, 2002.  The interest rate on the Promissory Note is 14%, which increases to 16% if the note is not satisfied by March 15, 2002.

In addition, the Partnership owes the United States federal government approximately $51,339,555 (undiscounted) plus accrued interest at 6.5% of $836,418 in connection with the acquisition of its PCS licenses.  As of September 30, 2001, the notes payable to FCC are presented net of a discount of approximately $10,167,734.

The Partnership has a secured promissory note payable to TLD, which bears interest at the floating rate of 90-day LIBOR plus 1.5% and is due in March, 2004.

                The Partnership estimates that the total cost to implement NewComm’s business plan will be approximately $200 million.  This consists of approximately $125 million in costs associated with building-out the Puerto Rico Network, and approximately $75 million to fund NewComm’s operations until these become profitable.  NewComm obtained a short term financing (“Bridge Loan”) of $60 million was subsequently extended until March 13, 2002, with an interest rate of .75% over 90-day LIBOR.  The Bridge Loan is now guaranteed by Telefónica Internacional, S.A. (TISA), an affiliate of TLD.  ClearComm and TLD continue to work towards securing a permanent financing facility.  The Partnership anticipates that banks will be willing to provide long term financing of $150 million, provided that the Partnership and TLD contribute additional capital or convertible debt to NewComm.  The Partnership, through Syncom and TLD, contributed a total of $30 million of additional capital or convertible debt during the second half of 2000 and first half of 2001.  Syncom and TLD have each contributed $15 million in the form of equity and convertible debt.  Syncom invested $15 million in NewComm in exchange for 4.92% of NewComm.  The Partnership believes that the capital or convertible debt contributed by Syncom and TLD, along with the extended interim financing, would fully fund NewComm’s operations through the end of 2001.

                As a result of the restructuring of its FCC debt in June 1998, the Partnership has no outstanding debt on its California Licenses, which consist of 15MHz of bandwidth covering an approximate population of 1.5 million people in Eureka, Redding, Merced, and Modesto, all within the state of California.  Holders of major C Block licenses covering areas surrounding the areas covered by the California Licenses are currently under bankruptcy court proceedings, which adversely affects the Partnership’s ability to enter into joint venture agreements to develop these licenses.  However, a re-auction of D, E, F and disaggregated C Block licenses was concluded on April 16, 1999.  Another re-auction was concluded in January 2001.  However, this re-auction was set aside by the Washington D.C. Court of Appeals on June 22, 2001.  The FCC  has filed for an appeal of this ruling before  the United States Supreme Court.  Accordingly, there continues to be uncertainty regarding the ownership of the licenses surrounding the California Licenses.   The Partnership is actively pursuing alliances and possible funding mechanisms to develop its California Licenses.

                The Partnership anticipates that earnings and cash distributions derived from its Puerto Rico Network (once it is fully operational), interim and permanent financing and, if necessary, additional capital calls from its Investors or accessing the public capital markets, should provide it with the liquidity to meet its obligations.  The Partnership also expects that once it is able to develop its California Licenses, it will have additional sources of revenues and profits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                The Partnership's exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks.  The Partnership invests cash balances in excess of operating requirements in short-term money market funds.  As of September 30, 2001, the Partnership had cash equivalents and short-term investments of approximately $12,355,310 consisting of cash and highly liquid, short-term investments in money market funds.

                The Partnership’s cash and cash equivalents will increase or decrease by an immaterial amount if market interest rates increase or decrease, and therefore, its exposure to interest rate changes has been immaterial.  The Partnership’s loans payable to the FCC have a fixed interest rate of 6.5% and therefore are not exposed to interest rate risks.  The TLD Note relating to indebtedness of NewComm bears interest at the floating rate of the 90-day LIBOR plus 1.5% and is due in March 2004.  The amounts owed to Lucent in connection with its build out of the Puerto Rico Network are now due on March 15, 2002 and bear interest at 14% per annum.  The Partnership anticipates that the interest rate applicable to the permanent financing will be similar or lower than the ones related to the TLD Note and the short-term financing.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                The Partnership is subject to certain legal proceedings and a FCC proceeding, all of which were previously reported in the Partnership's Form 10-K for the year ended December 31, 2000.  On February 4, 1999, the Partnership and NewComm filed an application with the FCC for a pro forma assignment of the Puerto Rico Licenses to NewComm, and the FCC granted the application on February 18, 1999. On March 22, 1999, Centennial Communications Corp. ("Centennial") filed a Petition for Reconsideration (the "Petition") with the FCC seeking to rescind the assignment of the Licenses to NewComm or to stay the effectiveness of the assignment pending resolution of the issues raised in the Petition.  On October 17, 2001, by means of a Memorandum and Order, the Petition for Reconsideration that had been filed by Centennial with the FCC seeking to rescind the assignment of the Puerto Rico Licenses to NewComm was denied, and the assignment of the Puerto Rico licenses was granted to NewComm.

NewComm filed a Complaint for tortious interference with contract against Sprint PCS on September 21, 2001 before the United States District Court for the District of Puerto Rico. Sprint PCS was broadcasting a system identification number (known as an “SID”) that was causing NewComm’s subscribers to “hook into” the Puerto Rico Sprint PCS network, and as a result NewComm’s subscribers appeared to be roaming while in their home area.  The Court granted a preliminary injunction, ordering Sprint PCS to cease and desist from using the SID that was causing NewComm’s subscribers to “hook into” the Sprint PCS network.  On November 1, 2001, Sprint PCS filed an appeal of this Order to the United States Court of Appeals of the First Circuit.  Management believes that the Court of Appeals will not overturn the injunction.  NewComm intends to pursue a permanent injunction and to seek damages and attorneys’ fees in connection with this litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)           List of Exhibits - None

                (b)           The Partnership did not file a Form 8-K in the quarter ended September 30, 2001.

ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ClearComm, L.P.

	By:	SuperTel Communications Corp.

Date: November 14, 2001		By: /s/ Javier O. Lamoso
Name: Javier O. Lamoso
Title: President