Form 10-K
period 2001-12-31
CLEARCOMM L P
filed 2002-05-09
CIK 1013267

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

For Annual and Transition Reports to Section 13 or 15(d) of the

Securities Exchange Act of 1934

(Mark one)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2001

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from to .

Commission file number 0-28362

ClearComm, L.P.

(Exact Name of Registrant as Specified in its Charter)

Delaware	66-0514434
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
268 Muñoz Rivera Ave.

Suite 2206

Hato Rey, Puerto Rico	00918-1913
(Address of Principal Executive Offices)	(Zip Code)

                Registrant’s Telephone Number, Including Area Code: (787) 620-0140

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

The Partnership, through its majority-owned subsidiary, NewComm Wireless Services, Inc. (“NewComm”), owns and operates a state-of-the-art PCS network in Puerto Rico (the “Puerto Rico Network”).  The Partnership directly or indirectly through NewComm owns two 15 MHz C-Block PCS licenses covering the entire island of Puerto Rico (the “Puerto Rico Licenses”) and four  15 MHz licenses in California (the “California Licenses,” and together with the Puerto Rico Licenses, the “Licenses”).   Since January 2002, the Partnership has been offering wireless DSL service throughout certain areas in California under the California Licenses and in compliance with the FCC’s build-out requirements.

The Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”) provides that the Partnership will terminate on December 31, 2005. The Partnership will dissolve on such date (unless terminated earlier or unless the Partnership Agreement is amended to change such date).

The Puerto Rico Network

The Partnership started building its Puerto Rico Network during the first quarter of 1999 and the system commenced commercial operations on September 24, 1999.  The Partnership was the fifth entrant into the Puerto Rico wireless telecommunications market.  It currently provides wireless coverage in the areas where 95% of the Puerto Rico wireless traffic occurs.  The Partnership has established points of sale in all major shopping districts and has over 250 points of sale throughout Puerto Rico.  The Partnership believes that it currently has approximately 15% of the Puerto Rico wireless market.

To build and operate its Puerto Rico network, the Partnership entered into an agreement, dated February 4, 1999 (the “TLD Agreement”) with Telefónica Larga Distancia de Puerto Rico, Inc. (“TLD”).  TLD is a wholly owned subsidiary of Telefónica Internacional, S.A. which is a member of the Telefónica, S.A. group (Ticker: TEF) (the “Telefónica Group”), Spain’s largest traded company and one of the world’s largest telecommunication companies.  Telefónica Móviles (Ticker:  TEM), the wireless communications affiliate of Telefónica, currently has approximately 25 million subscribers world-wide.  Pursuant to the terms of the TLD Agreement, the Partnership transferred the Puerto Rico Licenses and associated business plans and studies to NewComm.  TLD provided NewComm a loan of approximately $19.96 million and received a secured convertible promissory note (the “Note”) which entitles TLD to select a director for one of the five NewComm board of director seats (the “Board”).  The Note is convertible into 49.9% of NewComm’s equity.  The Note cannot be converted, however, until the FCC authorizes TLD to hold more than a 25% equity interest in NewComm.  NewComm and TLD entered into a management agreement whereby TLD provides day-to-day management services for NewComm, subject to the supervision of NewComm’s Board.  Pursuant to a certain Stock Purchase Agreement dated as of March 12, 2002, by and between the Partnership and TLD, the Partnership has agreed to sell 0.2% control interest at market value to TLD.  The transfer of this control interest and validity of the agreement is subject to FCC approval.  This Stock Purchase Agreement, in addition to FCC approval, requires TLD to secure a permanent  Project Finance Facility of approximately $175 million no later than July 15, 2002.  Together with the Stock Purchase Agreement and as part of the transaction a Shareholders’ Agreement and a Sale Agreement were executed between the parties.  The Shareholders’ Agreement provides for a great number of general and specific protections and rights for the Partnership as a minority shareholder in NewComm.  The Sale Agreement provides for a convenient exit for the Partnership from NewComm.  Under the Joint Venture Agreement the Partnership’s principal means of exiting from NewComm was by exercising Registration Rights against TLD.  Due to Telefónica’s re-organization and new market conditions, the possibility of publicly registering  an exclusive wireless service company in the Puerto Rico market is very unlikely.  However, under the Sale Agreement, the Partnership can force the sale of NewComm at any time after May 12, 2003.

The new Sale Agreement provides that after 14 months from March 12, 2002 (i.e. May 12, 2003) either party (ClearComm or TLD) may trigger a shareholder obligation to sell NewComm.  Within 30 days of a notice of sale, TLD (or ClearComm as the case may be) would have the right to purchase ClearComm’s (or TLD’s) interest.  The purchase price to be paid at that time would be based on a valuation performed by an internationally recognized investment banking firm selected by both parties.  If TLD does not exercise its right to buy out ClearComm’s interest, TLD is bound together with ClearComm to proceed with the sales process to attempt a sale of NewComm.  TLD and ClearComm are bound to accept the highest price proposed by an interested buyer, which price must be payable in cash or freely tradable securities, or a combination thereof, and which must be for a price not less than the valuation prepared by the investment banker.  At the closing of the sale the Management Agreement and the Technology Transfer Agreement held by TLD will terminate without compensation, and no premium for controlling interest or discount for holding a minority interest in NewComm will apply.

The Sale Agreement shall continue in full force and effect even if the Stock Purchase Agreement with TLD, for whatever reason, does not close.

The Partnership’s Puerto Rico Network operates under the image and brand name “MoviStar.”  MoviStar is the PCS brand name of the Telefónica Group in Spain and certain other countries in Latin America.  The Puerto Rico Network is a state-of-the-art CDMA (“Code Division Multiple Access”) network.  Pursuant to a roaming agreement with Sprint PCS, MoviStar customers have mainland U.S. coverage.

Lucent Technologies, Inc. (“Lucent”) built the Puerto Rico Network on behalf of NewComm.  The Partnership continues optimizing the network to maintain and offer better quality  service to its customers.

The Puerto Rico Market

The Partnership believes that the Puerto Rico market provides many unique advantages for telecommunications companies.  Puerto Rico is politically stable, as it has been a territory of the United States since 1898 and its economy is fully integrated with that of the United States mainland.  It has the Caribbean’s best educated, most skilled labor force and the most sophisticated manufacturing and transportation infrastructure.  Puerto Rico has a solid base of major manufacturers which includes Hewlett-Packard Company, Microsoft Corporation, BASF Corporation, Colgate-Palmolive, Johnson & Johnson, and Pfizer Pharmaceutical.  Along with its U.S.-linked stability, Puerto Rico offers the advantage of emerging market type growth and a significant cash based economy.  The Partnership believes that current per capita income and consumption in Puerto Rico, combined with continued economic growth will support continued  demand for the high quality telephone services which the Partnership is offering.

Competition in Puerto Rico

The continued success of the Partnership’s PCS business in Puerto Rico will depend upon its ability to compete with the two cellular operators and three operating PCS providers, potential competition from two other PCS licensees and potential future wireless communications providers in the Puerto Rico market.    The Partnership expects that the existing cellular providers will upgrade their networks to provide comparable services in competition with the Partnership.  The Partnership also faces competition from other existing communications technologies such as conventional mobile telephone service, specialized mobile radio (“SMR”) and enhanced specialized mobile radio (“ESMR”).  The Partnership believes that ESMR will have a limited competitive impact against PCS, particularly in the consumer mass market sector, largely because of technical limitations and limited bandwidth.  In the future, PCS is expected to compete more directly with traditional landline telephone service providers and other technologies including mobile satellite systems.  In addition, the availability of new spectrum and resale of existing spectrum and the entry of new participants, may result in increased competition in the Puerto Rico market.  At the end of 2001, Puerto Rico had a wireless market penetration of approximately 33% while the United States mainland ended the same year with an approximate market penetration of 45%.  Market research reflects that Puerto Rico should attain a market penetration of 47% by the end of 2004.

Markets

The following table sets forth as of December 31, 2001, with respect to each Market in which the Partnership owns a PCS license, the estimated persons of population (“POPs”).

Market Name	1997 POPs*	1990 POPs**
San Juan, PR	2,688,000	2,170,250
Mayaguez-Aguadilla, PR	1,083,000	1,325,600
Modesto, CA	487,000	418,980
Redding, CA	284,000	253,260
Merced, CA	227,000	192,710
Eureka, CA	157,000	142,580
Total:	4,927,000,	4,503,380

*              Based on the Paul Kagan 1998 PCS Atlas and Databook.

**           Based on the 1990 census figures used by the FCC.

On August 28, 2001, the Partnership entered into a Purchase and Sale Agreement with Leap Wireless International (“Leap Wireless”), pursuant to which the Partnership sold the Visalia license to Leap Wireless in exchange for $9,500,000 cash payment. This sale was approved by the FCC and it closed on June 8, 2001.

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

PCS is a radio-based transmission technology which, like cellular technology, uses the same frequencies repeatedly in a multiple-transmitter cell design.  PCS is a digital technology, capable of numerous advanced service features, including caller-ID, voice-prompting, voice-recognition, scrambled (secure) calling, message and image delivery, intelligent call transfer and follow-me calling, single number service (the same number can be assigned to multiple PCS telephones in different locations) and auto-trace of crank callers. The Partnership has been offering E-mail and internet access from its handsets since June 2000.  The Partnership began offering wireless banking services in October 2000.  The Partnership also pioneered in the Puerto Rico market short text messaging services from its handsets in October 2001.  An average of a million messages a month are being sent among subscribers within the network.

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

Build-Out Requirements

All PCS license holders are required to meet certain requirements imposed by the FCC relating to the provision of service in each license area. Block C license holders must provide coverage to one-third of the POPs in each license service area within five years of license grant and two-thirds of the POPs in each license service area within ten years of license grant.  These periods were rescheduled by the FCC to begin on June 8, 1998.  Failure to comply with the build-out requirements could subject the Partnership to license forfeiture or other penalties, and may have a material adverse effect on the financial condition of the Partnership.  The Partnership has complied with its build out requirements for the Puerto Rico Licenses and the California Licenses.

Employees

The Partnership, including its wholly owned subsidiary NewComm, had approximately 300 employees at the end of 2001.

ITEM 2.  PROPERTIES

The Partnership leases office space in Hato Rey and Guaynabo, Puerto Rico.  In connection with the build-out by NewComm of the Partnership’s Puerto Rico Network, NewComm leases sites where its telephone switching equipment, relay stations and other equipment are located, as well as sites and kiosks in malls and shopping centers where it sells its services to the public.

ITEM 3.  LEGAL PROCEEDINGS

Sprint/Centennial

On September 21, 2001, Newcomm Wireless Services, Inc. d/b/a MoviStar (“MoviStar”) filed a Complaint and Motion and Memorandum of Law Requesting Temporary Restraining Order and Preliminary Injunction in the Federal District Court for the District of Puerto Rico, which alleged serious and unlawful interruptions, interferences and irreparable damages to MoviStar’s operations rising out of Sprint’s refusal to broadcast a SID for the Puerto Rico market that will not interfere with the services presently being offered by MoviStar to its subscribers.  During October 15th to 18th, 2001, the District Court held an evidentiary hearing related to the injunctive relief sought.  In its Opinion and Order of October 29, 2001, the District Court ordered Sprint to “immediately cease and desist from using SID 5142 and/or any other SID which similarly interferes with plaintiff’s operations in Puerto Rico.”

On October 30, 2001, Centennial filed a Motion of Intervention of Right in which it requested leave from the District Court to join the Sprint litigation.  Despite MoviStar’s opposition, the District Court granted Centennial’s motion on November 5, 2001.  Both Sprint and Centennial are currently appealing, in the First Circuit Court of Appeals, the injunctive relief granted by the District Court of Puerto Rico.  On April 6, 2002, the First Circuit Court of Appeals issued an order reversing the injunction release.  On or about April 20, 2002, MoviStar plans to file a Petition for a Re-Hearing.

PRAICO

This is a civil action for breach of contract and collection of moneys before the Superior Court of San Juan on September 17, 2001, wherein the NewComm Wireless Services, Inc. (“NewComm”) is suing the Puerto Rican American Insurance Company (“PRAICO”) demanding the payment of claims made by NewComm under insurance policies issued by PRAICO.  NewComm attempts to recover four million dollars ($4,000,000) against PRAICO to recover from PRAICO under an insurance policy issued by that company to cover theft and damages of handsets sold to the public.  The four million dollar claim covers approximately four thousand (4,000) phones reported as either lost or stolen.  The complaint has been filed but no answer has been filed to date.  The parties are currently in negotiations for a settlement of the subject claim.  PRAICO has offered the sum of two million dollars ($2,000,000) as settlement.  NewComm has made a counteroffer of three point eight million dollars ($3,800,000).

Puerto Rico Telecommunications Regulatory Board

On January 31, 2002, NewComm filed a Petition for Arbitration before the Puerto Rico Telecommunications Regulatory Board (“PRTRB”) whereby NewComm petitions PRTRB for arbitration of rates, terms and conditions for interconnection and related arrangements in conjunction with a revised interconnection agreement between NewComm and the Puerto Rico Telephone Company (“PRTC”).

Jaime L. Santiago

On February 22, 2002, MoviStar answered a complaint filed by Jaime Luis Santiago Cajigas alleging damages based on Law 44 of December 20, 1991, 1 L.P.R.A. § 501 et. seq., which is Puerto Rico’s Law Against Discrimination Based on Disability. The plaintiff is also alleging damages under the Americans With Disabilities Act (ADA). The damages alleged against all defendants amounts to $1,000,000.00. The plaintiff is also claiming equitable remedies such as reinstatement to his former employment, with reasonable accommodation, costs and attorneys fees. The next step for the parties is to initiate discovery in this case.  Once discovery is completed, MoviStar will be in a much better position to assess the case and provide more detailed information as to the possibilities of prevailing or opting for settlement.

Complaint

A complaint was filed against Movistar on December 7, 2001. It alleges discrimination based on national origin against the Plaintiff, who was allegedly terminated from his employment for being from the Dominican Republic. Additionally, it claims unjust termination. The Plaintiff requests $100,000 to compensate for his emotional damages, $6,000 for his alleged unjust dismissal and $10,000 as special damages for alleged unpaid compensation.

Movistar filed an answer to the complaint on December 31, 2001. Therein MoviStar denied the allegations set forth in the complaint and plead as an affirmative defense, inter alia, that the Plaintiff was terminated, not for his national origin, but after it was discovered that he had lied in his employment application process when he furnished a resume to the Defendants where he claimed that he had earned a Bachelor in Science of Civil Engineering.

On January 23, 2002, MoviStar filed a Motion to Dismiss for the insufficiency of the process and the service of the process. On February 6, 2002, the court ordered the Plaintiff to show cause as to why our Motion to Dismiss should not be granted.  The Plaintiff complied with the Court’s order and on February 19, 2002, filed a Motion in Compliance with the Order to Show Cause. The Court’s decision is still pending. In the meantime, the Court has scheduled a Status Conference to be held on April 26, 2002.

From time to time the Partnership is involved in litigation arising from the ordinary course of business, some of which is ongoing.  The General Partner does not believe that any litigation involving the Partnership will have a material adverse effect on the Partnership’s business or financial condition

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

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

As of December 31, 2001 only the General Partner holds a general partnership interest and 1,604 Investors hold an aggregate of 2,907.7 Units of limited partnership interest.  There are 3.3 units held as treasury units.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes selected consolidated financial data of the Partnership from the period from January 1, 1997 to December 31, 1997, from January 1, 1998 to December 31, 1998, from January 1, 1999 to December 31, 1999, from January 1, 2000 to December 31, 2000, and from January 1, 2001 to December 31, 2001.  This information should be read in conjunction with the Partnership’s consolidated financial statements and related notes thereto and management discussion contained herein.

Statements of Operations Data

	December 31, 1997 (1)	December 31, 1998	December 31, 1999	December 31, 2000	December 31, 2001
Revenues:
Service revenues	$—	$—	$4,950,769	$79,906,400	$112,025,407
Handsets and accessories sales			2,357,790	12,104,805	11,710,520

	—	—	7,308,559	92,011,205	123,735,927
Expenses:
Operating expenses	13,436,973	5,696,439	28,072,321	133,397,603	136,940,300
Gain on sale of Visalia-Porterville	—	—	—	(4,814,337)
License
Settlement credit on legal disputes	—	(2,090,876)	—	—
Norfolk bid withdrawal penalty credit	—	(2,848,374)	—	—
License cost forfeiture after disaggregation, prepayment and amnesty options offered by the FCC	—	10,989,972	—

	13,436,973	11,747,161	28,072,321	133,397,603	132,125,963

Other income (expense):
Interest income	495,614	324,232	832,006	490,309	548,002
Interest expense	(2,948)	(5,749)	(2,263,002)	(11,141,769)	(20,172,216)

	492,666	318,483	(1,430,996)	(10,651,460)	(19,624,214)

Loss before minority interest	(12,944,307)	(11,428,678)	(22,194,758)	(52,037,858)	(28,014,250)

Minority interest	—	—	—	282,471	1,354,590

Net loss	$(12,944,307)	$(11,428,678)	$(22,194,758)	$(51,755,387)	$(26,659,660)

Net loss attributable to General Partner	$(3,236,077)	$(2,857,169)	$(5,548,689)	$(12,938,847)	$(6,664,915)

Net loss attributable to Limited Partners	$(9,708,230)	$(8,571,509)	$(16,646,069)	$(38,816,540)	$(19,994,745)

Net loss per unit attributable to Limited Partners	$(3,496)	$(3,028)	$(5,725)	$(13,350)	$(6,876)

(1)  The 1997 operating expenses include payment of $6,511,250 to Romulus Telecommunications Corp. for its services in preparation of the Partnership’s FCC application to bid in the FCC C-Block auctions and bidding at the auctions.

Balance Sheets Data

	December 31, 1997	December 31, 1998	December 31, 1999	December 31, 2000	December 31, 2001
ASSETS:
Cash and cash equivalents	$9,761,729	$4,246,412	$6,546,305	$9,338,798	$10,241,902
Accounts receivable, net	—	1,633,024	3,244,067	20,049,769	19,201,986
Insurance claim receivable	—	—	—	1,256,285	1,496,324
Inventories	—	—	9,201,823	12,977,164	10,305,254
Other assets	213,958	143,883	1,406,684	2,481,650	1,559,010
PCS licenses, net	270,245,139	64,757,512	67,543,320	64,838,452	57,517,974
Property and equipment, net	—	—	89,200,611	97,002,140	102,095,953

	$280,220,826	$70,780,831	$177,142,810	$207,944,258	$202,418,403

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT):
Accounts payable and accrued Liabilities	$6,469,357	$2,317,681	$107,245,472	$45,743,223	$41,642,052
Notes payable — short-term	—	—	—	121,000,000	133,321,837
Notes payable — long-term	231,415,989	37,550,348	59,114,678	72,456,233	81,723,962
Minority interest	—	—	—	9,717,529	13,362,939
Unitholders’ capital (deficit) 2,825.9 Units in 1997, 2,830.7 Units in 1998 and 2,907.7 Units in 1999, 2000 and 2001, and 1 general Partnership interest

	42,335,480	30,912,802	10,782,660	(40,972,727)	(67,632,387)

	$280,220,826	$70,780,831	$177,142,810	$207,944,258	$202,418,403

BOOK VALUE PER UNIT	$14,976	$10,921	$3,708	$(14,091)	$(23,260)

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

On August 28, 2000, the Partnership entered into a Purchase and Sale Agreement with Leap Wireless International (“Leap Wireless”), pursuant to which the Partnership sold the Visalia-Porterville license to Leap Wireless in exchange for a $9,500,000 cash payment.  The sale was approved by the FCC and closed on June 8, 2001.

The Partnership commenced commercial operations of its PCS network in Puerto Rico on September 24, 1999 when it began offering wireless services in Puerto Rico to the public.  Prior to that date, its revenues had consisted of interest income only.  Since the Partnership commenced commercial operations in 1999, the comparisons presented below may not be indicative of future operations.

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

The Partnership has agreed to sell shares in NewComm to TLD in sufficient amount to provide TLD with an additional 0.2% share interest in NewComm, enabling TLD to have a total of 50.1% control interest in NewComm.  The transaction involves a Stock Purchase Agreement, a Shareholders Agreement, and a Sale Agreement.  A summary of the terms of the sale and these agreements is provided below.

The Stock Purchase Agreement

The purchase price for the 0.2% share interest in NewComm shall be determined after all conditions to closing are obtained.  The principal conditions for this closing are the closing of the long term financing for NewComm and the final approval by the FCC.  At such time, ClearComm and TLD will select an internationally recognized investment banking firm who will perform a valuation of the shares to be sold.  The investment banker will have an agreed upon period of time to prepare the valuation of the shares.  After delivery of the valuation, a closing will occur.

The investment banking firm will use a combination of various methodologies for its valuation, that include:  discounted cash flows, comparable transactions and trading prices of comparable transactions, and trading prices of comparable publicly held companies and in the application of such methodologies shall use acceptable industry standards. Payment shall be in cash.

If a long term finance facility for NewComm of approximately $175 million is not closed by July 15, 2002 or if the FCC does not approve the transfer of control to TLD, ClearComm may terminate the Stock Purchase Agreement.

The Shareholders Agreement

In consideration of the sale of a controlling interest in NewComm a new Shareholders Agreement shall become effective upon the closing of the Stock Purchase Agreement.  The Shareholders Agreement shall incorporate all of the rights and benefits under the current Joint Venture Agreement, which include, rights of first refusal, pre-emptive rights, drag along rights, registration rights, piggy back rights, financial reporting and others.

In addition to the above, ClearComm will have approval rights for a great number of actions that have the intent of protecting the Partnership’s then minority interest in NewComm, some of which are as follows:  any transaction between NewComm and a shareholder or an affiliate of such shareholder, other than the Management Agreement and the Technology Transfer Agreement; the annual strategic business plan and operating budgets for each fiscal year and any variations or modifications which individually or in the aggregate exceed ten percent of the operating budget for such annual period; the appointment of the general manager, the director of finance and all directors of each division of NewComm, as well as the compensation of each such person, consent to which shall not be unreasonably withheld; the engagement of a new marketing consultant and the employment of marketing strategies, promotions, advertising and product development different from those in effect on the date hereof, consent to which shall not unreasonably be withheld; any modification to the Certificate of Incorporation or Bylaws of NewComm that would have an adverse effect on any rights granted to a shareholder thereunder or under applicable law; and any amendments or modifications to the Management Agreement or the Technology Transfer Agreement in effect as of the Effective Date.  ClearComm will have the right to appoint three directors and TLD four directors.

The Sale Agreement

The new Sale Agreement provides that at any time after 14 months from the signing of the Stock Purchase Agreement with TLD, ClearComm (or TLD) may trigger a shareholder obligation to sell NewComm.  Within 30 days of a notice of sale, TLD (or ClearComm as the case may be) would have the right to purchase ClearComm’s (or TLD’s) interest.  The purchase price to be paid at that time would be based on a valuation performed by the investment banking firm that prepared the one under the Stock Purchase Agreement.

If TLD does not exercise its right to buy out ClearComm’s interest, the shareholders will be  bound to proceed with the sales process to attempt a sale of NewComm.  All shareholders are bound to cooperate and undertake all that is necessary in that effort.  Further, the shareholders are bound to accept the highest price proposed by an interested buyer, which price must be payable in cash or freely tradable securities, or a combination thereof, and which must be for a price not less than the valuation prepared by the investment banker.

Some additional points are that at the closing of the sale of NewComm the Management Agreement and the Technology Transfer Agreement held by TLD will terminate.  Also, no premium for controlling interest or discount for holding a minority interest in NewComm will apply.

The Sale Agreement shall continue in full force and effect even if the Stock Purchase Agreement with TLD, for whatever reason, does not close.

Project Finance Facility

With the signing of the Stock Purchase Agreement ABN/AMRO and BBVA (the “Banks”) have proceeded to work towards providing a $175 million Project Finance Facility for NewComm.  This facility, together with the required additional capital of $25 million shall suffice to fully fund NewComm’s business plan and operations.

California Licenses

                Since January 2002 the Partnership has been offering wireless DSL service in certain areas within the California Licenses in compliance with the FCC build out requirements.

Critical Accounting Policies.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions.  The Partnership believes that of its significant accounting policies (see Note 3 to the consolidated financial statements), the following may involve a higher degree of judgment and complexity.

We rely on the use of estimates and make assumptions that impact our financial condition and results.  These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these might change in the future.  Some of the most critical accounting policies that might materially impact our results include:

Valuation of Accounts Receivable, Inventories and Long-lived Assets

Allowance for Doubtful Accounts - Estimates used in determining our provision for doubtful accounts are based on our historical collection experience, current trends, credit policy and a percentage of our accounts receivable by aging category.  In determining these percentages, we look at historical write-offs of our receivables and our history is limited.  We also look at current trends in the credit quality of our customer base as well as changes in the credit policies.  Under NewComm’s credit policy, customers who do not meet certain credit criteria are required to make a deposit ranging from $70 to $250 that could be credited against future billings, to control credit exposure.  If the estimates are insufficient for any reason, our operating income, earnings before interest taxes depreciation and amortization (“EBITDA”) and available cash would be reduced.

Insurance Claims Receivable — We currently have written-down a significant insurance claims receivable to estimated realizable value.  The Partnership filed claims aggregating approximately $4,000,000 with the insurance company.  There is a dispute between the Partnership and the insurance company in relation to coverage for certain losses (refer to Note 5).  Accordingly, the Partnership has recorded an insurance claims receivable of approximately $1,496,000 as of December 31, 2001, which mostly represents the portion of the claims the insurance company has offered to pay.  During 2001, NewComm filed a lawsuit against the insurance company demanding payment of these claims.  The realization of the receivable is contingent on the settlement of the lawsuit.  If the estimated write-down for insurance claim receivable is understated, operating income, EBITDA and available cash would be reduced.

Write-down of Refurbished and Excess or Obsolete Inventories - We currently have written-down refurbished handset inventories to the lower of cost or market value (which approximates cost to refurbish or replace the handsets).  We currently have written-down excess or obsolete handset accessories to net realizable value.  As inducement to obtain new customers the Partnership may sell handsets to customers for a price that is less than cost.  The loss on such sales is recognized at the time of sale.  We continue to monitor the depletion of our current inventory levels.  If we do not deplete the refurbished handsets or the handset accessories, we may have to record an additional write-down for any remaining refurbished and excess or obsolete inventories due to lower realizable retail prices on those inventories.  If the estimated write-down for refurbished and excess or obsolete inventories is understated, operating income, and EBITDA would be reduced.

Long-lived Assets - We continually evaluate long-lived assets to determine whether current events and circumstances warrant adjustment to the carrying values or amortization periods.  The Partnership measures impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition must be made.  If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.  The impairment loss, if any, is determined based on projected discounted future operating cash flows using a discount rate reflecting the Partnership’s average cost of funds.  No impairment loss was recognized during 2001, 2000 and 1999.  If the estimates used to measure impairment are insufficient for any reason, our operating income and EBITDA would be reduced.

Revenue Recognition

We recognize post paid PCS service revenue from our customers as they use the service.  Prepaid PCS service revenue are recognized based on estimates of usage.  Additionally, we provide a reduction of recorded revenue for billing adjustments and billing corrections.  We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and through our third party dealers.  If the estimate used to recognize prepaid PCS service revenue usage vary from actual results or if the estimate of certain revenue adjustments are inaccurate our revenues would be adjusted accordingly.

Results of Operations - 2001 Compared to 2000

The Partnership’s revenues for the year ended December 31, 2001, which amounted to $123,735,927 ($92,011,205 in 2000), included $112,025,407 ($79,906,400 in 2000) in service revenues and $11,710,520 ($12,104,805 in 2000) in handset and accessories sales generated from NewComm’s wireless operations.  The increase in service revenues is primarily due to an increase in the wireless customer base during 2001 as compared to 2000.

Expenses

Expenses for the year ended December 31, 2001 totaled $136,940,300, as compared to $133,397,603 for the same period in 2000.  During 2001, the Partnership’s expenses included $32,583,589 ($32,309,660 for 2000) in costs of handset and accessories, $13,884,281 ($10,747,715 for 2000) in salaries and benefits, $12,307,559 ($5,928,431 for 2000) for legal and professional services, $17,631,238 ($20,458,500 for 2000) in depreciation and amortization, $10,585,296 ($17,716,025 for 2000) in provision for doubtful accounts, $42,466,975 ($39,044,977 for 2000) in interconnection, sales, advertising, rent, taxes and other expenses, and $7,481,362 ($7,062,610 for 2000) for services rendered by related parties.  The increase in expenses during 2001, as compared to 2000, is primarily associated with an increase in NewComm’s head count and operating expenses needed to expand NewComm’s operations and market share.  The increase in operating expenses was offset by a decrease in the provision for doubtful accounts of $7,130,729 during 2001, as compared to 2000, due to better collection efforts and tighter credit policy.  Depreciation and amortization expense decreased during 2001, as compared to 2000, after the handsets rented to customers were fully depreciated in May 2001.

Net loss of $26,659,660 for 2001 and $51,775,387 for 2000, reflects the costs of competing in the Puerto Rico market against existing and new cellular and PCS operators in order to continue to develop and maintain a strong subscriber base.  To compete, a significant subsidy is granted in the sale of handsets and accessories, on which a negative margin of $20,873,069 was generated during 2001 ($20,204,855 in 2000).  In addition, sales, advertising, and salaries and benefits expenses amounting to $24,227,397 for 2001 ($20,458,500 for 2000) have been required to penetrate the market and serve the established subscriber base.

Interest expense for the year ended December 31, 2001, totaled $20,172,216, as compared to $11,141,769 for the same period in 2000.  The increase in interest expense during 2001 is primarily attributable to the FCC Note, the TLD notes, the Note Payable to Lucent, the Note Payable to Alcatel, and the Bridge Loan Facility (refer to Notes 9, 10, 11 and 13 to the accompanying consolidated financial statements).  In 2001, the Partnership had interest income of $548,002, as compared to $490,309 in 2000.

The net loss was offset by the $4,814,337 gain from the sale of the Visalia-Porterville, California License.

Liquidity and Capital Resources

As of December 31, 2001, the Partnership had cash and cash equivalents amounting to $10,241,902, which are mostly related to proceeds from the sale of the Visalia-Porterville license.

As part of the agreement with TLD, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that requires Lucent to build a network that uses Code Division Multiple Access (“CDMA”) protocol.  It is expected that the total cost will approximate $125 million.  During 2001, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount of network construction then currently payable under a formal financing agreement.  The financing agreement extended payments for an eight-month period (through June 2001), at an annual rate of 1.5% over 90-day LIBOR.  NewComm’s management and Lucent restructured this financing agreement, by means of a Promissory Note issued on September 26, 2001 for the principal sum of $60.5 million plus interest, payable no later than March 15, 2002, at the rate of 14% annually.  NewComm anticipates that the Promissory Note will be restructured to provide that repayment will be due on June 30, 2002 with interest at 8%, but no definitive agreement has yet been signed.  This lower interest had been agreed to with Lucent by means of Letter Agreement dated September 27, 2001, upon the signing of the Stock Purchase Agreement with TLD.  As of December 31, 2001, $60,531,697 is outstanding under this financing agreement (refer to Note 10 to the accompanying consolidated financial statements).

Alcatel USA International Marketing, Inc. (“Alcatel”) was contracted to build part of the CDMA network.  By December 18, 2001, NewComm had outstanding invoices, payables, and past due interest totaling $14,361,732.  On December 18, 2001, NewComm and Alcatel entered into a Promissory Agreement and Note for said amount at interest rate of 14%, and a maturity date of March 25, 2002.  This Promissory Agreement and Note was amended with an extension of payment until November 25, 2002.  It was also agreed that with payment of  $6,000,000 expected to be made by May 25, 2002 the interest rate will be decreased to 8% annually.

In addition, the Partnership owes the United States federal government approximately $51,339,555 (undiscounted) plus accrued interest at 6.5% of $840,718 in connection with the acquisition of its PCS licenses.  As of December 31, 2001, the notes payable to FCC are presented net of a discount of approximately $9,706,000 (refer to Note 13 to the accompanying consolidated financial statements).

The Partnership has a secured promissory note payable to TLD, which bears interest at the floating rate of 90 days LIBOR plus 1.5% and is due in March, 2004.  In addition, in January 2000 the joint venture agreement with TLD was amended to provide NewComm a revolving line of credit of approximately $30 million for working capital from TLD.  This loan was paid-off in December 2000 by means of a $60 million bridge loan (the “Bridge Loan Facility”) to NewComm from ABN-AMRO and BBVA (the “Banks”).  The original Bridge Loan Facility bore interest at 1.5% over 90-day LIBOR, which was originally supposed to expire on March 15, 2001, and was then extended until March 17, 2002, with an interest at .75% over 90-day LIBOR.  The Bridge Loan is now guaranteed by TISA and was extended again until May 31, 2002.  The Banks expect to replace it with a permanent Project Finance approximately $175 million (refer to Notes 1 and 11 to the accompanying financial statements).

The Partnership expects the total cost to implement NewComm’s business plan to be approximately $200 million.  This consists of approximately $125 million in costs associated with building out the Puerto Rico Network, and approximately $75 million to fund NewComm’s operations until it becomes profitable.

The Partnership, by means of Syncom and TLD, each contributed  $15 million of additional capital.  Syncom now has ownership of 4.92% of NewComm and is committed to contribute up to $25 million to NewComm in exchange for a 8.2% ownership.  On March 2, 2002, the Partnership sold 4.08% of NewComm to a group of investors led by Fleet Development Ventures for $13 million.  Prior to June 30, 2002, the Partnership and TLD will contribute approximately $12.5 million each to NewComm in the form of equity and convertible debt, respectively, to close the Project Finance Facility.  The Partnership believes it has obtained sufficient funds, together with TLD, to provide NewComm with the capital necessary for the Project Finance Facility and to fully fund NewComm’s operations.

As a result of the restructuring of its FCC debt in June 1998, the Partnership has no outstanding debt on its California Licenses, which consist of 15MHz of bandwidth covering an approximate population of 1.1 million people in Eureka, Redding, Merced, and Modesto all within the state of California.  Holders of major C Block licenses surrounding the California Licenses are currently under bankruptcy court proceedings, which adversely affects the Partnership’s ability to enter into joint venture agreements to develop these licenses.  However, a re-auction of D, E, F and disaggregated C Block licenses concluded on April 16, 1999.  Another re-auction was concluded in January, 2001.  However, this re-auction was set aside by the Washington, D.C. Court of Appeals on June 22, 2001.  The FCC has appealed this decision before the United States Supreme Court.  Accordingly, there continues to be uncertainty regarding ownership of the licenses surrounding the California Licenses.  Notwithstanding the uncertainty, since January 2002 the Partnership has been providing wireless DSL service in compliance with the FCC build out requirements.

The Partnership anticipates that earnings and cash distributions derived from its Puerto Rico Network once it is fully operational, interim and permanent financing and, if necessary, additional capital calls from its Investors or accessing the public capital markets, should provide it with the liquidity to meet its obligations.  The Partnership also expects that once it is able to fully develop its California Licenses, it will have additional sources of revenues and profits.

Results of Operations - 2000 Compared to 1999

The Partnership’s revenues for the year ended December 31, 2000, which amounted to $92,011,205, included $79,906,400 in service revenues and $12,104,805 in handset and accessories sales generated from NewComm’s wireless operations.  The increase in revenues is primarily due to the fact that the Partnership had only three months of operations in 1999 as compared to 12 months of operations in 2000.

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

Net loss of $51,755,387 for 2000, reflects the costs of entering the Puerto Rico market and meeting the competition of existing cellular and PCS operators in order to develop a subscriber base.  To meet competition, a significant subsidy is granted in the sale of handsets and accessories, on which a negative margin of $20,204,855 was generated during 2000.  In addition, sales, advertising, and salaries and benefits expenses amounting to $25,842,980 have been required to penetrate the market and serve the established subscriber base.  Depreciation and amortization expenses of $20,458,500 in 2000, include $9,704,436 related to the one-year amortization of handsets rented.  New rentals of handsets were discontinued after May, 2000.

Interest expense for the year ended December 31, 2000, totaled $11,141,769, as compared to $2,263,002 for the same period in 1999.  The increase in interest expense during 2000 is primarily attributable to the FCC Note, the TLD notes, the Note Payable to Lucent, and the Bridge Loan Facility (refer to Notes 9, 11 and 13 to the accompanying consolidated financial statements).  In 2001, the Partnership had interest income of $490,309, as compared to $832,006 in 1999.

Results of Operations - 1999 Compared to 1998

The Partnership’s revenues for the year ended December 31, 1999, which amounted to $7,308,559 included $4,950,769 in service revenues and $ 2,357,790 in handset and accessories sales generated from NewComm’s wireless operations, which started in Puerto Rico in September 1999.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership’s exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks.  The Partnership invests cash balances in excess of operating requirements in short-term money market funds.  As of December 31, 2001, the Partnership had cash equivalents and short-term investments of approximately $9,720,000 consisting of cash and highly liquid, short-term investments in money market funds.

The Partnership’s cash and cash equivalents will increase or decrease by an immaterial amount if market interest rates increase or decrease, and therefore, its exposure to interest rate changes has been immaterial.  The Partnership’s loans payable to the FCC have a fixed interest rate of 6.5% and therefore are not exposed to interest rate risks.  The TLD Note relating to indebtedness of NewComm bears interest at the floating rate of the 90-day LIBOR plus 1.5% and is due in March 2004.  NewComm anticipates that the Promissory Note originally issued to Lucent Technologies, Inc. on September 26, 2001 in connection with its build out of the Puerto Rico Network will be restructured to provide that repayment will be due on June 30, 2002 and bear interest at 8%, but no definitive agreement has yet been signed.  This lower interest had been agreed to with Lucent by means of a Letter Agreement dated September 27, 2001, upon the signing of the Stock Purchase Agreement with TLD.  The Bridge Loan bears an interest rate of 0.75% over 90-day LIBOR and is now guaranteed by TISA.  As part of this arrangement ClearComm agreed to pay an annual fee of 2.5% over half of this guarantee (or $30 million), or provide an equivalent cash collateral to the Banks during the first 90 days.  If the Partnership did not collaterize its share after the foregoing 90-day period, the fee would increase to 4.5%.  On November 26, 2001, the Partnership was prepared to provide a cash collateral amount of $28 million, and the non-collaterized amount was reduced to $2 million.  This guarantee period ends with the closing of the Project Finance Facility, which is expected to be in place by June 30, 2002.  The Bridge Loan Facility was extended again to May 31, 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial schedules have been omitted because they are not applicable or because the information required is included in the financial statements or notes thereto.

Report of Independent Public Accountants

To ClearComm, L.P.:

We have audited the accompanying consolidated statements of assets, liabilities and partners’ capital (deficit) of ClearComm, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of revenues and expenses, changes in partners’ capital (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ClearComm, L.P. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Partnership has suffered recurring operating losses, has a working capital and partners’ capital deficit, and has not yet obtained the permanent financing required to pay for the cost of its network and its working capital needs.  These matters raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHUR ANDERSEN LLP

San Juan, Puerto Rico,

April 16, 2002.

Revenue Stamp Number

has been affixed to the original

copy of this report.

Report of Independent Accountants

To the Partners of ClearComm, L.P.

In our opinion, the consolidated statements of assets, liabilities and partners’ capital (deficit) and the related consolidated statements of revenues and expenses, of changes in partners’ capital (deficit) accounts and of cash flows present fairly, in all material respects, the financial position of ClearComm, L.P. and its subsidiaries (the Partnership) at December 31, 1999 and the results of their operations and their cash flows for the year then ended conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

PRICEWATERHOUSECOOPERS LLP

San Juan, Puerto Rico

March 29, 2000

Stamp 1791152 of the P.R. Society of

Certified Public Accountants has been

affixed to the file copy of this report

ClearComm, L.P.

Consolidated Statements of Assets, Liabilities and Partners’ Capital (Deficit)

December 31, 2001 and 2000

	2001	2000
Assets

Current Assets:
Cash and cash equivalents	$10,241,902	$9,338,798
Accounts receivable, net of allowance for doubtful of accounts of $18,404,570 and $18,341,025, respectively	19,099,986	20,049,769
Insurance claims receivable	1,496,324	1,256,285
Inventories	10,305,254	12,977,164
Prepaid expenses	652,279	751,603
Total current assets	41,795,745	44,373,619
Accounts receivable due from officer	102,000	—
Deferred Financing Costs	906,731	1,730,047
PCS Licenses, net	57,517,974	64,838,452
Property and Equipment, net	102,095,953	97,002,140
	$202,418,403	$207,944,258

Liabilities and Partners’ Capital (Deficit)

Current Liabilities:

Note payable to Lucent Technologies	$60,531,697	$61,000,000
Note payable to Alcatel	12,790,140	—
Bridge Loan Facility	60,000,000	60,000,000
Accounts payable and accrued liabilities	27,868,715	40,314,401
Accounts payable to related parties	8,705,353	2,041,767
Accrued interest	3,517,319	1,566,872
Deferred income	1,550,665	1,820,183
Total current liabilities	174,963,889	166,743,223

Long-Term Notes Payable	81,723,962	72,456,233

Minority Interest	13,362,939	9,717,529

Commitments and Contingencies (Notes 2, 15, 17, and 18)

Partners’ Capital (Deficit):
Limited partners’ capital (2,907.7 units issued and outstanding)	73,039,616	73,039,616
General partners’ capital	100,000	100,000
Undistributed losses—
Accumulated during development stage	(48,704,525)	(48,704,525)
Operations	(92,067,478)	(65,407,818)
Total partners’ capital (deficit)	(67,632,387)	(40,972,727)
	$202,418,403	$207,944,258

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

Consolidated Statements of Revenues and Expenses

December 31, 2001, 2000 and 1999

	2001	2000	1999
Revenues:
Service revenues	$112,025,407	$79,906,400	$4,950,769
Handset and accessories sales	11,710,520	12,104,805	2,357,790
	123,735,927	92,011,205	7,308,559
Operating Cost and Expenses:
Cost of handsets and accessories	32,583,589	32,309,660	4,430,637
Interconnection expense	3,478,164	3,612,688	444,285
Sales and dealers commissions	8,079,290	6,624,149	1,646,827
Salaries and benefits	13,884,281	10,747,715	5,128,280
Advertising expense	10,343,116	8,471,116	3,809,056
Legal and professional services	12,307,559	5,928,431	2,144,349
Depreciation and amortization	17,631,238	20,458,500	2,957,683
Provision for doubtful accounts	10,585,296	17,716,025	625,000
Rent expense	7,976,654	7,415,356	1,824,026
Taxes, other than income	3,089,172	6,295,122	199,491
Other expenses	9,361,652	6,626,546	1,739,861
Management fee to General Partner	138,927	129,685	142,108
Services rendered by related parties	7,481,362	7,062,610	2,980,718
	136,940,300	133,397,603	28,072,321

Gain on sale of Visalia-Porterville license	(4,814,337)	—	—

Loss from Operations	(8,390,036)	(41,386,398)	(20,763,762)

Other Income (Expense):
Interest income	548,002	490,309	832,006
Interest expense	(20,172,216)	(11,141,769)	(2,263,002)

	(19,624,214)	(10,651,460)	(1,430,996)

Loss before Minority Interest	(28,014,250)	(52,037,858)	(22,194,758)

Minority Interest	1,354,590	282,471	—

Net Loss	$(26,659,660)	$(51,755,387)	$(22,194,758)
Net Loss Attributable to General Partner	$(6,664,915)	$(12,938,847)	$(5,548,689)
Net Loss Attributable to Limited Partners	$(19,994,745)	$(38,816,540)	$(16,646,069)

Net Loss Per Unit Attributable to Limited Partners	$(6,876)	$(13,350)	$(5,725)

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

Consolidated Statements of Changes in Partners’ Capital (Deficit)

December 31, 2001, 2000 and 1999

	Limited Partners		General Partner
	Units	Amount		Total
Balance (deficit) at December 31, 1998	2,830.7	$40,853,352	$(9,940,550)	$30,912,802

Capital invested in 1999	77.0	2,064,616	—	2,064,616
Net loss	—	(16,646,069)	(5,548,689)	(22,194,758)

Balance (deficit) at December 31, 1999	2,907.7	26,271,899	(15,489,239)	10,782,660

Net loss	—	(38,816,540)	(12,938,847)	(51,755,387)

Balance (deficit) at December 31, 2000	2,907.7	(12,544,641)	(28,428,086)	(40,972,727)

Net loss	—	(19,994,745)	(6,664,915)	(26,659,660)

Balance (deficit) at December 31, 2001	2,907.7	$(32,539,386)	$(35,093,001)	$(67,632,387)

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

Consolidated Statements of Cash Flows

December 31, 2001 and 2000

	2001	2000	1999
Cash Flows from Operating Activities:
Net loss	$(26,659,660)	$(51,755,387)	$(22,194,758)
Adjustments to reconcile net loss for the period to net cash provided by (used in) operating activities—
Depreciation and amortization	17,631,238	20,458,500	2,957,683
Provision for doubtful accounts	10,585,296	17,716,025	625,000
Minority interest	(1,354,590)	(282,471)	—
Gain from sale of Visalia-Porterville license	(4,814,337)	—	—
Proceeds from sale of Visalia-Porterville license	9,500,000	—	—
Increase in accounts receivable	(9,635,513)	(33,540,727)	(2,236,043)
Increase in accounts receivable due from officer	(102,000)	—	—
Increase in insurance claims receivable	(240,039)	(1,256,285)	—
Decrease (increase) in inventories	2,671,910	(3,775,341)	(9,201,823)
Decrease (increase) in prepaid expenses	922,640	(325,919)	(300,296)
Increase (decrease) in accounts payable and accrued liabilities	344,453	(9,801,255)	13,702,490
Increase (decrease) in accounts payable to related parties	6,663,586	(773,535)	2,402,762
Increase in accrued interest	4,175,492	2,120,604	1,038,732
(Decrease) increase in deferred income	(269,518)	1,377,030	443,153

Total adjustments	36,078,618	(8,083,374)	9,431,658

Net cash provided by (used in) operating activities	9,418,958	(59,838,761)	(12,763,100)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(8,207,046)	(15,500,122)	(3,486,128)
Increase in license cost	—	—	(2,494,495)

Net cash used in investing activities	(8,207,046)	(15,500,122)	(5,980,623)

Cash Flows from Financing Activities:
Capital investment by partners	—	—	1,083,616
Capital contribution from minority interest	5,000,000	10,000,000	—
Proceeds from issuance of Bridge Loan Facility	—	60,000,000	—
Proceeds from issuance of notes payable to TLD	4,990,000	39,980,000	19,960,000
Payment of note payable to Lucent	(8,298,808)	—	—
Payment of note payable to Alcatel	(2,000,000)	—	—
Payment of notes payable to TLD	—	(30,000,000)	—
Financing costs paid	—	(1,848,624)	—

Net cash (used in) provided by financing activities	(308,808)	78,131,376	21,043,616

Net Increase in Cash and Cash Equivalents	903,104	2,792,493	2,299,893

Cash and Cash Equivalents, beginning of period	9,338,798	6,546,305	4,246,412

Cash and Cash Equivalents, end of period	$10,241,902	$9,338,798	$6,546,305

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

1.                   Reporting Entity:

ClearComm, L.P. (the “Partnership”) is a limited partnership organized on January 24, 1995 under the laws of the State of Delaware.  The Partnership was formed to file applications with the Federal Communications Commission (“FCC”) under personal communications service (“PCS”) frequency Block C, originally restricted to minorities, small businesses and designated entities, to become a provider of broadband PCS.  The Partnership will terminate on December 31, 2005, or earlier upon the occurrence of certain specified events as detailed in the Partnership Agreement.

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

On January 22, 1997, the Partnership was granted the PCS Block C licenses for Puerto Rico and certain cities in California.

On February 4, 1999, the Partnership entered into a joint venture agreement (“the Joint Venture Agreement”) with Telefónica Larga Distancia De Puerto Rico, Inc. (“TLD”) to jointly develop and operate certain PCS licenses in Puerto Rico.  Among the most important provisions of the Joint Venture Agreement are the following:

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

•                                                            Once certain regulatory and other requirements are met, the Promissory Note will be converted to NewComm’s common stock representing approximately 49.9% of NewComm’s equity at the time of the exchange.  On March 12, 2002, the Partnership agreed to sell 0.2% of its shares in NewComm to bring TLD’s ownership to 50.1% subject to a third party valuation of NewComm’s stock and approval by the FCC.

•                                                            NewComm and TLD entered into certain management and technology transfer agreements.

In September 1999, NewComm commenced providing PCS services in Puerto Rico.

                On August 28, 2000, the Partnership entered into a Purchase and Sale Agreement with Leap Wireless International (“Leap Wireless”), pursuant to which the Partnership sold the Visalia, California license to Leap Wireless in exchange for a $9,500,000 cash payment.  The transaction closed on June 8, 2001.

NewComm received an aggregate equity investment of $15,000,000 ($5 million in 2001 and $10 million in 2000) from Syndicated Communications Venture Partners IV, L.P. (Syncom), a third party, in exchange for a 4.92% ownership in NewComm.  Syncon is committed to contribute up to $25 million to NewComm in exchange for a 8.2% ownership.

The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned subsidiary, NewComm.  All significant intercompany accounts and transactions have been eliminated in consolidation.

2.                    Financing Requirements:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Partnership commenced operations in September 1999 and has incurred operating losses ($13.2 million in 2001, $41.4 million in 2000 and $20.8 million in 1999).  It also has working capital and partners’ deficit of $133.2 million and $67.6 million, respectively, as of December 31, 2001.  The Partnership is likely to continue incurring losses until such time as its subscriber base generates revenue in excess of the Partnership’s expenses.  Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by means other than its revenues.

As part of the agreement with TLD, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that requires Lucent to build a network that uses Code Division Multiple Access (“CDMA”) protocol.  NewComm has incurred approximate $125 million in the construction of the network.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61 million of the total amount of network construction payable, at the time, under a formal financing agreement.  The financing agreement was restructured as a Promissory Note on September 26, 2001, with a principal sum of approximately $60.5 million plus interest, due March 15, 2002.  The interest rate on the Promissory Note is 14%, which increases to 16% if the Note was not satisfied by March 15, 2002.  NewComm anticipates that the Promissory Note will be restructured to provide that repayment will be due on June 30, 2002 and bear interest at a rate of 8%, but no definitive agreement has yet been signed.  As of December 31, 2001 and 2000, $60.5 million and $61.0 million, respectively, are outstanding under this financing agreement (refer to Note 9).

Alcatel USA International Marketing, Inc. (“Alcatel”) was contracted to build part of the CDMA network.  By December 18, 2001, NewComm owed Alcatel for outstanding invoices, payables, and past due interest totaling $14,361,732.  On December 18, 2001, NewComm and Alcatel entered into a Promissory Agreement and Note for said amount at interest rate of 14%, and a maturity date of March 25, 2002. This Promissory Agreement and Note was amended with an extension of payment until November 25, 2002.  It was also agreed that with a payment of $6,000,000 expected to be made by May 25, 2002 the interest rate will be decreased to 8% annually.

During November 2000, NewComm entered into a $60 million bridge loan agreement (the Bridge Loan Facility) with ABN-AMRO and BBVA with interest at 1.5% over 90-day LIBOR, which expired on March 15, 2001, and was extended until June 22, 2001, with interest at 2.50% over 90-day LIBOR.  The Bridge Loan Facility was then extended until March 17, 2002, with interest at .75% over 90-day LIBOR.  The Bridge Loan Facility is now guaranteed by TISA, and its maturity date has been extended to May 31, 2002.  As part of this arrangement ClearComm agreed to pay an annual fee of 2.5% for one half of this guarantee (or $30 million), or provide an equivalent cash collateral to the Banks during the first 90 days.  If the Partnership did not collaterize its share after the foregoing 90-day period, the fee would increase to 4.5%.  On November 26, 2001, the Partnership was prepared to provide a cash collateral amount of $28 million, and the non-collaterized amount was reduced to $2 million.  Thus, the fee for the guarantee for the year ended December 31, 2001 amounted to approximately $453,000.  The guarantee period ends with the closing of the permanent financing (Project Finance Facility) which is expected to be in place by June 30, 2002.  The Project Finance Facility will require that the Partnership, by means of Syncom and Fleet, and TLD, to contribute approximately $55 million total (or $27.5 million each) to NewComm in equity and convertible debt, respectively.  As part of this commitment, during the first six months of 2001, Syncom and TLD each contributed an additional $5 million to NewComm in the form of equity and convertible debt, respectively, for a total of $15 million each. (refer to Note 11).

Each of the Partnership’s C-Block licenses is subject to an FCC requirement that the Partnership construct network facilities that offer coverage to at least one-third of the population in the market covered by such license within five years following the grant of the applicable license and to at least two-thirds of the population within ten years following the grant.  Although the Partnership’s build-out plan calls for it to exceed these minimum requirements, failure to comply with these requirements could result in the revocation of the related licenses or the imposition of fines on the Partnership by the FCC.  The Partnership has complied with the build out requirements in Puerto Rico and for the California Licenses.

Management believes that the Partnership has complied with all the requirements for obtaining the permanent financing arrangements discussed above and believes that cash and cash equivalents on hand, anticipated growth in revenues, vendor financing and the permanent financing will be adequate to fund its operations, at a minimum, through the end of 2002.  However, in the absence of improved operating results and cash flows, and the closing of its contemplated Project Finance Facility, the Partnership may face liquidity problems to fund its operations and meet its obligations.  As a result of these matters, substantial doubt exists about the Partnership’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.                   Summary of Significant Accounting Policies:

The following summarizes the most significant accounting policies followed in the preparation of the accompanying consolidated financial statements:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates include the allowance for doubtful accounts,  insurance claims receivable, the valuation of inventories, and the fair value of long-lived assets.  A significant assumption that impacts the carrying value of assets and liabilities is that the Partnership will continue as a going concern (refer to Note 2).

Basis of Accounting and Fiscal Year

The Partnership’s records are maintained on the accrual basis of accounting for financial reporting and tax purposes.  The fiscal year of the Partnership ends on December 31.

Cash Equivalents

The Partnership considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash equivalents at December 31, 2001 and 2000, consist of money market funds of approximately $9,720,000 and $5,055,000, respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts provides for estimated losses on accounts receivable.  The allowance is established based upon a review of the aggregate accounts, loss experience, economic condition and other pertinent factors.  Account losses are charged and recoveries are credited to the allowance for doubtful accounts.

Inventories

The Partnership maintains inventories for resale of wireless handsets and accessories to subscribers.  Inventories are recorded at the lower of average cost (which approximates first-in, first-out) or market (which approximates replacement cost from suppliers).  As inducement to obtain new customers the Partnership may sell handsets to customers for a price that is less than cost.  The loss on such sales is recognized at the time of sale.  Handsets for rental are transferred to property and equipment at book value at the time these are rented.

Deferred Financing Costs

Financing costs incurred in connection with the Bridge Loan Facility have been deferred to be amortized throughout the term of the short-term financing or, for amounts agreed with the financial institutions to be credited to permanent financing costs, throughout the term of the permanent financing.

PCS Licenses

PCS licenses are recorded at cost.  The Puerto Rico PCS licenses are being amortized over their estimated life of twenty years.  The California PCS licenses (the “California Licenses”), which are in use effective January 2002, will be amortized over their estimated life of twenty years.  The Partnership capitalized the interest related to the debt pertaining to the Puerto Rico PCS licenses during the development stage, which amounted to $12,174,000.  However, such capitalization was discontinued in September 1999 when NewComm started commercial operations.  The licenses expire in January 2007 unless renewed.  However, FCC rules provide for renewal expectancy provisions.  The Partnership expects to exercise the renewal provisions.

On August 28, 2001, the Partnership entered into a Purchase and Sale Agreement with Leap Wireless International (“Leap Wireless”), pursuant to which the Partnership sold the Visalia-Porterville license to Leap Wireless in exchange for $9,500,000 cash payment, resulting in a gain of $4,814,337.  This sale was approved by the FCC and closed on June 8, 2001.

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

Accounting for Impairment of Long-lived Assets

The Partnership continually evaluates its long-lived assets to determine whether current events and circumstances warrant adjustment to the carrying values or amortization periods.  The Partnership measures impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition must be made.  If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.  The impairment loss, if any, is determined based on projected discounted future operating cash flows using a discount rate reflecting the Partnership’s average cost of funds.  No impairment loss was recognized during 2001, 2000 and 1999.

Revenue Recognition

The Partnership earns revenues by providing postpaid and prepaid PCS service to local subscribers, as well as from sales of PCS equipment and accessories to subscribers.  Sale of handsets and accessories are recognized upon shipment or point-of-sale.  Up to May 2001, revenues were also earned from rental of handsets and were billed and recognized on a monthly basis.

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

Income Taxes

In accounting for income taxes the Partnership uses the asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  A valuation allowance is recognized for any deferred tax asset for which, based on management’ s evaluation, it is more likely than not (a likelihood of more than 50%) that some portion or all the deferred tax asset will not be realized.

Net Loss Per Limited Partnership Unit

Net loss per limited partnership unit is computed by dividing net loss for the period by the weighted-average number of limited partnership units outstanding during the period which were 2,907.7 in 2001 and 2000 and 2,830.7 in 1999.

Fair Value of Financial Instruments

The carrying amounts of the Partnership’s financial instruments, excluding notes payable and the bridge loan facility, (cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities) are considered reasonable estimates of fair value due to the short period to maturity.

Management believes, based on current interest rates, that the fair value of its notes payable and bridge loan facility approximates the carrying amount.

Other Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective for the Partnership on January 1, 2002).  SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions.  SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Partnership applied SFAS No. 142 on January 1, 2002.  Since the Partnership does not have any goodwill, the implementation of SFAS No. 142 did not have a material impact on the Partnership’s consolidated results of operations or financial position.

SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued June 2001.  SFAS No. 143 addresses accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement is effective for fiscal years beginning after June 15, 2002.  It is the opinion of management that the implementation of SFAS No. 143 is not expected to have a material impact on the Partnership’s consolidated results of operations or financial position.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued August 2001.  SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets by requiring that one accounting model be used for assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to included more disposal transactions.  This statement is effective for fiscal years beginning after December 15, 2001.  It is the opinion of management that the implementation of SFAS No. 144 is not expected to have a material impact on the Partnership’s results of operations or financial position.

4.                   Allowance for Doubtful Accounts:

The activity for the allowance for doubtful accounts at December 31, follows:

	2001	2000	1999
Balance at beginning of year	$18,341,025	$625,000	$—
Provision for doubtful accounts	10,585,296	17,716,025	625,000
Accounts receivable written-off, net	(10,521,751)	—	—

Balance at end of year	$18,404,570	$18,341,025	$625,000

5.                   Insurance Claims Receivable:

The Partnership provides its customers with optional insurance coverage for damage, theft or loss of handset equipment sold.  Insurance coverage to the Partnership is provided by a third party insurance company.  During 2000, the Partnership filed claims aggregating approximately $4,000,000 with the insurance company.  There is a dispute between the Partnership and the insurance company in relation to coverage for certain losses.  Accordingly, the Partnership has recorded an insurance claim receivable of approximately $1,496,000 as of December 31, 2001, which mostly represents the portion of the claims the insurance company has offered to pay.  During 2001, NewComm filed a lawsuit against the insurance company demanding payment of these claims.  (Refer to Note 17)

6.                   Inventories:

Inventories at December 31, consist of:

	2001	2000
Handsets	$9,172,681	$12,418,439
Accessories and other	1,132,573	558,725

	$10,305,254	$12,977,164

7.                   PCS Licenses:

At December 31, PCS licenses consist of:

	2001	2000

PCS licenses in use	$52,696,294	$52,696,294
Accumulated amortization	(5,945,846)	(3,311,031)
	46,750,448	49,385,263
PCS licenses in use effective January 2002	10,767,525	15,453,189
	$57,517,973	$64,838,452

On August 28, 2001, the Partnership entered into a Purchase and Sale Agreement with Leap Wireless International (“Leap Wireless”), pursuant to which the Partnership sold the Visalia-Porterville license to Leap Wireless in exchange for $9,500,000 cash payment, resulting in a gain of $4,814,337.  This sale was approved by the FCC and closed on June 8, 2001.

8.                   Property and Equipment:

At December 31, property and equipment consist of

	Estimated Life (years)	2001	2000
Network infrastructure equipment	10	$106,982,181	$88,929,914
Leasehold improvements	5-10	4,373,540	3,706,389
Handsets rented to customers	1	—	7,941,943
Computer and office equipment	5	6,934,298	5,460,523
Vehicles	5	706,639	664,853
		118,996,658	106,703,622

Accumulated depreciation and amortization		(21,932,257)	(15,173,002)

		97,064,401	91,530,620

Network under construction		5,031,552	5,471,520

		$102,095,953	$97,002,140

Effective May 2000, NewComm discontinued the practice of renting handsets to customers.  By May 2001, these handsets were fully depreciated and were written-off books.

9.                   Note Payable to Lucent Technologies:

During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount due under the network construction payable, at the time, under a formal financing agreement.  The financing agreement was restructured as a Promissory Note on September 26, 2001, with a principal sum of $60.5 million plus interest, due March 15, 2002.  The interest rate on the Promissory Note is 14%, which increases to 16% if the Note is not satisfied by March 15, 2002.  NewComm anticipates that the Promissory Note will be restructured to provide that repayment will be due June 30, 2002 and bear interest at 8%, but no definitive agreement has yet been signed.  This lower interest had been agreed to with Lucent by means of Letter Agreement dated September 27, 2001, upon the signing of the Stock Purchase Agreement with TLD.  As of December 31, 2001, $60,531,697 is outstanding under this financing agreement.

10.            Note Payable to Alcatel and Promissory Agreement:

On December 18, 2001, NewComm had outstanding invoices, payables, and past due interest to Alcatel totaling $14,361,732.  On that day, NewComm and Alcatel entered into a Promissory Agreement and Note for said amount at an interest rate of 14%, and a maturity date of March 25, 2002.  This Promissory Agreement and Note was amended with an extension of payment until November 25, 2002.  It was also agreed that upon a $6,000,000 payment expected to be made by May 25, 2002, the interest rate will be decreased to 8% annually.  The remaining balance is due on November 25, 2002.

11.            Bridge Loan Facility:

During November 2000, NewComm entered into a $60 million bridge loan agreement (the Bridge Loan Facility) with ABN-AMRO and BBVA (the “Bank”) with interest at 1.5% over 90-day LIBOR, which expired on March 15, 2001, and was extended until June 22, 2001, with interest at 2.50% over 90-day LIBOR.  The Bridge Loan Facility was then extended until March 17, 2002, with interest at .75% over 90-day LIBOR.  The Bridge Loan Facility is now guaranteed by Telefónica Internacional, S.A. (“TISA”), and its maturity date has been extended to May 31, 2002.   As part of this arrangement ClearComm agreed to pay an annual fee of 2.5% for one half of this guarantee ($30 million), or provide an equivalent cash collateral to the Banks during the first 90 days.  If the Partnership did not collaterize its share after the foregoing 90-day period, the fee would increase to 4.5%.  On November 26, 2001, the Partnership was prepared to provide cash collateral amounting to $28 million, and the non-collaterized amount was reduced to $2 million.  Thus, the fee for the guarantee for the year ended December 31, 2001 amounted to approximately $453,000.  The guarantee period ends with the closing of the Project Finance Facility, which is expected to be in place by June 30, 2002.  The Project Finance Facility will require the Partnership, by means of Syncom and Fleet Development Ventures, LLC (“Fleet”) and TLD, to contribute approximately $55 million total (or $27.5 million each) to NewComm in the form of equity and convertible debt, respectively.  As part of this commitment, Syncom and TLD have each contributed $15 million in the form of equity and convertible debt.  On March 2, 2002, the Partnership sold 4.08% of NewComm to a group of investors led by Fleet for $13 million.  Prior to June 30, 2002, the Partnership and TLD will contribute approximately $12.5 million each to NewComm in the form of equity and convertible debt, respectively, to close the Project Finance Facility.

12.            Accounts Payable and Accrued Liabilities:

At December 31, accounts payable and accrued liabilities consist of:

	2001	2000
Accounts payable-trade	$15,457,177	$19,766,575
Accounts payable-network construction costs	1,881,734	10,055,040
Other accounts payable and accrued liabilities	10,529,804	10,492,786
	$27,868,715	$40,314,401

13.  Long-Term Notes Payable:

Long-term notes payable consist of:

	2001	2000
FCC Notes	$41,633,640	$39,580,955
TLD notes	34,930,000	29,940,000
Accrued interest on TLD Promissory Note	5,160,322	2,935,278
	$81,723,962	$72,456,233

FCC Notes

On January 22, 1997, the Partnership was granted fifteen PCS Block C licenses by the Federal Communications Commission (“FCC”) for an aggregate $344,293,125.  A down payment, or 10% of the bid amount, was deducted by the FCC from the deposit held.

The remaining balance of $309,863,813 consisted of 10-year notes due to the FCC bearing interest at 6.5% and guaranteed by the licenses obtained.  In accordance with industry practice, the Partnership recorded the licenses and the related debt at a net present value of $210,143,476.  Based on the Partnership’s estimates of borrowing costs for debt similar to that issued by the FCC, the Partnership used a 13% discount rate.  At December 31, 1997, the notes payable to the FCC were presented net of a discount of approximately $93,007,000.

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

3.               Disaggregated the Puerto Rico PCS licenses.  As a result, the Partnership returned 15 MHz in licenses with an undiscounted cost of approximately $57,044,000 and the FCC forgave fifty percent of the related undiscounted debt or approximately $51,340,000.  A credit of approximately $2,282,000 resulting from this election was applied by the FCC to the interest accrued.

As a result of the elections made by the Partnership, the FCC forfeited approximately $10,990,000, which was charged to operations in 1998.

The remaining notes payable to the FCC are payable as follows:

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

On January 31, 2000, the Joint Venture Agreement was amended.  TLD provided NewComm a revolving line of credit of approximately $30,000,000 for working capital.  The amounts advanced under this line of credit bore interest at 3% over the LIBOR rate and are secured under the same terms of the Promissory Note of approximately $20 million.  During 2000, TLD advanced NewComm additional amounts bringing the total advances to $30,000,000.  The total balance outstanding, including principal and interest, amounting to $30,191,878, was repaid by NewComm on December 1, 2000, with the proceeds from the Bridge Loan Facility.

During November 2000, December 2000 and May 2001 TLD loaned and NewComm issued three convertible promissory notes for the principal amounts of $4,990,000 each.  The principal amounts of the promissory notes are each convertible into 29.34 shares of NewComm’s Class A Common Stock at any time prior to their respective maturity dates November 2, 2005, December 15, 2005 and May 1, 2006.

On March 12, 2002, the Partnership agreed to sell 0.2% of its shares in NewComm to TLD subject to the approval by the FCC and to a third party valuation of NewComm’s stock.  If the FCC approves, TLD would own 50.1% of NewComm.

At December 31, 2001, future principal installments due on the FCC and TLD notes payable are as follows:

Year	Amount

2002	$—
2003	8,645,478
2004	35,847,602
2005	22,140,373
2006	16,684,709
Thereafter	8,111,715
91,429,877
Less— Discount on FCC notes	(9,705,915)
$81,723,962

14.            Partners’ Capital:

At December 31, 2001 and 2000, the limited partners’ capital consisted of 2,907.7 units (consisting of 2,607.5 units and 1,501 one-fifth units) distributed among approximately 1,600 limited partners.

The Partnership Agreement provides that the Partnership may sell additional limited partnership interests after the initial offering to raise additional equity.  Cash flow received from normal operations of the Partnership which the General Partner, in its sole discretion, determines to distribute to the investors of the Partnership, will be distributed 75% to the limited partners and 25% to the General Partner.  The operating losses of the Partnership for federal income tax purposes will be allocated first to the partners as necessary to offset any profits previously allocated to them until each partner has cumulative losses equal to cumulative profits previously allocated to each partner, and second, 75% to the limited partners in accordance with the number of units held by each limited partner and 25% to the General Partner; provided, however, that any losses that would have the effect of causing or increasing a partner’s capital account deficit will be allocated first, pro rata to the other partners in accordance with their respective share of partnership distributions, and second, when such allocations can be made without increasing a partner’s capital account deficit, to the General Partner.

15.            Related Party Transactions:

The Partnership has incurred legal and consulting expenses paid to limited partners and members of the Board of Directors and shareholders of the General Partner amounting to approximately $360,000, $456,000 and $1,720,000 in 2001, 2000 and 1999, respectively.

The Partnership Agreement, as amended, provides for payment of a management fee to its General Partner, equal to the reasonable costs of operating the business of the Partnership, plus 10% of such aggregate amount, which fee shall be payable monthly, on the first day of each month during the year.  Expenses reimbursed include, but are not limited to, compensation costs and expenses related to the officers, directors, and employees in the performance of their duties. In connection with this agreement, the General Partner billed approximately $139,000, $130,000 and $142,000 in 2001, 2000 and 1999, respectively, for these services.

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

Also, NewComm entered into a services agreement with TLD, whereby TLD will provide support to NewComm in the areas of legal consultation, public relations, management information systems and general services.  The services agreement is on a year-to-year basis and requires monthly payments to TLD in the amount of approximately $116,000.

In addition, NewComm entered into a technology transfer agreement with Telefónica Internacional, S.A. (“TISA”), an affiliate of TLD, whereby TISA granted NewComm the right to use, during the term of this agreement, all patents, trademarks, processes, planning resources, models, designs and, in general, all other intellectual property belonging to TISA (collectively, the Technology), which is deemed necessary for the efficient operation and development of the business of NewComm.  NewComm shall pay TISA all costs incurred, directly, or indirectly by virtue of granting NewComm the right to utilize the Technology.  In consideration for the right to use the Technology, NewComm shall pay an annual fee (payable quarterly in arrears) equal to one percent (1%) of NewComm’s gross revenue as of the end of the previous year. NewComm shall be responsible for all taxes, withholdings or similar deductions due on the fee.  The initial term of this agreement is five years and is automatically renewable.

Atento de Puerto Rico, Inc., an affiliate of TLD, provides NewComm call center services, including customer service and others.  Services are charged based on arranged rates.

Total amounts charged by TLD and its affiliates during the years ended December 31, 2001, 2000 and 1999, for the above agreements and other charges amounted to approximately $7,152,000, $6,607,000 and $2,410,000, respectively.

16.            Income Tax:

The Partnership, as a limited partnership, is not subject to federal income tax and the tax effect of its activities flows-through to the partners.  The Partnership and NewComm, are treated as regular corporations and are subject to Puerto Rico income tax.

Taxable income to the General and Limited Partners differs from that reported in the statements of revenues and expenses mainly due to different treatment of operational expenses incurred since inception for tax and book purposes and due to NewComm’s losses.  The Partnership’s operating expenses were deferred for tax purposes.

The taxable loss for the partners is determined as follows:

	2001	2000	1999
Net loss per books	$(26,659,660)	$(51,755,387)	$(22,194,758)
Add:
Difference between tax and book basis of Visalia-Porterville license	(5,318,046)	—	—
NewComm’s losses	30,875,816	51,272,979	20,914,122
Taxable loss	$(1,101,890)	$(482,408)	$(1,280,636)

At December 31, 2001, NewComm has an operating loss carryforward amounting to approximately $94.8 million.  This loss is available to offset future Puerto Rico taxable income and expires at various date through 2008.  Due to the uncertainty surrounding the realization of the related deferred tax asset, the Partnership has provided a full valuation allowance against its otherwise recognizable deferred tax asset.

17.            Contingencies:

Sprint/Centennial

On September 21, 2001, Newcomm Wireless Services, Inc. d/b/a MoviStar (“MoviStar”) filed a Complaint and Motion and Memorandum of Law Requesting Temporary Restraining Order and Preliminary Injunction in the Federal District Court for the District of Puerto Rico, which alleged serious and unlawful interruptions, interferences and irreparable damages to MoviStar’s operations rising out of Sprint’s refusal to broadcast a SID for the Puerto Rico market that will not interfere with the services presently being offered by MoviStar to its subscribers.  During October 15th to 18th, 2001, the District Court held an evidentiary hearing related to the injunctive relief sought.  In its Opinion and Order of October 29, 2001, the District Court ordered Sprint to “immediately cease and desist from using SID 5142 and/or any other SID which similarly interferes with plaintiff’s operations in Puerto Rico.”

On October 30, 2001, Centennial filed a Motion of Intervention of Right in which it requested leave from the District Court to join the Sprint litigation.  Despite MoviStar’s opposition, the District Court granted Centennial’s motion on November 5, 2001.  Both Sprint and Centennial are currently appealing, in the First Circuit Court of Appeals, the injunctive relief granted by the District Court of Puerto Rico.  On April 6, 2002, the First Circuit Court of Appeals issued an order reversing the injunction release.  On or about April 20, 2002, MoviStar plans to file a Petition for a Re-Hearing.

PRAICO

This is a civil action for breach of contract and collection of moneys before the Superior Court of San Juan on September 17, 2001, wherein the NewComm is suing the Puerto Rican American Insurance Company (“PRAICO”) demanding the payment of claims made by NewComm under insurance policies issued by PRAICO.  NewComm attempts to recover four million dollars ($4,000,000) against PRAICO to recover from PRAICO under an insurance policy issued by that company to cover theft and damages of handsets sold to the public.  The four million dollar claim covers approximately four thousand (4,000) phones reported as either lost or stolen.  The complaint has been filed but no answer has been filed to date.  The parties are currently in negotiations for a settlement of the subject claim.  PRAICO has offered the sum of two million dollars ($2,000,000) as settlement.  NewComm has made a counteroffer of three point eight million dollars ($3,800,000).

Puerto Rico Telecommunications Regulatory Board

On January 31, 2002, NewComm Wireless Services, Inc. (“NewComm”) filed a Petition for Arbitration before the Puerto Rico Telecommunications Regulatory Board (“PRTRB”) whereby NewComm petitions PRTRB for arbitration of rates, terms and conditions for interconnection and related arrangements in conjunction with a revised interconnection agreement between NewComm and the Puerto Rico Telephone Company (“PRTC”).

Jaime L. Santiago

On February 22, 2002, MoviStar answered a complaint filed by Jaime Luis Santiago Cajigas alleging damages based on Law 44 of December 20, 1991, 1 L.P.R.A. § 501 et. seq., which is Puerto Rico’s Law Against Discrimination Based on Disability.  The plaintiff is also alleging damages under the Americans With Disabilities Act (ADA).  The damages alleged against all defendants amounts to $1,000,000.  The plaintiff is also claiming equitable remedies such as reinstatement to his former employment, with reasonable accommodation, costs and attorneys fees.  The next step for the parties is to initiate discovery in this case.  Once discovery is completed, MoviStar will be in a much better position to assess the case and provide more detailed information as to the possibilities of prevailing or opting for settlement.

Complaint

A complaint was filed against Movistar on December 7, 2001. It alleges discrimination based on national origin against the Plaintiff, who was allegedly terminated from his employment for being from the Dominican Republic. Additionally, it claims unjust termination. The Plaintiff requests $100,000 to compensate for his emotional damages, $6,000 for his alleged unjust dismissal and $10,000 as special damages for alleged unpaid compensation.

Movistar filed answer to the complaint on December 31, 2001. Therein they denied the allegations set forth in the complaint and plead as an affirmative defense, inter alia, that the Plaintiff was terminated, not for his national origin, but after it was discovered that he had lied in his employment application process when he furnished a resume to the Defendants where he claimed that he had earned a Bachelor in Science of Civil Engineering.

On January 23, 2002, MoviStar filed a Motion to Dismiss for the insufficiency of the process and the service of the process. On February 6, 2002, the court ordered the Plaintiff to show cause as to why the Motion to Dismiss should not be granted. The Plaintiff complied with the Court’s order and on February 19, 2002, filed a Motion in Compliance with the Order to Show Cause. The Court’s decision is still pending. In the meantime, the Court has scheduled a Status Conference to be held on April 26, 2002.

From time to time the Partnership is involved in litigation arising in the ordinary course of business, some of which is ongoing.  The General Partner does not believe that any litigation involving the Partnership will have a material adverse effect on the Partnership’s business or financial condition.

18.            Commitments:

The Partnership through NewComm is committed under various operating lease agreements for its office space and retail outlets, as well as various sites for communication equipment and towers under different terms and conditions.  Minimum future annual rental commitments at December 31, 2001, are as follows:

Year	Amount

2002	$5,730,000
2003	5,450,000
2004	3,900,000
2005	1,300,000
2006	162,000
Thereafter	—
$16,542,000

Rent expense for the years ended December 31, 2001, 2000 and 1999, was approximately $7,956,000, $7,415,000 and $1,825,000, respectively.

All PCS license holders are required to meet certain requirements imposed by the FCC relating to the provision of service in each license area. Block C license holders must provide coverage to one-third of the POPs in each license service area within five years of license grant and two-thirds of the POPs in each license service area within ten years of license grant.  These periods were rescheduled by the FCC to begin on June 8, 1998.  Failure to comply with the build-out requirements could subject the Partnership to license forfeiture or other penalties, and may have a material adverse effect on the financial condition of the Partnership.  The Partnership has complied with its build out requirements for the Puerto Rico Licenses, and the California Licenses.

19.            Supplementary Cash Flows Information:

Interest paid during the years ended December 31, 2001 and 2000 and 1999, were approximately $12,279,000, $5,526,000 and $3,700,000, respectively.

Non-cash investing and financing activities include the following:

•                                                            Network construction costs, not yet paid, financed through note payable to Lucent and Alcatel of approximately $73,322,000, $71,055,000 and $88,04,7000 in 2001, 2000 and 1999, respectively.

•                                                            Limited partners’ capital contribution not yet collected of $981,000 in 1999.

20.            Quarterly Financial Information (Unaudited):

Certain unaudited quarterly financial information for the years ended December 31, 2001, 2000 and 1999, follows:

	2001
	March	June	September	December

Revenues	$28,012,266	$33,519,358	$30,844,992	$31,359,311

Operating (loss) income	(8,449,654)	3,840,649	(56,794)	(3,724,237)

Net loss	(12,516,558)	(436,548)	(3,954,433)	(9,752,121)

Net loss attributable to General Partner	(3,129,139)	(109,137)	(988,608)	(2,438,030)

Net loss attributable to Limited Partners	(9,387,419)	(327,411)	(2,965,825)	(7,314,091)

	2000
	March	June	September	December

Revenues	$12,932,126	$22,013,267	$24,379,828	$32,685,984

Operating loss	(6,558,808)	(5,385,201)	(12,287,018)	(17,155,371)

Net loss	(8,113,277)	(7,398,716)	(15,100,686)	(21,142,708)

Net loss attributable to General Partner	(2,028,319)	(1,849,679)	(3,775,172)	(5,285,677)

Net loss attributable to Limited Partners	(6,084,958)	(5,549,037)	(11,325,514)	(15,857,031)

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

	1999
	March	June	September	December

Revenues	$—	$—	$387,171	$6,921,388

Operating loss	(758,515)	(2,208,697)	(6,264,887)	(11,531,663)

Net loss	(630,936)	(1,934,540)	(5,977,051)	(13,652,231)

Net loss attributable to General Partner	(157,734)	(483,635)	(1,494,263)	(3,413,057)

Net loss attributable to Limited Partners	(473,202)	(1,450,905)	(4,482,788)	(10,239,174)

Report of Independent Public Accountants

To the Board of Directors of

SuperTel Communications Corp.:

We have audited the accompanying balance sheets of SuperTel Communications Corp. as of December 31, 2001 and 2000, and the related statements of revenues and expenses and deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SuperTel Communications Corp. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

San Juan, Puerto Rico,

April 16, 2002.

Revenue Stamp Number

has been affixed to the original

copy of this report.

SuperTel Communications Corp.

Balance Sheets—December 31, 2001 and 2000

	2001	2000
Assets:
Cash	$3,707	$32,016
Accounts receivable from affiliated company	137,538	88,612
Prepaid income tax	2,760	2,760

Total assets	$144,005	$123,388

Liabilities:
Accounts payable	$37,731	$29,744

Contingencies (Note 7)

Stockholders’ Equity:
Preferred stock (Note 6)	—	—
Common stock, no par value, 100,000 shares authorized, issued and outstanding	1,000	1,000
Paid-in capital	148,746	148,746
Deficit	(43,472)	(56,102)

Total stockholders’ equity	106,274	93,644

	$144,005	$123,388

The accompanying notes are an integral part of these balance sheets.

SuperTel Communications Corp.

Statements of Revenues and Expenses and Deficit

For the Years Ended December 31, 2001 and 2000

	2001	2000
Revenues:
Management fees	$138,927	$129,685

Expenses:
Directors’ fees	117,194	117,500
Other general and administrative expenses	9,103	395

Total expenses	126,297	117,895

Income	12,630	11,790

Deficit, beginning of year	(56,102)	(67,892)

Deficit, end of year	$(43,472)	$(56,102)

The accompanying notes are an integral part of these statements.

SuperTel Communications Corp.

Statements of Cash Flows

For the Years Ended December 31, 2001 and 2000

	2001	2000
Cash Flows from Operating Activities:
Income	$12,630	$11,790
Adjustments to reconcile income to net cash (used in) provided by operating activities—
(Increase) decrease in accounts receivable from affiliated company	(48,926)	18,293
Increase in accounts payable	7,987	—
Total adjustments	(40,939)	18,293

Net cash (used in) provided by operating activities and net (decrease) increase in cash	(28,309)	30,083

Cash, beginning of year	32,016	1,933

Cash, end of year	$3,707	$32,016

The accompanying notes are an integral part of these statements.

SuperTel Communications Corp.

Notes to Financial Statements

December 31, 2001 and 2000

1.              Reporting Entity:

SuperTel Communications Corp. (the “Company” ) was organized on June 7, 1996 under the laws of the Commonwealth of Puerto Rico.  The Company was created to serve as general partner (the “General Partner”) of ClearComm, L.P. (the “Partnership”).

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

•                                                            On March 12, 2002, the Partnership agreed to sell 0.2% of its share in NewComm to bring TLD’s ownership to 50.1% subject to a third party valuation of NewComm’s stock and approval by the FCC.

•                                                            NewComm and TLD entered into certain management and technology transfer agreements.

In September 1999, NewComm commenced providing PCS services in Puerto Rico.

The Company is entitled to 25% of all distributions made by the Partnership.

Reference should be made to the Partnership agreement for complete description of its’ provisions.

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

Cash Equivalents

The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company had no cash equivalents as of December 31, 2001 and 2000.

Income Taxes

                In accounting for income taxes, the Company uses the asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  A valuation allowance is recognized for any deferred tax asset for which, based on management’s evaluation, it is more likely than not (a likelihood of more than 50%) that some portion of all the deferred tax asset will not be realized.

3.              Investment in Partnership:

Originally, the Company acquired its investment in the Partnership for $100,000.  Such investment was carried following the equity method and was written-down to zero in 1996.  As of December 31, 2001 and 2000, the Company’s share of the undistributed losses of the Partnership amounted to approximately $35,093,000 and $28,428,000, respectively.  The Company would have to first recover its share of the Partnership undistributed losses before it could pick-up its share of the Partnership’s gains.

4.              Related Party Transactions:

The partnership agreement with ClearComm, L. P., as amended, provides for payment of a management fee to its General Partner, equal to the reasonable costs of operating the business of the Partnership, plus 10% of such aggregate amount, which fee shall be payable monthly, on the first day of each month during the year.  Expenses reimbursed include, but are not limited to, compensation costs, and expenses related to officers, directors, and employees in the performance of their duties.  During 2001 and 2000, fees billed amounted to approximately $139,000 and $130,000, respectively.

All other related party transactions are advances from/to affiliated companies made in the ordinary course of business.

5.              Income Tax:

Under the provisions of the Puerto Rico Tax law, the realized loss on the investment in the Partnership is not deductible until it is finally determined that the investment is worthless for tax purposes.  No deferred tax asset has been recognized for this loss due to uncertainty as to its realization within the carryforward period.

6.              Preferred Stock:

The Company is authorized to issue 1,000 shares of restricted non-voting preferred stock without par value.  The preferred shares are divided into classes, from A to J with 100 shares each class and upon their issuance the Company has the option to redeem them at their issuance price plus accrued dividends.   At December 31, 2001, none of the preferred shares had been issued.

7.              Contingencies:

From time to time the Company or the Partnership is involved in litigation arising in the ordinary course of business, some of which is ongoing.  The General Partner does not believe that any litigation involving the Company or the Partnership will have a material adverse effect on the Company’s or the Partnership’s business or financial condition.

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

Fred H. Martinez, Director and Chairman of the Board, age 57, has been chairman of the board of trustees of the University of Puerto Rico from 1993 to 1999.  Mr. Martinez is co-managing partner of Puerto Rico’s third largest law firm.  During 1977 to 1979, Mr. Martinez was director of the Puerto Rico Income Tax Bureau, member of the Governor’s Economic Advisory Council, chairman, Committee on Section 936, Government of Puerto Rico, assistant secretary of the treasury, Internal Revenue, PR Treasury Department (1978- 1979), president, Tax Committee, PR Chamber of Commerce (1978-1979).  In 1993 he was chairman of the board of the Solid Wastes Management Authority, Government of PR.  Mr. Martinez has extensive experience in contract negotiations, corporate and tax law, and in directing major institutions.  He holds a B.S. in Economics from Villanova University (1967), an LL.B. (law) from the University of Puerto Rico (1971), and an LL.M (taxation) from Georgetown University (1972).

Javier O. Lamoso, President, age 37, has had extensive experience in the telecommunications industry and has been responsible for developing, negotiating and overseeing numerous strategic operational, economic and political aspects of the cellular telephone industry, including cell-site acquisition, environmental impacts, leasing contractual arrangements and inter-company relations with other operating telecommunications organizations, including interexchange carriers and local telephone companies.  Until 1994, Mr. Lamoso acted as counsel to the Puerto Rico Cable Operators Association in various matters which include the negotiation of rates and levies and the drafting of new legislation.  From 1986 to 1987 Mr. Lamoso held a non-legal position in the corporate finance department of Simpson, Thacher & Bartlett, and was involved with the 1987 successful external debt restructuring of Chile.  He holds a B.A. in Political Science/ Economics from Fordham University (1986), and a J.D. in law from the University of Puerto Rico (1990).

Gary H. Arizala, Director, age 63, is an entrepreneur and successful businessman.  Mr. Arizala has experience in the cellular telephone industry serving as chairman of United Cellular Associates from 1988 to the present and of Aikane Cellular from 1991 to the present.  In these capacities he directed the executive committee activities to oversee the development of the ME-3 RSA cellular telephone system which was successfully acquired by Telephone & Data Systems in early 1994.  In 1972 Mr. Arizala founded Alphabetland Preschool and Kindergarten, which he owns and operates.  Alphabetland provides high-quality child care and preschool education services to 350 to 400 families annually through four child care centers located on Oahu, Hawaii, and employs approximately 60 people.  From 1963 to 1971, Mr. Arizala was an assistant civil engineer with the State of California responsible for utilities relocation for the State Water Project.  His duties included negotiating plans and agreements with Southern California Edison, Southern California Gas, the United State Forest Service among other major private and public agencies.  He is on the Guardian Advisory Council of the National Federation of Independent Businesses Hawaii Chapter, and an active member of the Chamber of Commerce and Small Business Hawaii organizations.  Mr. Arizala holds a B.S. in Civil Engineering from the University of Hawaii (1963).

Margaret W. Minnich, Director, age 47, has held management and supervisory positions in finance and accounting over a 20-year period in the non-profit, manufacturing and public accounting field.  In the past, she has been a member of the board of several privately-held companies and a private foundation.  From 1992 to the present, she has worked for The California Wellness Foundation and since December 1997 is serving as Treasurer and Chief Financial Officer, and is responsible for all financial reporting, accounting, budgeting and tax functions including investment performance and asset allocation review of a $900 million investment portfolio, and managing cash flow for an annual budget exceeding $45 million.  From 1984 through 1990, Ms. Minnich held several key positions with MICOM Communications Corporation, including manager of financial planning where she directed all accounting and financial functions.  From 1981 to 1984, Ms. Minnich was a senior accountant with Ernst & Young, Los Angeles, specializing in electronics, aerospace and heavy industry fields.  Ms. Minnich is a member of the California Society of Certified Public Accountants and Southern California Association for Philanthropy.  She holds a B.A. in Philosophy from the University of Southern California (1978) and an MBA in accounting from USC (1981).

Lawrence Odell, Director and Secretary, age 53, is the co-managing partner of Puerto Rico’s third largest law firm with substantial expertise in the fields of corporate finance, administrative law, securities and banking.  He is a member of the Trial Lawyers Association of America, served as a member of the Inter-American Law Review from 1973 to 1974, and has written for that publication in the past.  He holds a B.A. (1971) and a J.D. (1974) from the Inter-American University of Puerto Rico, and an LL.M. in labor law from New York University (1975).  Mr. Odell has served in the capacity of secretary for several major corporations, including Buenos Aires Embotelladora, S.A. (BAESA).

James T. Perry, Director, age 69, is a successful entrepreneur and businessman with substantial experience in the real estate and retail foods industries. Since 1993, Mr. Perry has purchased and sold a two-way radio license, and has been involved in several wireless communication partnerships.  From 1987 to 1993, he has been general partner of Telenode Rincon, the original owner and developer of the RSA cellular telephone system for PR-1, which was successfully acquired by Cellular Communications, Inc., as well as managing other cellular telephone and telecommunications holdings.  From 1959 to 1975, Mr. Perry was the president and/or owner of several successful licensed real estate firms including United Realty Group, Milwaukee, the largest black-owned real estate firm in Wisconsin, and Perry and Sherard Realty, Milwaukee, which specialized in rehabilitating and selling between 75 to 100 properties per year utilizing a staff of approximately 30 people.  From 1975 to 1992, Mr. Perry owned and operated a McDonald’s franchise in Saint Louis, Missouri, and was responsible for all operations of this successful business. Mr. Perry served in the U.S. Army in Korea, and has taken extensive courses in the fields of general business and real estate.  From 1988 to 1992 he was vice president of the Ronald McDonald Children’s Charities, and from 1980 to 1984 he served as a member of the McDonald’s Advertising Committee.  His memberships include the board of directors of the Skinker DeBaliviere Business Association, Hamilton Community Schools, Saint Louis, and the admissions committee of the Milwaukee Board of Realtors.  He is a past president of the Urban Brokers Association, and a director of the Multiple Listing Service.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon review of Forms 3, 4 and 5 and any amendments thereto furnished to the Registrant pursuant to Rule 16a-3(e) of the Rules of the Securities and Exchange Commission, the Registrant is not aware of any failure of any officer or director of the General Partner or beneficial owner of more than ten percent of the Units to timely file with the Securities and Exchange Commission any Form 3, 4 or 5 relating to the Registrant for 2001.

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership is managed by the General Partner’s Board of Directors and executive officers of the General Partner.  The Partnership reimburses the General Partner for all reasonable expenses incurred by it in connection with managing the Partnership, including salaries and expenses of the General Partner’s employees who manage the Partnership.

The following Summary Compensation Table sets forth certain information concerning the cash and non-cash compensation earned by or awarded to the chief executive officer of the Partnership’s General Partner.  Other than the chief executive officer, no executive officer of the General Partner received compensation of $100,000 or more in 2001.

SUMMARY COMPENSATION TABLE

	Annual Compensation					Long-Term Compensation Awards
Name & Principal Position	Fiscal Year	Salary($)	Bonus($)	Other Annual Compensation ($)		Securities Underlying Options/SAR’s	All Other Compensations ($)
Javier Lamoso, President	2001	$75,200	$0	$122,500	(1)	0	$0
and Director	2000	$75,200	$0	$72,500	(1)	0	$0
	1999	$75,000	$0	$18,750	(1)	0	$155,000	(2)

(1)          Consists of director’s fees for ClearComm and NewComm.

(2)          Consists of $155,000 paid in 1999 in connection with the termination of his employment agreement.

On August 30, 2001, the Partnership loaned $100,000 to Javier Lamoso.  Mr. Lamoso signed a promissory note whereby he promised to pay the $100,000 plus six percent (6%) annual interest rate, on the earlier of August 30, 2005 or on the date of termination of his employment with the Partnership.

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

The following table sets forth, as of December 31, 2001, information with respect to beneficial ownership of the Partnership’s Units by: (i) all persons known to the General Partner to be the beneficial owner of 5.0% or more thereof; (ii) each Director of the General Partner; (iii) each of the executive officers of the General Partner; and (iv) all executive officers and Directors as a group of the General Partner.  All persons listed have sole voting and investment power with respect to their Units unless otherwise indicated.

Name of Beneficial Owner	Units Beneficially Owned	Percentage Ownership
Fred H. Martinez(1)	4.4	*
Javier O. Lamoso(2)	1	*
Gary H. Arizala(3)	3.4	*
Margaret W. Minnich(4)	1	*
James T. Perry(5)	3.4	*
Lawrence Odell(6)	4.4	*
All executive officers and directors of the General Partner as a group (6 persons)	15.2	*

•                                                            * Less than 1.0%.

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

Management Fee

The Partnership Agreement provides that the General Partner is entitled to a management fee for all reasonable operating expenses, plus 10% of such expenses.  The total management fee for 2001 was approximately $139,000.  The management fee is paid on a monthly basis.

Other Relationships and Transactions

Mr. Martínez and Mr. Odell are partners of Martínez, Odell & Calabria, a law firm, which provides legal services to the General Partner and the Partnership.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

(1) Financial Statements (See Item 8 hereof)

ClearComm, L.P.

Report of Independent Public Accountants — December 31, 2001 and 2000

Report of Independent Public Accountants — December 31, 1999

Consolidated Statements of Assets, Liabilities and Partners’ Capital (Deficit) - December 31, 2001 and 2000

Consolidated Statements of Revenues and Expenses - December 31, 2001, 2000 and 1999

Consolidated Statements of Changes in Partners’ Capital (Deficit) - December 31, 2001, 1999 and 1998

Consolidated Statements of Cash Flows - December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

SuperTel Communications Corp.

Report of Independent Public Accountants

Balance Sheets - December 31, 2001 and 2000

Statements of Revenues and Expenses and Deficit for the years ended December 31, 2001 and 2000

Statements of Cash Flows for the years ended December 31, 2001 and 2000

Notes to Financial Statements

(2) Financial Statement Schedules - None

(3) Exhibits- None

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of fiscal 2001.

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

Signature	Capacity in Which Signed	Date

/s/ Fred H. Martínez	Director and Chairman of the Board	April , 2002
Fred H. Martínez

/s/ Javier O. Lamoso	Director and President	April , 2002
Javier O. Lamoso

/s/ Gary H. Arizala	Director	April , 2002
Gary H. Arizala

/s/ Margaret W. Minnich	Director	April , 2002
Margaret W. Minnich

/s/ Lawrence Odell	Director	April , 2002
Lawrence Odell

/s/ James T. Perry	Director	April , 2002
James T. Perry