Form 10-Q
period 2002-03-31
CLEARCOMM L P
filed 2002-06-19
CIK 1013267

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes   ☒  No   ☐

ClearComm, L.P.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES
AND PARTNERS’ DEFICIT

	March 31,	December 31,
	2002	2001
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,038,090	$10,241,902
Accounts receivable, net of allowance for doubtful accounts of $17,083,935 and $18,341,025	17,934,801	19,099,986
Accounts receivable due from officer	329,087	102,000
Insurance claim receivable	1,496,680	1,496,324
Accounts receivable from related parties	—	—
Inventories	8,081,126	10,305,254
Prepaid expenses	1,423,717	652,279
Total current assets	49,303,501	41,897,745

DEFERRED FINANCING COSTS, net	—	906,731
PCS LICENSES, net	56,859,270	57,517,974
PROPERTY AND EQUIPMENT, net	100,776,638	102,095,953
	$206,939,409	$202,418,403
LIABILITIES AND PARTNER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$20,749,350	$27,868,716
Note payable to Lucent Technologies	60,531,697	60,531,697
Bridge Loan Facility	60,000,000	60,000,000
Accounts payable to related parties	9,899,359	8,705,353
Note Payable to Alcatel	13,198,386	12,790,140
Accrued interest	6,200,451	3,517,319
Deferred income	1,371,633	1,550,665
Total current liabilities	171,950,876	174,963,890
LONG-TERM NOTES PAYABLE	82,597,052	81,723,962
MINORITY INTEREST	13,080,770	13,362,939

PARTNER’S DEFICIT
Limited partners’ capital (2,907.7 units, issued and outstanding)	73,039,615	73,039,616
General partner’s capital	100,000	100,000
Undistributed losses—
Accumulated during development stage	(48,704,525)	(48,704,525)
Operations	(98,124,378)	(92,067,478)
Total partners’ deficit	(73,689,2890)	(67,632,388)
	$206,939,409	$202,418,403

The accompanying notes are integral part of these consolidated statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
(UNAUDITED)

	Three-Month Period Ended March 31
	2002	2001
Revenues:
Service revenues	$26,626,750	$25,030,382
Handset and accessories sales	1,353,611	2,981,884
	27,980,361	28,012,266

Operating Cost and Expenses:
Cost of handset and accessories	7,050,742	8,060,352
Interconnection expense	978,920	2,057,800
Sales and dealers commissions	1,468,300	1,759,593
Salaries and benefits	4,158,188	3,196,936
Advertising expense	1,651,170	2,317,299
Legal and professional services	2,494,392	2,941,118
Depreciation and amortization	3,947,728	5,682,180
Provision for doubtful accounts	3,480,728	3,968,722
Rent expense	1,474,505	2,054,225
Taxes other than income	380,859	1,620,847
Other expenses	654,292	2,493,546
Management fee to General Partner	32,000	32,000
Services rendered by related parties	1,543,849	277,302
Gain on sale of Visalia-Porterville license	—	—
	29,315,673	36,461,920

Loss from Operations	(1,335,312)	(8,449,654)

Other Income (Expense)
Interest income	115,531	184,686
Interest expense	(5,119,286)	(4,703,966)
	(5,003,755)	(4,519,280)

Net Loss before Minority Interest	(6,339,067)	(12,968,934)
Minority Interest	282,169	452,376
Net Loss	$(6,056,898)	$(12,516,558)

Net Loss Attributable to General Partner	$(1,514,224)	$(3,129,140)

Net Loss Attributable to Limited Partners	$(4,542,673)	$(9,387,419)

The accompanying notes are integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT
(Unaudited)

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2002

	Limited Partners		General
	Units	Amount	Partner	Total
Balance (deficit) at December 31, 2001	2,907.7	$(32,539,386)	(35,093,001)	(67,632,387)

Three-month period ended March 31, 2002
Net loss		(4,542,673)	(1,514,224)	(6,056,898)

Balance (deficit) at March 31, 2002	2,907.7	$(37,082,059)	(36,607,225)	(73,689,285)

The accompanying notes are integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three-Month Periods Ended
	March 31,	March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,056,898)	$(12,516,558)

Adjustments to reconcile net loss for the period to net cash used in operating activities
Depreciation and amortization	3,947,728	5,682,180
Provision for doubtful accounts	3,480,728	3,968,722
Minority interest	(282,169)	(452,376)
Gain from sale of Visalia-Porterville license	—
Increase in accounts receivable	(2,315,543)	(2,317,792)
Increase in accounts receivable due from officer	(227,087)	—
Increase in insurance claim receivable	(360)	—
Decrease (increase) in inventories	2,224,128	1,170,441
Decrease (increase) in prepaid expenses and deferred financing cost	135,293	(40,767)
(Decrease) increase in accounts payable and accrued liabilities	(7,119,365)	(800,989)
Increase in accounts payable to related parties	1,194,006	1,696,979
Increase in accrued interest	3,556,222	244,007
(Decrease) increase in deferred income	(179,032)	296,507
Total adjustments	4,414,549	9,446,912
Net cash provided by (used in) operating activities	(1,642,349)	(3,069,646)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,969,709)	(233,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Visalia-Porterville license	13,000,000	—
Capital contribution from minority interest	5,000,000
Proceeds from issuance of notes payable to TLD	—
Payment of Note Payable to Lucent	—
Payment of Note Payable to Alcatel	408,246	—
Net cash provided by financing activities	13,408,246	5,000,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,796,188	1,697,061

CASH AND CASH EQUIVALENTS, beginning of period	10,241,902	9,338,798

CASH AND CASH EQUIVALENTS, end of period	$20,038,090	$11,035,859

SUPPLEMENTAL CASH FLOWS INFORMATION:
Network construction costs financed through note payable to Lucent and accounts payable	$	$2,071,613
Accounts receivable written-off against the allowance for doubtful accounts	$	$3,718,949
Interest paid	$	$3,916,533

The accompanying notes are integral part of these consolidated financial statements.

CLEARCOMM, L.P.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                       BASIS OF PRESENTATION AND INTRODUCTION

                                                The unaudited interim consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Partnership’s financial position at March 31, 2002 and results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001.  The unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001.  Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

•         The new Sale Agreement provides that at any time after 14 months from the signing of the Stock Purchase Agreement with TLD, ClearComm (or TLD) may trigger a shareholder obligation to sell NewComm.  Within 30 days of a notice of sale, TLD (or ClearComm as the case may be) would have the right to purchase ClearComm’s (or TLD’s) interest.  The purchase price to be paid at that time would be based on a valuation performed by the investment banking firm that prepared the one under the Stock Purchase Agreement.  If TLD does not exercise its right to buy out ClearComm’s interest, the shareholders will be  bound to proceed with the sales process to attempt a sale of NewComm.  All shareholders are bound to cooperate and undertake all that is necessary in that effort.  Further, the shareholders are bound to accept the highest price proposed by an interested buyer, which price must be payable in cash or freely tradable securities, or a combination thereof, and which must be for a price not less than the valuation prepared by the investment banker.  Some additional points are that at the closing of the sale of NewComm the Management Agreement and the Technology Transfer Agreement held by TLD will terminate.  Also, no premium for controlling interest or discount for holding a minority interest in NewComm will apply.  The Sale Agreement shall continue in full force and effect even if the Stock Purchase Agreement with TLD, for whatever reason, does not close.

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

2.                                       FINANCING REQUIREMENTS

                                                The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Partnership commenced operations in September 1999 and has incurred operating losses amounting to $6,056,898 million for the three-month period ended March 31, 2002 and incurred operating losses of $12,516,558 million for the year ended March 31, 2001.  It also has working capital and partners’ capital deficits of $122,647,375 and $60,689,289 million, respectively, as of  March 31, 2002.  The Partnership is likely to continue incurring losses until such time as its subscriber base generates revenue in excess of the Partnership’s expenses.  Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by means other than its revenues.

                                                As part of the agreement with TLD, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that requires Lucent to build a network that uses the Code Division Multiple Access (“CDMA”) protocol.  It is expected that the total cost of this project will approximate $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount due under the contract under a formal financing agreement.  The financing agreement extends payments for an eight-month period (through June 2001) at an annual interest rate of 1.5% over 90-day LIBOR.  NewComm’s management and Lucent restructured this financing agreement, by means of a Promissory Note issued on September 26, 2001 for the principal sum of $60.5 million plus interest.  This Promissory Note was extended to June 30, 2002 at annual interest rate of 8%.

                                                During November 2000, NewComm entered into a $60 million bridge loan agreement (the “Bridge Loan Facility”) with ABN-AMRO and BBVA (the “Banks”) with interest at 1.5% over 90-day LIBOR, which expired on March 15, 2001, and was extended until March 13, 2002, with an interest rate at .75% over 90-day LIBOR.  The Bridge Loan is now guaranteed by Telefónica Internacional, S.A. (TISA), an affiliate of TLD.  The Maturity date was amended on Many 30, 2002 to September 30, 2002. ClearComm and TLD continue to work towards securing a permanent financing facility, which will require that the Partnership, through Syncom and TLD, to each contribute approximately $25 million in equity and convertible debt.  As part of this commitment, during the second half of 2000 and first half of 2001, Syncom and TLD have contributed $15 million in the form of equity and convertible debt.

                                                Each of the Partnership’s C-Block licenses is subject to a FCC requirement that the Partnership construct network facilities that offer coverage to at least one-third of the population in the market covered by such license within five years following the grant of the applicable license and to at least two-thirds of the population within ten years following the grant.  Although the Partnership’s build-out plan calls for it to exceed these minimum requirements, failure to comply with these requirements could result in the revocation of the related licenses or the imposition of fines on the Partnership by the FCC. The Partnership is in compliance with the FCC coverage requirements in Puerto Rico and the California Licenses.

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

3.                                       OTHER ACCOUNTING PRONOUNCEMENTS

                                                In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 (“SFAS 138”) which amends SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Partnership adopted SFAS 133 beginning January 1, 2001, but did not have any derivatives.

                                                In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

4.                                       LEGAL PROCEEDINGS

                                                The Partnership is subject to certain legal proceedings and an FCC proceeding, which were described in the Partnership’s Form 10-K for the year ended December 31, 2001.

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

On October 30, 2001, Centennial filed a Motion of Intervention of Right in which it requested leave from the District Court to join the Sprint litigation.  Despite MoviStar’s opposition, the District Court granted Centennial’s motion on November 5, 2001.  Both Sprint and Centennial are currently appealing, in the First Circuit Court of Appeals, the injunctive relief granted by the District Court of Puerto Rico.  On April 6, 2002, the First Circuit Court of Appeals issued an order reversing the injunction release.  On or about April 20, 2002, MoviStar filed a Petition for a Re-Hearing and the petition was denied.  However, MoviStar is continuing to pursue its damage claims.

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

From time to time the Partnership is involved in litigation arising from the ordinary course of business, some of which is ongoing.  The General Partner does not believe that any litigation involving the Partnership will have a material adverse effect on the Partnership’s business or financial condition

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

                                                The information contained in this Part I, Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the interim consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this Form 10-Q.

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

Results of Operations

                                                Three-month period ended March 31, 2002 compared with three-month period ended March 31, 2001.

Revenues

                                                The Partnership’s revenues for the three-month period ended March 31, 2002 totaled $27,980,361 as compared to $28,012,266 for the same period in 2001. Revenues for the three-month period ended March 31, 2002 included $26,626,750 in service revenues and $1,353,611 in handset and accessories sales generated from NewComm’s wireless operations, as compared to $25,030,382 and $2,981,884 respectively, for the same period in 2001.  The minor decrease in revenues is mainly due to lesser handset and accessories sales.

Expenses

                                                Expenses for the three-month period ended March 31, 2002 totaled $29,315,673 as compared to $36,461,920 for the same period in 2001.  During the first quarter of 2002, the Partnership’s expenses included $7,050,742 ($8,060,352 as of March 31, 2001) in costs of handset and accessories, $4,158,188 ($3,196,936 as of March 31, 2001) for salaries and benefits, $2,494,392 ($2,941,118 as of March 31, 2001) for legal and professional services, $3,947,728 ($5,682,180 as of  March 31, 2001) in depreciation and amortization, $3,480,728 ($3,968,722 as of  March 31, 2001) in provision for doubtful accounts, $8,818,105 ($12,335,310 as of  March 31, 2001) in interconnection, sales and dealers commissions, advertising, rent, taxes other than income, other expenses and management fee to General Partner, and $1,543,849 ($277,302 as of  March 31, 2001) for services rendered by related parties.

                The decrease in expenses of $6.7 million dollars is mainly due to a reduction in the cost of handset and accessories, interconnection expenses, depreciation and amortization and the provision for doubtful accounts. The reduction on the depreciation and amortization of approximately $3,947,828 million dollars as compared to $5,682,580 for the same period ended March 31, 2001 had a significant impact on the net loss for the quarter ended March 31, 2002.  In summary, the $6.6 million reduction of the third quarter net loss as compared to the March 31, 2001 is mainly due to an increase in service revenues of $1.6 million and a reduction of overall expenses of $6 million dollars. The reduction in expenses (taxes other than income) is due to a $1.3 million reversal of real estate property taxes accrued in current and prior periods based on discussions with the Puerto Rico property tax authorities.

                                                The increase in interest expense ($5,119,286 and $4,703,966 for the quarter ended March 31, 2002 and 2001, respectively) is attributable to the higher level of debt outstanding related to the FCC Note, TLD Promissory Note, Note Payable to Lucent and the Bridge Loan Facility.

Liquidity and Capital Resources

                                                As of March 31, 2002, the Partnership had cash and cash equivalents amounting to $20,038,090, which are mostly related to proceeds from the sale of the Visalia-Porterville, California, license in the second quarter, 2001, and the Fleet Transaction.

                                                As part of the agreement with TLD, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that requires Lucent to build a network that uses the Code Division Multiple Access (“CDMA”) protocol.  It is expected that the total cost will approximate $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount of network construction payable, at the time, under a formal financing agreement.  The financing agreement was restructured as a Promissory Note on September 26, 2001, with a principal sum of $60.5 million plus interest, due March 15, 2002.  The maturity date was extended to June 30, 2002 at annual interest rate of 8%.

                                                In addition, the Partnership owes the United States federal government approximately $51,339,555 (undiscounted) plus accrued interest at 6.5% in connection with the acquisition of its PCS licenses.  As of March 31, 2002, the notes payable to FCC are presented net of a discount.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                                                The Partnership’s exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks.  The Partnership invests cash balances in excess of operating requirements in short-term money market funds.  As of March 31, 2002, the Partnership had cash equivalents and short-term investments of approximately $20,038,090 consisting of cash and highly liquid, short-term investments in money market funds.

                                                The Partnership’s cash and cash equivalents will increase or decrease by an immaterial amount if market interest rates increase or decrease, and therefore, its exposure to interest rate changes has been immaterial.  The Partnership’s loans payable to the FCC have a fixed interest rate of 6.5% and therefore are not exposed to interest rate risks.  The TLD Note relating to indebtedness of NewComm bears interest at the floating rate of the 90-day LIBOR plus 1.5% and is due in March 2004.  The amounts owed to Lucent in connection with its build out of the Puerto Rico Network are now due on March 15, 2002 and bear interest at 14% per annum.  The maturity date of the Promissory Note is June 30, 2002.

PART II: OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Partnership is subject to certain legal proceedings and an FCC proceeding, which were described in the Partnership’s Form 10-K for the year ended December 31, 2001.

Sprint/Centennial

On September 21, 2001, Newcomm Wireless Services, Inc. d/b/a MoviStar (“MoviStar”) filed a Complaint and Motion and Memorandum of Law Requesting Temporary Restraining Order and Preliminary Injunction in the Federal District Court for the District of Puerto Rico, which alleged serious and unlawful interruptions, interferences and irreparable damages to MoviStar’s operations arising out of Sprint’s refusal to broadcast a SID for the Puerto Rico market that will not interfere with the services presently being offered by MoviStar to its subscribers.  During October 15th to 18th, 2001, the District Court held an evidentiary hearing related to the injunctive relief sought.  In its Opinion and Order of October 29, 2001, the District Court ordered Sprint to “immediately cease and desist from using SID 5142 and/or any other SID which similarly interferes with plaintiff’s operations in Puerto Rico.”

On October 30, 2001, Centennial filed a Motion of Intervention of Right in which it requested leave from the District Court to join the Sprint litigation.  Despite MoviStar’s opposition, the District Court granted Centennial’s motion on November 5, 2001.  Both Sprint and Centennial are currently appealing, in the First Circuit Court of Appeals, the injunctive relief granted by the District Court of Puerto Rico.  On April 6, 2002, the First Circuit Court of Appeals issued an order reversing the injunction release.  On or about April 20, 2002, MoviStar filed a Petition for a Re-Hearing and the petition was denied.  However, MoviStar is continuing to pursue its damage claims.

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

On January 23, 2002, MoviStar filed a Motion to Dismiss for the insufficiency of the process and the service of the process. On February 6, 2002, the court ordered the Plaintiff to show cause as to why our Motion to Dismiss should not be granted.  The Plaintiff complied with the Court’s order and on February 19, 2002, filed a Motion in Compliance with the Order to Show Cause. The Court’s decision is still pending.  A Status Conference was held on April 26, 2002.

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

ClearComm, L.P.

	By:	SuperTel Communications Corp.

Date: June 19, 2002		By: /s/ Javier O. Lamoso
Name: Javier O. Lamoso
Title: President