Form 10-Q
period 2002-06-30
CLEARCOMM L P
filed 2002-08-30
CIK 1013267

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes   ☒  No   ☐

ClearComm, L.P.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES
AND PARTNERS’ DEFICIT

	June 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,246,750	$10,241,902
Accounts receivable, net of allowance for doubtful accounts of $17,083,935 and $18,341,025	17,319,848	19,099,986
Accounts receivable due from officer	391,314	102,000
Insurance claim receivable	1,496,680	1,496,324
Investment in Emilio’s	238,266	—
Inventories	11,097,074	10,305,254
Prepaid expenses	1,769,469	652,279
Total current assets	49,559,401	41,897,745

DEFERRED FINANCING COSTS, net	—	906,731
PCS LICENSES, net	56,200,567	57,517,974
PROPERTY AND EQUIPMENT, net	98,949,158	102,095,953
	$204,709,126	$202,418,403
LIABILITIES AND PARTNER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$24,202,318	$27,868,716
Note payable to Lucent Technologies	60,531,697	60,531,697
Bridge Loan Facility	60,000,000	60,000,000
Accounts payable to related parties	9,774,448	8,705,353
Note Payable to Alcatel	7,436,029	12,790,140
Accrued interest	2,658,916	3,517,319
Deferred income	1,281,400	1,550,665
Total current liabilities	165,884,808	174,963,890
LONG-TERM NOTES PAYABLE	92,475,463	81,723,962
MINORITY INTEREST	12,760,072	13,362,939

PARTNER’S DEFICIT
Limited partners’ capital (2,907.7 units, issued and outstanding)	73,039,616	73,039,616
General partner’s capital	100,000	100,000
Undistributed losses—
Accumulated during development stage	(48,704,525)	(48,704,525)
Operations	(90,846,308)	(92,067,478)
Total partners’ deficit	(66,411,217)	(67,632,388)
	$204,709,126	$202,418,403

The accompanying notes are integral part of these consolidated statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
(UNAUDITED)

	Three-Month Periods Ended June 30		Six-Month Periods Ended June 30
	2002	2001	2002	2001
Revenues:
Service revenues	$25,443,665	$27,345,079	$52,070,415	$52,375,461
Handset and accessories sales	2,359,450	6,174,279	3,713,061	9,156,163

	27,803,115	33,519,358	55,783,476	61,531,624

Operating Cost and Expenses:
Cost of handset and accessories	5,381,502	9,700,493	12,432,244	17,760,845
Interconnection expense	2,001,828	400,316	2,980,748	2,458,116
Sales and dealers commissions	791,209	589,815	2,259,509	2,349,408
Salaries and benefits	3,177,705	3,123,051	7,335,893	6,319,987
Advertising expense	3,240,163	4,852,781	4,891,333	7,170,080
Legal and professional services	2,203,500	3,309,562	4,697,892	6,250,680
Depreciation and amortization	4,071,901	4,315,997	8,019,629	9,998,177
Provision for doubtful accounts	1,974,286	1,935,110	5,455,014	5,903,832
Rent expense	2,697,291	1,841,529	4,171,796	3,895,754
Taxes other than income	1,544,366	1,836,279	1,925,225	3,457,126
Other expenses	1,829,360	2,157,845	2,483,652	4,651,391
Management fee to General Partner	30,000	32,000	62,000	64,000
Services rendered by related parties	1,477,493	398,268	3,021,342	675,570
Gain on sale of Visalia-Porterville license	—	(4,814,337)	—	(4,814,337)
Gain on sale of NewComm’s Stock to Fleet			(12,569,784)
	30,420,604	29,678,709	47,166,489	66,140,629

Income (Loss) from Operations	(2,617,489)	3,840,649	8,616,983	(4,609,005)

Other Income (Expense)
Interest income	189,931	122,329	305,462	307,015
Interest expense	(3,615,072)	(4,653,842)	(8,734,358)	(9,357,808)

	(3,425,141)	(4,531,513)	(8,428,896)	(9,050,793)

Net Income (Loss) before Minority Interest	(6,042,630)	(690,864)	188,087	(13,659,798)
Minority Interest	750,914	254,316	1,033,083	706,692

Net Income (Loss)	$(5,291,716)	$(436,548)	$1,221,170	$(12,953,106)

Net Income (Loss) Attributable to General Partner	$(1,322,929)	$(109,137)	$305,292	$(3,238,277)

Net Income (Loss) Attributable to Limited Partners	$(3,968,787)	$(327,411)	$915,887	$(9,714,830)

The accompanying notes are integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT
(Unaudited)

FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2002

	Limited Partners		General
	Units	Amount	Partner	Total
Balance (deficit) at December 31, 2001	2,907.7	$(50,724,291)	(16,908,097)	(67,632,388)
Three-month period ended June 30, 2002
Net loss		915,878	305,293	1,221,171
Balance (deficit) at June 30, 2002	2,907.7	$(49,808,413)	(16,602,804)	(66,411,217)

The accompanying notes are integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six-Month Periods Ended
	June 30,	June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Income)	$1,221,170	$(12,953,106)

Adjustments to reconcile net (income) for the period to net cash used in operating activities
Depreciation and amortization	8,019,629	9,998,177
Provision for doubtful accounts	5,455,014	5,903,832
Minority interest	(1,033,083)	(706,692)
Gain from sale of Visalia-Porterville license	—	—
Increase in accounts receivable	(3,674,876)	(5,930,768)
Increase in accounts receivable due from officer	(289,314)	—
Increase in insurance claim receivable	(360)	(946,494)
Increase in inventories	(791,820)	(2,863,383)
Increase in prepaid expenses and deferred financing cost	(210,459)	(274,571)
(Decrease) increase in accounts payable and accrued liabilities	(3,666,397)	4,215,794
Increase in accounts payable to related parties	1,069,095	2,646,249
Increase (decrease) in accrued interest	(3,890,126)	1,785,588
(Decrease) increase in deferred incom	(269,265)	121,758
Total adjustments	718,038	13,949,490
Net cash provided by operating activities	1,939,208	996,384

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,555,427)	(4,841,232)
Gain on Sale of Stock to Fleet	(12,569,783)	—
Investment in Emilio’s	(238,266)	—
Net cash (used in) operating activities	(16,363,476)	(4,841,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Visalia-Porterville license	—	9,500,000
Proceeds from the sale Stock to NewComm	13,000,000	—
Capital contribution from minority interest	—	5,000,000
Proceeds from issuance of notes payable to TLD	13,783,225	4,990,000
Payment of Note Payable to Lucent	—	(8,298,808)
Payment of Note Payable to Alcatel	(5,354,111)
Net cash provided by financing activities	21,429,114	11,191,192

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,004,846	7,346,344

CASH AND CASH EQUIVALENTS, beginning of period	10,241,902	9,338,798

CASH AND CASH EQUIVALENTS, end of period	$17,246,750	$16,685,142

SUPPLEMENTAL CASH FLOWS INFORMATION:
Network construction costs financed through note payable to Lucent and accounts payable	$—	$10,132,389
Accounts receivable written-off against the allowance for doubtful accounts	$2,942,358	$3,718,949
Interest paid	$7,032,035	$6,307,071

The accompanying notes are integral part of these consolidated financial statements.

CLEARCOMM, L.P.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                       BASIS OF PRESENTATION AND INTRODUCTION

                The unaudited interim consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Partnership’s financial position at  June 30, 2002 and results of operations and cash flows for the three-month periods ended  June 30, 2002 and 2001.  The unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001.  Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

•                  Once certain regulatory and other requirements are met, the Promissory Note will be converted to NewComm’s common stock representing approximately 49.9% of NewComm’s equity at the time of the exchange.  Originally, TLD had the option to buy an additional .2%, which would have brought its ownership to 50.1%, subject to a third party valuation of NewComm’s stock and approval by the FCC.  On June 26, 2001, the Joint Venture Agreement was amended eliminating the TLD Option to buy the additional ..2%.  However, by means of a Stock Purchase Agreement dated as of March 12, 2002, and subject to certain conditions, the Partnership has agreed to sell an amount of shares equal to 0.2% of NewComm to TLD.

•                  The new Sale Agreement provides that at any time after 14 months from the signing of the Stock Purchase Agreement with TLD, that is, any time after May 2003, ClearComm (or TLD), as the case may be, may trigger a shareholder obligation to sell NewComm.  Within 30 days of a notice of sale, TLD (or ClearComm as the case may be) would have the right to purchase ClearComm’s (or TLD’s) interest.  The purchase price to be paid at that time would be based on a valuation performed by the investment banking firm that prepared the one under the Stock Purchase Agreement.  If TLD does not exercise its right to buy out ClearComm’s interest, the shareholders will be bound to proceed with the sales process to attempt a sale of NewComm.  All shareholders are bound to cooperate and undertake all that is necessary in that effort.  Further, the shareholders are bound to accept the highest price proposed by an interested buyer, which price must be payable in cash or freely tradable securities, or a combination thereof, and which must be for a price not less

•                  than the valuation prepared by the investment  banker.  Some additional points are that at the closing of the sale of NewComm the Management Agreement and the Technology Transfer Agreement held by TLD will terminate.  Also, no premium for controlling interest or discount for holding a minority interest in NewComm will apply.  The Sale Agreement shall continue in full force and effect even if the Stock Purchase Agreement with TLD, for whatever reason, does not close.

•                  NewComm and TLD entered into certain management and technology transfer agreements.

                In September 1999, NewComm commenced providing PCS services in Puerto Rico.

                In each of November 2000, December 2000, and March 2001, NewComm received $5,000,000, from Syndicated Communications Venture Partners IV, L.P. (Syncom), a third party, in exchange for approximately 4.92% ownership in NewComm. Syncom has committed to contribute up to $25 million to NewComm in exchange for an approximately 8.2% ownership interest in NewComm.

                On March 2, 2002, the Partnership sold approximately 4.08% of NewComm to a group of investors led by Fleet Development Ventures for $13 million.  The Partnership and TLD contributed approximately $9 million each to NewComm in the form of equity and convertible debt, respectively. The Partnership and TLD have committed an additional $7.5M each to close the Project Finance Facility.  The Partnership believes it has obtained sufficient funds, together with TLD, to provide NewComm with the capital necessary for the Project Finance Facility and to fully fund NewComm’s operations.

                On April 16, 2002, ClearComm, L.P. entered into a Shareholders’ Agreement to form a joint venture with eMilios International, L.L.C., a Florida Limited Liability Corporation, to promote and establish in Puerto Rico the eMilios concept.  The joint venture was formed under a Puerto Rico Corporation named Internet Surfing Stores of Puerto Rico, Inc. (“ISS”).  The Partnership owns 49% and eMilios International owns 51% of ISS.

                The eMilios concept involves internet communication galleries that are geared towards educating people in the use of computers and the internet, and acts as a communication and recreational center as well.  The broadband connectivity that is offered at eMilios allows the stores to efficiently offer internet communications and also access to a great variety of interactive content, such as cyber games, as well as software and tools for free lancers and small business entities.   The service is provided and collected with a proprietary smart card and software application.  The commitment of the Partnership to ISS is $1 Million and eMilios International has committed $500,000 in cash plus trade-name, systems, software, and technology know-how equivalent to $500,000.  The Partnership is responsible for the management and day-to-day operations of ISS.  ISS already has two (2) stores under construction and it expects to have a total of four (4) open by the first quarter of 2003.  The investment has the benefit of an exit mechanism.  At any time after 2003, ClearComm can force the acquisitions of its shares in ISS or the sale of the whole company.

2.             FINANCING REQUIREMENTS

                The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Partnership commenced operations in September 1999 and has realized a net income amounting to $1,221,174million for the six-month period ended June 30, 2002 and incurred operating losses of $12,953,106 million for the six month period ended June 30, 2001.  It also has working capital defining and partners’ capital deficits of $ 116.3 and $66.4 million, respectively, as of June 30, 2002.  The Partnership is likely to continue incurring losses until such time as its subscriber base generates revenue in excess of the Partnership’s expenses.  Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by means other than its revenues.

                As part of the agreement with TLD, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that requires Lucent to build a network that uses the Code Division Multiple Access (“CDMA”) protocol.  It is expected that the total cost of this project will approximate $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount due under the contract under a formal financing agreement.  The financing agreement extends payments for an eight-month period (through June 2001) at an annual interest rate of 1.5% over 90-day LIBOR.  NewComm’s management and Lucent restructured this financing agreement, by means of a Promissory Note issued on September 26, 2001 for the principal sum of $60.5 million plus 8% interest.   The parties are currently under negotiating to make this part of a permanent debt facility.

During November 2000, NewComm entered into a $60 million bridge loan agreement (the “Bridge Loan Facility”) with ABN-AMRO and BBVA (the “Banks”) with interest at 1.5% over 90-day LIBOR, which expired on March 15, 2001, and was extended until March 13, 2002, with an interest rate at .75% over 90-day LIBOR.  The Bridge Loan is now guaranteed by Telefónica Internacional, S.A. (TISA), an affiliate of TLD.  On May 30, 2002, the Maturity date was amended to September 30, 2002. ClearComm and TLD continue to work towards securing a permanent financing facility, which will require the Partnership, through Syncom and TLD, to each contribute a total of approximately $25 million in equity and convertible debt.  As part of this commitment, during the second half of 2000, the first half of 2001, and second quarter of 2002, the Partnership, Syncom and TLD have contributed a total of $24 million in the form of equity and convertible debt, respectively.

                Each of the Partnership’s C-Block licenses is subject to a FCC requirement that the Partnership constructs network facilities that offer coverage to at least one-third of the population in the market covered by such license within five years following the grant of the applicable license and to at least two-thirds of the population within ten years following the grant.   The Partnership is in compliance with the FCC coverage requirements in Puerto Rico and the California Licenses.

                Management believes that the Partnership will comply with all the requirements for obtaining the financing and believes that cash and cash equivalents on hand, anticipated growth in revenues, vendor financing and the permanent financing will be adequate to fund its operations, at a minimum, through the end of 2002.  However, in the absence of improved operating results and cash flows, and without the closing of its contemplated permanent financing, the Partnership may face liquidity problems to fund its operations and meet its obligations.  As a result of these matters, substantial doubt exists about the Partnership’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Sprint/Centennial

On September 21, 2001, NewComm Wireless Services, Inc. d/b/a MoviStar (“MoviStar”) filed a Complaint and Motion and Memorandum of Law Requesting Temporary Restraining Order and Preliminary Injunction in the Federal District Court for the District of Puerto Rico, which alleged serious and unlawful interruptions, interferences and irreparable damages to MoviStar’s operations rising out of Sprint’s refusal to broadcast an SID for the Puerto Rico market that will not interfere with the services presently being offered by MoviStar to its subscribers.  During October 15th to 18th, 2001, the District Court held an evidentiary hearing related to the injunctive relief sought.  In its Opinion and Order of October 29, 2001, the District Court ordered Sprint to “immediately cease and desist from using SID 5142 and/or any other SID which similarly interferes with plaintiff’s operations in Puerto Rico.”

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

PRAICO

This is a civil action for breach of contract and collection of moneys before the Superior Court of San Juan on September 17, 2001, wherein the NewComm Wireless Services, Inc. (“NewComm”) is suing the Puerto Rican American Insurance Company (“PRAICO”) demanding the payment of claims made by NewComm under insurance policies issued by PRAICO.  NewComm attempts to recover four million dollars ($4,000,000) against PRAICO to recover from PRAICO under an insurance policy issued by that company to cover theft and damages of handsets sold to the public.  The four million dollar claim covers approximately four thousand (4,000) phones reported as either lost or stolen.  The complaint has been filed but no answer has been filed to date.  The parties are currently in negotiations for a settlement of the subject claim.  PRAICO has offered the sum of two million dollars ($2,000,000) as settlement.  NewComm has made a counteroffer of $3,800,000. The parties are currently negotiating in good faith to settle this matter.

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

                The Partnership established its Puerto Rico network by forming a wholly owned subsidiary, NewComm, on January 29, 1999.  On February 4, 1999, the Partnership and NewComm entered into an agreement with TLD, whereby the Partnership contributed its two Puerto Rico Licenses to NewComm and TLD provided NewComm a $19,960,000 loan to develop the Puerto Rico Licenses.  TLD’s loan is pursuant to a secured convertible promissory note (the “Note”) which is convertible into 49.9% of NewComm’s equity.  The Note however, cannot be converted until the FCC authorizes TLD to hold more than a 25% equity interest in NewComm.  By means of a Stock Purchase Agreement executed on March 12, 2002, the Partnership has agreed to sell shares equal to 0.2% in NewComm to TLD conditioned to obtaining permanent financing and a clear exit path for the Partnership.  The transaction is subject to FCC approval also.

                Since January 2002 the Partnership has been offering wireless DSL service in certain areas within the California Licenses in compliance with the FCC build out requirements.

Results of Operations

                Three-month period ended June 30, 2002 compared with three-month period ended June 30, 2001.

Revenues

                The Partnership’s revenues for the three-month period ended June 30 2002 totaled 27,803,115 as compared to $33,519,358 for the same period in 2001. Revenues for the three-month period ended June 30, 2002 included $25,443,665 in service revenues and $2,359,450 in handset and accessories sales generated from NewComm’s wireless operations, as compared to $27,345,079 and $6,174,279 respectively, for the same period in 2001.  The decrease in revenues is mainly due to lesser handset and accessories sales which were reduced significantly due to adjusting prices of the handset units.

Expenses

                Expenses for the three-month period ended June 30, 2002 totaled $30,420,604 as compared to $29,678,709 for the same period in 2001.  During the  second  quarter of  2002, the Partnership’s expenses included $5,381,502 ($9,700,493 as of June 30, 2001) in costs of handset and accessories, $3,177,705 ($3,123,051 as of June 30, 2001) for salaries and benefits, $2,203,500 ($3,309,562 as of June 30, 2001) for legal and professional services, $4,071,901($4,315,997 as of  June 30, 2001) in depreciation and amortization, $1,974,286 ($1,935,110 as of  June 30, 2001) in provision for doubtful accounts, $12,102,217 ($11,710,565 as of  June 30, 2001) in interconnection, sales and dealers commissions, advertising, rent, taxes other than income, other expenses and management fee to General Partner, and 1,477,493 ($398,268 as of  June 30, 2001) for services rendered by related parties.  However,  the Arthur Andersen firm closed  in the month of June of 2002 and the firm’s local office closed at approximately the same time.  Efforts by Deloitte & Touche  to contact former account managers and responsible partner have been unsuccessful.  Therefore, Deloitte & Touche has been unable to complete their review of the Partnership's financial statements presented herein.  Furthermore, without notes and documents of the former auditors, new expenses groupings have been created for this report.  Thus, a line by line comparison of the expenses for the three-month period that ended June 30, 2002 with the same period of expenses of 2001 may seem unclear.

                The overall decrease in expenses of $4 million dollars is mainly due to a reduction in the cost of handsets and accessories. The $29.7 million total expenses for the three months period ended June 30, 2001 included a gain on the sale of the Visalia Porterville License which resulted in a reduction of $4.8 million.  Therefore, actual expenses for that quarter were $34.5 as compared to $30.4 for the three month period ended June 30, 2002.

                The decrease in interest expense ($3,615,072 and $4,653,842 for the quarter ended June 30, 2002 and 2001, respectively) is attributable to the reduction of debt outstanding related to the Note Payable to Alcatel.

Six-month period ended June 30, 2002 compared with six-month period ended June 30, 2001

Revenues

The Partnership’s revenues for the six-month period ended June 30, 2002 totaled $55,783,476 as compared to $61,531,624 for the same period in 2001.  Revenues for the six-month period ended June 30, 2001 included $52,375,461 in service revenue and $9,156,163 in handset and accessories sales generated from NewComm’s wireless operations, as compared to $52,070,415, and $3,713,061 respectively, for the same period in 2002.  The decrease in revenues is mainly due the reduction in handset and accessories sales and a pricing adjustment to the handsets.

Expenses

Expenses for the six-month period ended June 30, 2002 totaled $47,166,489 as compared to $66,140,629 for the same period in 2001.  During the six-month period ended June 30, 2002, the Partnership’s expenses included $12,432,244 ($17,760,845 as of June 30, 2001) in costs of handset and accessories, $7,335,893 ($6,319,987 as of June 30, 2001) for salaries and benefits, $4,697,892 ($6,250,680 as of June 30, 2001) for legal and professional services, $8,019,629 ($9,998,177 as of June 30, 2001) in depreciation and amortization, $5,455,014 ($5,903,832 as of June 30, 2001) in provision for doubtful accounts, $------- ($24,045,875 as of June 30, 2001) in interconnection, sales and dealers commissions, advertising, rent, taxes other than income, other expenses and management fee to General Partner, $3,021,342 ($675,570 as of June 30, 2001) for services rendered by related parties and a one time gain of 12,569,788 on the sale of stock to Fleet for the six month period ended in June 2002 and a one time gain of $4,814,337 from the sale of the Visalia-Porterville, California, license.  However, the Arthur Andersen firm closed in the month of June of 2002 and the firm’s local office closed at approximately the same time. Efforts by Deloitte & Touche to contact former account managers and responsible partner have been unsuccessful. Therefore, Deloitte & Touche has been unable to complete their review of the Partnership's financial statements presented herein.  Furthermore, without notes and documents of the former auditors, new expenses groupings have been created for this report. And, a line by line comparison of the expenses for the six-month period that ended June 30, 2002 with the same period of expenses of 2001 may seem unclear.

The reduction in interest expense ($8,734,358 and $9,357,808 for the six-month periods ended June 30, 2002 and 2001, respectively) is related to reduction in the Note Payable to Alcatel of $5.4 million.

Net profit of $1,221,174 for the six-month period ended June 30, 2001 includes a $12.6 million gain on the sale of the Partnership’s stock on NewComm to Fleet. Without such gain the Partnership incurred in operating losses of $ 13.8 million as compared to a net loss of $12,953,106 for the same period in 2001; the loss reflects the ongoing costs of meeting the competition of existing cellular and PCS operators in order to develop a subscriber base.  To meet competition, a significant subsidy is granted in the sale of handsets and accessories, on which a negative margin of $3,526,214 and $8,604,682 was generated during the six-month periods ended June 30, 2002 and 2001, respectively.   The Partnership’s net loss for the first half of 2001 was offset by the, one time, $4,814,337 gain on sale of Visalia-Porterville, California, license.

Liquidity and Capital Resources

                As of June 30, 2002, the Partnership had cash and cash equivalents amounting to $17,246,750, which are mostly related to proceeds from the sale of the Visalia-Porterville, California, license in the second quarter, 2001, and the Fleet Transaction.

                As part of the agreement with TLD, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that required Lucent to build a network that uses the Code Division Multiple Access (“CDMA”) protocol.  The total cost of the original network was approximately $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount of network construction payable, at the time, under a formal financing agreement.  The financing agreement was restructured as a Promissory Note on September 26, 2001, with a principal sum of $60.5 million plus interest, due March 15, 2002.  The maturity date was extended to June 30, 2002 at annual interest rate of 8%, and NewComm is at the present negotiating a restructuring of this debt to a permanent facility.

                In addition, the Partnership owes the United States federal government approximately $51,339,555 (undiscounted) plus accrued interest at 6.5% in connection with the acquisition of its PCS licenses.  As of June 30, 2002, the notes payable to FCC are presented net of a discount.

                The Partnership has a secured promissory note payable to TLD, which bears interest at the floating rate of 90-day LIBOR plus 1.5% and is due in March, 2004.

                The Partnership estimates that the total cost to implement NewComm’s business plan will be approximately $200 million.  This consists of approximately $125 million in costs associated with building-out the Puerto Rico Network, and approximately $75 million to fund NewComm’s operations until these become profitable.  NewComm obtained a short term financing (“Bridge Loan”) of $60 million was subsequently extended until March 13, 2002, with an interest rate of .75% over 90-day LIBOR.  The Bridge Loan is now guaranteed by Telefónica Internacional, S.A. (TISA), an affiliate of TLD.  ClearComm and TLD continue to work towards securing a permanent financing facility.  The Partnership anticipates that banks, together with Lucent, will be willing to provide long term financing of approximately $150 million, provided that the Partnership and TLD contribute additional capital or convertible debt to NewComm.  The Partnership, through Syncom and TLD, contributed a total of $30 million of additional capital or convertible debt during the second half of 2000 and first half of 2001.  In the second quarter the Partnership and TLD each contributed an additional $9 million convertible debt and capital, respectively.  Syncom invested $15 million in NewComm in exchange for 4.92% of NewComm. ClearComm sold approximately 4.08% of its interest in NewComm in exchange of $13 Million during the first quarter of 2002.  The Partnership believes that the capital or convertible debt contributed by Syncom and TLD, along with the extended interim financing, will fully fund NewComm’s operations through the end of 2002.

                On March 2, 2002, the Partnership sold 4.08% of NewComm to a group of investors led by Fleet Development Ventures for $13 million.  During the second quarter of 2002, the Partnership and TLD contributed approximately $9 million each to NewComm in the form of equity and convertible debt, respectively.  The Partnership believes it has obtained sufficient funds, together with TLD, to provide NewComm with the capital necessary for the Project Finance Facility and to fully fund NewComm’s operations.

                As a result of the restructuring of its FCC debt in June 1998, the Partnership has no outstanding debt on its California Licenses, which consist of 15MHz of bandwidth covering an approximate population of 1.1 million people in Eureka, Redding, Merced, and Modesto, all within the state of California.  Holders of major C Block licenses covering areas surrounding the areas covered by the California Licenses are currently under bankruptcy court proceedings, which adversely affect the Partnership’s ability to enter into joint venture agreements to develop these licenses.  However, a re-auction of D, E, F and disaggregated C Block licenses was concluded on April 16, 1999.  Another re-auction was concluded in January 2001.  However, this re-auction was set aside by the Washington D.C. Court of Appeals on June 22, 2001.  The FCC has filed for an appeal of this ruling before the United States Supreme Court, and the Court has accepted to review the case.  Accordingly, there continues to be uncertainty regarding the ownership of the licenses surrounding the California Licenses.   The Partnership is actively pursuing alliances and possible funding mechanisms to develop its California Licenses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                The Partnership’s exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks.  The Partnership invests cash balances in excess of operating requirements in short-term money market funds.  As of June 30, 2002, the

Partnership had cash equivalents and short-term investments of approximately $17,246,750 consisting of cash and highly liquid, short-term investments in money market funds.

                The Partnership’s cash and cash equivalents will increase or decrease by an immaterial amount if market interest rates increase or decrease, and therefore, its exposure to interest rate changes has been immaterial.  The Partnership’s loans payable to the FCC have a fixed interest rate of 6.5% and therefore are not exposed to interest rate risks.  The TLD Note relating to indebtedness of NewComm bears interest at the floating rate of the 90-day LIBOR plus 1.5% and is due in March 2004.  The Partnership, TLD, and Lucent are currently under negotiations to restructure the approximately $61 million debt owed to Lucent.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings is disclosed in Part I, Item 1, Notes to Interim Consolidated Financial Statements (unaudited), Section 4, and is hereby incorporated into Part II, Item 1 by this reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  List of Exhibits

Exhibit 99:  Certifications by the Chief Executive Office and Chief Financial Officer pursuant to Section 1350 of Chapter b3 of Title 18 of the United States Code.

                (b)           The Partnership filed a Form 8-K on August 9, 2002.

ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ClearComm, L.P.

	By:	SuperTel Communications Corp.

Date: August 29, 2002		By: /s/ Javier O. Lamoso
Name: Javier O. Lamoso
Title: President