Form 10-Q
period 2002-09-30
CLEARCOMM L P
filed 2002-12-23
CIK 1013267

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes   ☒  No   ☐

ClearComm, L.P.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES
AND PARTNERS’ DEFICIT

	September 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,732,595	$10,241,902
Accounts receivable, net of allowance for doubtful accounts	19,225,585	19,099,986
Accounts receivable due from officer	106,500	102,000
Insurance claim receivable	0	1,496,324
Investment in eMilios	205,962	—
Inventories	10,974,536	10,305,254
Prepaid expenses	839,629	652,279
Total current assets	47,084,807	41,897,745

DEFERRED FINANCING COSTS, net	—	906,731
PCS LICENSES, net	55,541,863	57,517,974
PROPERTY AND EQUIPMENT, net	100,504,507	102,095,953
	$203,131,177	$202,418,403
LIABILITIES AND PARTNER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$27,939,654	$27,868,716
Note payable to Lucent Technologies	60,531,697	60,531,697
Bridge Loan Facility	60,000,000	60,000,000
Accounts payable to related parties	10,815,708	8,705,353
Note Payable to Alcatel	7,436,029	12,790,140
Accrued interest	3,531,546	3,517,319
Deferred income	1,053,620	1,550,665
Total current liabilities	171,308,253	174,963,890
LONG-TERM NOTES PAYABLE	92,035,349	81,723,962
MINORITY INTEREST	12,198,869	13,362,939

PARTNER’S DEFICIT
Limited partners’ capital (2,907.7 units, issued and outstanding)	73,039,616	73,039,616
General partner’s capital	100,000	100,000
Undistributed losses—
Accumulated during development stage	(48,704,525)	(48,704,525)
Operations	(96,846,385)	(92,067,478)
Total partners’ deficit	(72,411,295)	(67,632,388)
	$203,131,177	$202,418,403

The accompanying notes are integral part of these consolidated statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
(UNAUDITED)

	Three-Month Periods Ended September 30		Nine-Month Periods Ended September 30
	2002	2001	2002	2001
Revenues:
Service revenues	$20,340,849	$27,920,018	$72,411,264	$80,295,479
Handset and accessories sales	5,868,471	2,924,974	9,581,532	12,081,137

	26,209,320	30,844,992	81,992,796	92,376,616

Operating Cost and Expenses:
Cost of handset and accessories	1,346,332	6,906,803	13,778,576	24,712,623
Interconnection expense	754,137	1,079,937	3,734,885	3,493,079
Sales and dealers commissions	1,364,697	2,258,949	3,624,206	6,503,361
Salaries and benefits	4,486,661	4,032,313	11,822,554	11,623,493
Advertising expense	1,398,567	2,047,188	6,289,900	6,071,154
Legal and professional services	2,917,803	3,160,410	7,615,695	7,965,526
Depreciation and amortization	4,203,439	3,821,063	12,223,068	13,715,283
Provision for doubtful accounts	2,143,788	1,969,556	7,598,802	7,873,389
Rent expense	7,269,060	3,212,212	11,440,856	9,169,892
Taxes other than income	1,024,724	(481,365)	2,949,949	2,952,565
Other expenses	1,468,339	1,942,305	3,951,991	5,572,785
Management fee to General Partner	34,000	32,000	96,000	96,000
Services rendered by related parties	1,309,270	1,533,073	4,330,612	4,013,584
Gain on sale of Visalia-Porterville license	—	—	—	(4,814,337)
Gain on sale of NewComm’s Stock to Fleet			(12,569,784)
	29,720,818	31,514,444	76,887,311	98,948,397

Income (Loss) from Operations	(3,511,498)	(669,452)	5,105,485	(6,571,781)

Other Income (Expense)
Interest income	12,737	154,327	318,199	489,553
Interest expense	(3,062,518)	(3,627,182)	(11,796,876)	(11,719,876)

	(3,049,781)	(3,472,855)	(11,478,677)	(11,230,323)

Net Income (Loss) before Minority Interest	(6,561,279)	(4,142,306)	(6,373,192)	(17,802,104)
Minority Interest	561,202	187,873	1,594,285	894,565

Net Income (Loss)	$(6,000,077)	$(3,954,433)	$(4,778,907)	$(16,907,539)

Net Income (Loss) Attributable to General Partner	$(1,500,019)	$(988,608)	$(1,194,727)	$(4,226,885)

Net Income (Loss) Attributable to Limited Partners	$(4,500,058)	$(2,965,825)	$(3,584,180)	$(12,680,654)

The accompanying notes are integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT
(Unaudited)

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002

	Limited Partners		General
	Units	Amount	Partner	Total
Balance (deficit) at December 31, 2001	2,907.7	$(50,724,291)	(16,908,097)	(67,632,388)
Nine-month period ended September 30, 2002
Net loss		(3,584,180)	(1,194,727)	(4,778,907)
Balance (deficit) at June 30, 2002	2,907.7	$(54,308,471)	(18,102,824)	(72,411,295)

The accompanying notes are integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine-Month Periods Ended
	September 30,	September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Income)	$(4,778,907)	$(16,907,539)

Adjustments to reconcile net (income) for the period to net cash used in operating activities
Depreciation and amortization	12,223,068	13,715,283
Provision for doubtful accounts	7,598,802	7,873,389
Minority interest	(1,594,285)	(894,565)
Gain from sale of Visalia-Porterville license	—	(4,814,337)
Increase in accounts receivable	(7,724,401)	(5,710,904)
Increase in accounts receivable due from officer	(4,500)	(101,000)
Increase (decrease) in insurance claim receivable	1,496,320	(234,673)
Increase in inventories	(669,282)	(2,171,388)
Increase in prepaid expenses and deferred financing cost	719,381	787,285
(Decrease) increase in accounts payable and accrued liabilities	70,942	1,133,906
Increase in accounts payable to related parties	2,110,356	3,287,410
Increase (decrease) in accrued interest	(3,670,797)	1,700,143
(Decrease) increase in deferred income	(497,045)	(368,209)
Total adjustments	10,058,558	16,277,304
Net cash provided by operating activities	5,279,651	(630,235)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(8,655,511)	(7,544,445)
Gain on Sale of Stock to Fleet	(12,569,784)	—
Investment in eMilios	(205,962)	—
Net cash (used in) operating activities	(21,431,257)	(4,841,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Visalia-Porterville license	—	9,500,000
Proceeds from the sale Stock to NewComm	13,000,000	—
Capital contribution from minority interest	—	5,000,000
Proceeds from issuance of notes payable to TLD	13,996,410	4,990,000
Payment of Note Payable to Lucent	—	(8,298,808)
Payment of Note Payable to Alcatel	(5,354,111)
Net cash provided by financing activities	21,642,299	11,191,192

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,490,693	3,016,512

CASH AND CASH EQUIVALENTS, beginning of period	10,241,902	9,338,798

CASH AND CASH EQUIVALENTS, end of period	$15,732,595	$12,355,310

SUPPLEMENTAL CASH FLOWS INFORMATION:
Network construction costs financed through note payable to Lucent and accounts payable	$—	$14,233,744
Accounts receivable written-off against the allowance for doubtful accounts	$9,227,981	$9,143,191
Interest paid	$11,796,876	$9,876,260

The accompanying notes are integral part of these consolidated financial statements.

CLEARCOMM, L.P.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                       BASIS OF PRESENTATION AND INTRODUCTION

                The unaudited interim consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Partnership’s financial position at September 30, 2002 and results of operations and cash flows for the three-month periods ended September 30, 2002 and 2001.  The unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001.  Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

NewComm Wireless Services, Inc.

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

•                    Some additional points are that at the closing of the sale of NewComm the Management Agreement and the Technology Transfer Agreement held by TLD will terminate.  Also, no premium for controlling interest or discount for holding a minority interest in NewComm will apply.  The Sale Agreement shall continue in full force and effect even if the Stock Purchase Agreement with TLD, for whatever reason, does not close.

                In September 1999, NewComm commenced providing PCS services in Puerto Rico.

                In each of November 2000, December 2000, and March 2001, NewComm received $5,000,000, from Syndicated Communications Venture Partners IV, L.P. (Syncom), a third party, in exchange for approximately 4.92% ownership in NewComm. Syncom has contributed $25 million to NewComm in exchange for an approximately 8.2% ownership interest in NewComm.  The last $10 million trench was contributed in November 2002.

                On March 2, 2002, the Partnership sold approximately 4.08% of NewComm to a group of investors led by Fleet Development Ventures for $13 million.  The Partnership and TLD contributed approximately $9 million each to NewComm in the form of equity and convertible debt, respectively. The Partnership and TLD have committed an additional $10M each to close the Project Finance Facility.  The Partnership believes it has obtained sufficient funds, together with TLD, to provide NewComm with the capital necessary for the Project Finance Facility and to fully fund NewComm’s operations.

Internet Surfing Stores of P.R., Inc. - (eMilios)

                On April 16, 2002, ClearComm, L.P. entered into a Shareholders’ Agreement to form a joint venture with eMilios International, L.L.C., a Florida limited liability company, to promote and establish in Puerto Rico the eMilios concept.  The joint venture was formed under a Puerto Rico corporation named Internet Surfing Stores of Puerto Rico, Inc. (“ISS”).  The Partnership owns 49% and eMilios International owns 51% of ISS.

                The eMilios concept involves internet communication galleries that are geared towards educating people in the use of computers and the internet, and acts as a communication and recreational center as well.  The broadband connectivity that is offered at eMilios allows the stores to efficiently offer internet communications and also access to a great variety of interactive content, such as cyber games, as well as software and tools for free lancers and small business entities.   The service is provided and collected with a proprietary smart card and software application.  The commitment of the Partnership to ISS is $1 million and eMilios International has committed $500,000 in cash plus trade-name, systems, software, and technology know-how equivalent to $500,000.  The Partnership is responsible for the management and day-to-day operations of ISS.   ISS opened its first store with 48 stations on October 23, 2002.  A second store of similar size is scheduled to open during the month of December.  The investment has the benefit of an exit mechanism.  At any time after 2003, ClearComm can force the acquisitions of its shares in ISS or the sale of the whole company.

2.             FINANCING REQUIREMENTS

                The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Partnership commenced operations in September 1999 and has  incurred operating losses amounting to $4.8 million for the nine-month period ended September 30, 2002 and incurred operating losses of $16.9 million for the nine month period ended September 30, 2001.  It also has working capital defining and partners’ capital deficits of $124.3 million and $72.4 million, respectively, as of September 30, 2002.  The Partnership is likely to continue incurring losses until such time as its subscriber base generates revenue in excess of the Partnership’s expenses.  Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by means other than its revenues.

                As part of the agreement with TLD, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that required Lucent to build a network that uses the Code Division Multiple Access (“CDMA”) protocol.  The total cost of the network was approximately $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount due under the contract under a formal financing agreement.  The financing agreement extended payments for an eight-month period (through June 2001) at an annual interest rate of 1.5% over 90-day LIBOR.  NewComm’s management and Lucent restructured this financing agreement, by means of a Promissory Note issued on September 26, 2001 for the principal sum of $60.5 million plus 8% interest.   The parties are currently  negotiating to make this part of a permanent debt facility.

During November 2000, NewComm entered into a $60 million bridge loan agreement (the “Bridge Loan Facility”) with ABN-AMRO and BBVA (the “Banks”) with interest at 1.5% over 90-day LIBOR, which expired on March 15, 2001, and was extended until March 13, 2002, with an interest rate at .75% over 90-day LIBOR.  The Bridge Loan is now guaranteed by Telefónica Internacional, S.A. (TISA), an affiliate of TLD.   On September 26, 2002, the maturity date of the Bridge Loan Facility was extended to November 29, 2002, and the Banks have agreed to extend it again until December 31, 2002.  ClearComm and TLD continue to work towards securing a permanent financing facility, which will require the Partnership, through Syncom and TLD, to each contribute a total of approximately $25 million in equity and convertible debt.  As part of this commitment, during the second half of 2000, the first half of 2001, and second quarter of 2002, the Partnership, Syncom and TLD have contributed a total of $24 million in the form of equity and convertible debt, respectively.

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

Sprint/Centennial

On September 21, 2001, NewComm Wireless Services, Inc. d/b/a MoviStar (“MoviStar”) filed a Complaint and Motion and Memorandum of Law Requesting Temporary Restraining Order and Preliminary Injunction in the Federal District Court for the District of Puerto Rico, which alleged serious and unlawful interruptions, interferences and irreparable damages to MoviStar’s operations arising out of Sprint’s refusal to broadcast an SID for the Puerto Rico market that will not interfere with the services presently being offered by MoviStar to its subscribers.  During October 15th to 18th, 2001, the District Court held an evidentiary hearing related to the injunctive relief sought.  In its Opinion and Order of October 29, 2001, the District Court ordered Sprint to “immediately cease and desist from using SID 5142 and/or any other SID which similarly interferes with plaintiff’s operations in Puerto Rico.”

On October 30, 2001, Centennial filed a Motion of Intervention of Right in which it requested leave from the District Court to join the Sprint litigation.  Despite MoviStar’s opposition, the District Court granted Centennial’s motion on November 5, 2001.  Both Sprint and Centennial are currently appealing, in the First Circuit Court of Appeals, the injunctive relief granted by the DistrictCourt of Puerto Rico.  On April 6, 2002, the First Circuit Court of Appeals issued an order reversing the injunction release.  On or about April 20, 2002, MoviStar filed a Petition for a Re-Hearing and the petition was denied.  However, MoviStar is continuing to pursue its damage claims and has now entered into a formal discovery of evidence period.

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

Results of Operations

                Three-month period ended September 30, 2002 compared with three-month period ended September 30, 2001.

Revenues

                The Partnership’s revenues for the three-month period ended September 30, 2002 totaled $26,209,320 as compared to $30,844,992 for the same period in 2001. Revenues for the three-month period ended September 30, 2002 included $20,340,849 in service revenues and $5,868,471 in handset and accessories sales generated from NewComm’s wireless operations, as compared to $27,920,018 and $2,924,974 respectively, for the same period in 2001.  The decrease in total revenues is mainly due to lesser handset and accessories sales which were affected by handset units pricing adjustments.  Handset and accessories sales for the three month period ended September 30, 2002 includes customer contract base with total sales of $3.2 million, where as such account was included in service revenues in the same period in 2001.  This reclassification entry accounts for the apparent increase in handset and accessories sales as compared to the same period in 2001.

Expenses

                Expenses for the three-month period ended September 30, 2002 totaled $29,720,818 as compared to $31,514,444 for the same period in 2001.  During the third  quarter of  2002, the Partnership’s expenses included $1,346,332 ($6,906,803 as of September 30, 2001) in costs of handset and accessories, $4,486,661 ($4,032,313 as of September 30, 2001) for salaries and benefits, $2,917,803 ($3,160,410 as of September 30, 2001) for legal and professional services, $4,203,439 ($3,821,063 as of  September 30, 2001) in depreciation and amortization, $ 2,143,788 ($1,969,556 as of  September 30, 2001) in provision for doubtful accounts, $13,313,524 ($10,091,227 as of  September 30, 2001) in interconnection, sales and dealers commissions, advertising, rent, taxes other than income, other expenses and management fee to General Partner, and $1,309,270 ($1,533,073 as of  September 30, 2001) for services rendered by related parties.  However, the Arthur Andersen firm closed  in the month of June of 2002 and the firm’s local office closed at approximately the same time.  Efforts by Deloitte & Touche  to contact former account managers and responsible partner have been unsuccessful.  Therefore, Deloitte & Touche has been unable to complete their review of the Partnership’s financial statements presented herein.  Furthermore, without notes and documents of the former auditors, new expenses groupings have been created for this report.  Thus, a line by line comparison of the expenses for the three-month period that ended September 30, 2002 with the same period of expenses of 2001 may seem unclear.

                The overall decrease in expenses of $1.8 million dollars is mainly due to a reduction in the cost of handsets and accessories combined with an increase in rent expense and taxes other than income.   The $29.7 million total expenses for the three months period September  30, 2002 included rent expense of $7.3 million which resulted in an increase as compared to the same period in 2001 due to additional stores opened in a chain of local supermarkets and an increase in site rent for new antennas located throughout the Island.

                The decrease in interest expense ($3,062,518 and $3,627,182 for the quarter ended September 30, 2002 and 2001, respectively) is attributable to the reduction of debt outstanding related to the Note Payable to Alcatel.

                Nine-month period ended September 30, 2002 compared with nine-month period ended September 30, 2001

Revenues

                The Partnership’s revenues for the nine-month period ended September 30, 2002 totaled $81,992,796 as compared to $$92,376,616 for the same period in 2001.  Revenues for the nine-month period ended September 30, 2002 included $72,411,264 in service revenues and $9,581,532 in handset and accessories sales generated from NewComm’s wireless operations, as compared to $80,295,479 and $12,081,137 respectively, for the same period in 2001.  The decrease in revenues is mainly due the reduction in handset and accessories sales and a pricing adjustment to the handsets.

Expenses

Expenses for the nine-month period ended September 30, 2002 totaled $76,887,311 as compared to $98,948,397 for the same period in 2001.  During the nine-month period ended September 30, 2002, the Partnership’s expenses included $13,778,576 ($24,712,623 as of September 30, 2001) in costs of handset and accessories, $11,822,554 ($11,623,493 as of September 30, 2001) for salaries and benefits, $7,615,695 ($7,965,526 as of September 30, 2001) for legal and professional services, $12,223,068 ($13,715,283 as of September 30, 2001) in depreciation and amortization, $7,598,802 ($7,873,389 as of  September 30, 2001) in provision for doubtful accounts, $32,087,787 ($33,858,836 as of September 30, 2001) in interconnection, sales and dealers commissions, advertising, rent, taxes other than income, other expenses and management fee to General Partner, $4,330,612 ($4,013,584 as of  30, 2001) for services rendered by related parties and a one time gain of $12,569,788 on the sale of stock to Fleet for the six month period ended in June 2002 and a one time gain of $4,814,337 from the sale of the Visalia-Porterville, California, license.  However, the Arthur Andersen firm closed in the month of June of 2002 and the firm’s local office closed at approximately the same time. Efforts by Deloitte & Touche to contact former account managers and responsible partner have been unsuccessful. Therefore, Deloitte & Touche has been unable to complete their review of the Partnership’s financial statements presented herein.  Furthermore, without notes and documents of the former auditors, new expenses groupings have been created for this report. And, a line by line comparison of the expenses for the nine-month period that ended September 30, 2002 with the same period of expenses of 2001 may seem unclear.

Net loss of $4,778,907 for the nine-month period ended September 30, 2002 includes a $12.6 million gain on the sale of the Partnership’s stock on NewComm to Fleet. Without such gain the Partnership incurred in operating losses of $ 17.4 million as compared to a net loss of $21.7 for the same period in 2001; the decrease in operating losses of $4.3 million is directly related to the reduction in the ongoing costs of meeting the competition of existing cellular and PCS operators in order to develop and maintain a subscriber base.  To meet competition, a subsidy is granted in the sale of handsets and accessories, on which a negative margin is generated.  Such subsidy has been significantly reduced with the increase of amounts charged to customers for handsets combined with a reduction of the cost of acquisition of such handsets during the nine-month period ended September 30, 2002.   The Partnership’s net loss for the first half of 2001 was offset by the, one time, $4,814,337 gain on sale of Visalia-Porterville, California, license.

Liquidity and Capital Resources

                As of September 30, 2002, the Partnership had cash and cash equivalents amounting to $15,732,595, which are mostly related to proceeds from the sale of the Visalia-Porterville, California, license in the second quarter, 2001, and the Fleet Transaction.

                As part of the agreement with TLD, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that required Lucent to build a network that uses the Code Division Multiple Access (“CDMA”) protocol.  The total cost of the original network was approximately $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount of network construction payable, at the time, under a formal financing agreement.  The financing agreement was restructured as a Promissory Note on September 26, 2001, with a principal sum of $60.5 million plus 8% interest, and NewComm is at present negotiating a restructuring of this debt to a permanent facility.

                In addition, the Partnership owes the United States federal government approximately $51,339,555 (undiscounted) plus accrued interest at 6.5% in connection with the acquisition of its PCS licenses.  As of September 30, 2002, the notes payable to FCC are presented net of a discount.

                The Partnership has a secured promissory note payable to TLD, which bears interest at the floating rate of 90-day LIBOR plus 1.5% and is due in March, 2004.

                The Partnership estimates that the total cost to implement NewComm’s business plan will be approximately $200 million.  This consists of approximately $125 million in costs associated with building-out the Puerto Rico Network, and approximately $75 million to fund NewComm’s operations until these become profitable.  NewComm obtained a short term financing (“Bridge Loan”) of $60 million which has been extended until November 29, 2002, with an interest rate of .75% over 90-day LIBOR.  The Bridge Loan is now guaranteed by Telefónica Internacional, S.A. (TISA), an affiliate of TLD.  ClearComm and TLD continue to work towards securing a permanent financing facility.  The Partnership anticipates that banks, together with Lucent, will be willing to provide long term financing of approximately $150 million, provided that the Partnership and TLD contribute additional capital or convertible debt to NewComm.  The Partnership, through Syncom and TLD, contributed a total of $30 million of additional capital or convertible debt during the second half of 2000 and first half of 2001.  In the second quarter the Partnership and TLD each contributed an additional $9 million convertible debt and capital, respectively.  Syncom invested $15 million in NewComm in exchange for 4.92% of NewComm. ClearComm sold approximately 4.08% of its interest in NewComm in exchange of $13 Million during the first quarter of 2002.  The Partnership believes that the capital or convertible debt contributed by Syncom and TLD, along with the extended interim financing, will fully fund NewComm’s operations through the end of 2002.

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

                The Partnership anticipates that earnings and cash distributions derived from its Puerto Rico Network, interim and permanent financing and, if necessary, additional capital calls from its Investors or accessing the public capital markets, should provide it with the liquidity to meet its obligations.  The Partnership also expects that once it is able to develop its California Licenses, it will have additional sources of revenues and profits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                The Partnership’s exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks.  The Partnership invests cash balances in excess of operating requirements in short-term money market funds.  As of September 30, 2002, the

Partnership had cash equivalents and short-term investments of approximately $15,732,595 consisting of cash and highly liquid, short-term investments in money market funds.

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

Controls and Procedures

                The Partnership’s Chief Executive Officer, Javier O. Lamoso, and the Partnership’s Chief Financial Officer, Edileen Salicrup, have evaluated the Partnership’s disclosure controls and procedures within 90 days of the filing of this report.

                Mr. Lamoso and Ms. Salicrup have concluded that the Partnership’s disclosure controls and procedures provide reasonable assurance that the Partnership can meet its disclosure obligations.  The Partnership’s disclosure controls and procedures are based upon a roll-up of financial and non-financial reporting that is consolidated by TLE pursuant to the Partnership’s Management Agreement with TLD.  The reporting process is designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

                There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ClearComm, L.P.

	By:	SuperTel Communications Corp.

Date: December 23, 2002		By: /s/ Javier O. Lamoso
Name: Javier O. Lamoso
Title: President

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Javier O. Lamoso, Chief Executive Officer of ClearComm, L.P., certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of ClearComm, L.P.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

/s/ Javier O. Lamoso
Javier O. Lamoso
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Edileen Salicrup, Chief Financial Officer of ClearComm, L.P., certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of ClearComm, L.P.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

/s/Edileen Salicrup
Edileen Salicrup
Chief Financial Officer