Form 10-K
period 2002-12-31
CLEARCOMM L P
filed 2003-11-06
CIK 1013267

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

For Annual and Transition Reports to Section 13 or 15(d) of the
Securities Exchange Act of 1934

(Mark one)

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the calendar year ended December 31, 2002

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from to

Commission file number 0-28362

ClearComm, L.P.

(Exact Name of Registrant as Specified in its Charter)

Delaware	66-0514434
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

268 Muñoz Rivera Ave. Suite 2206
San Juan, Puerto Rico	00918-1929
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (787) 620-0140

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class on Which Registered
Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Registrant’s financial statements for calendar years 2001 and 2000 are restated and unaudited.  See Note 2.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐     No  ☒

The Registrant’s outstanding securities consist of units of limited partnership interests which have no readily ascertainable market value since there is no public trading market for these securities on which to base a calculation of aggregate market value.

Documents incorporated by reference.          None.

ClearComm, L.P.

CLEARCOMM, L.P. ( THE “PARTNERSHIP”) RESTATED ITS CONSOLIDATED FINANCIAL STATEMENTS FOR THE CALENDAR YEARS ENDED DECEMBER 31, 2001 AND 2000, AS DESCRIBED IN NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED AS PART OF THIS ANNUAL REPORT ON FORM 10-K.  OUR PRIOR INDEPENDENT ACCOUNTANTS, ARTHUR ANDERSEN LLP, ARE NOT ABLE TO REISSUE THEIR REPORT RELATING TO THE PARTNERSHIP’S FINANCIAL STATEMENTS FOR 2001 AND 2000 OR TO AUDIT THE RESTATEMENT ADJUSTMENTS DESCRIBED IN NOTE 2 BECAUSE THEY CEASED OPERATIONS IN 2002.   THE PARTNERSHIP BELIEVES THAT THE EFFECT OF THE ADJUSTMENTS MADE IN THE RESTATED FINANCIAL STATEMENTS, AND THE NATURE OF THE ACCOUNTING ISSUES ADDRESSED BY THOSE ADJUSTMENTS, DO NOT HAVE A MATERIAL EFFECT ON THE PARTNERSHIP’S FINANCIAL POSITION AS A WHOLE OR ON THE PARTNERSHIP’S INVESTORS, CREDITORS, SUPPLIERS, EMPLOYEES OR CUSTOMERS.  THEREFORE, THE PARTNERSHIP BELIEVES THAT A RE-AUDIT OF THE PARTNERSHIP’S 2001 AND 2000 CONSOLIDATED FINANCIAL STATEMENTS IS UNNECESSARY.  ACCORDINGLY, OUR CONSOLIDATED FINANCIAL STATEMENTS FOR THE CALENDAR YEARS ENDED DECEMBER 31, 2001 AND 2000 ARE RESTATED AND UNAUDITED.  OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE CALENDAR YEAR ENDED DECEMBER 31, 2002 ARE INCLUDED AS PART OF THIS ANNUAL REPORT ON FORM 10-K.

THE RESTATEMENTS OF THE PARTNERSHIP’S CONSOLIDATED FINANCIAL STATEMENTS FOR THE CALENDAR YEARS ENDED DECEMBER 31, 2001 AND 2000 ARE DESCRIBED IN DETAIL WITHIN ITEM 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND WITHIN THE PARTNERSHIP’S AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES, INCLUDING NOTE 2, INCLUDED AS PART OF THIS ANNUAL REPORT ON FORM 10-K.

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

The Partnership, through its majority-owned subsidiary, NewComm Wireless Services, Inc. (“NewComm”), owns and operates a state-of-the-art PCS network in Puerto Rico (the “Puerto Rico Network”).  The Partnership directly or indirectly through NewComm owns two 15 MHz C-Block PCS licenses covering the entire island of Puerto Rico (the “Puerto Rico Licenses”) and four 15 MHz licenses in California (the “California Licenses,” and together with the Puerto Rico Licenses, the “Licenses”).   Since January 2002, the Partnership has had a wireless DSL network in place throughout certain areas within California and is currently in compliance with the FCC’s build-out requirements.

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

To build and operate its Puerto Rico network, the Partnership entered into an agreement, dated February 4, 1999 (the “TLD Agreement”) with Telefónica Larga Distancia de Puerto Rico, Inc. (“TLD”).  TLD is a wholly owned subsidiary of Telefónica Internacional, S.A. which is a member of the Telefónica, S.A. group (Ticker: TEF) (the “Telefónica Group”), Spain’s largest traded company and one of the world’s largest telecommunication companies.  Telefónica Móviles (Ticker: TEM), the wireless communications affiliate of Telefónica, currently has approximately 25 million subscribers worldwide.  Pursuant to the terms of the TLD Agreement, the Partnership transferred the

Puerto Rico Licenses and associated business plans and studies to NewComm.  TLD provided NewComm a loan of approximately $19.96 million and received a secured convertible promissory note (the “Note”) which entitles TLD to select a director for one of the five NewComm board of director seats (the “Board”).  The Note is convertible into 49.9% of NewComm’s equity.  The Note cannot be converted, however, until the FCC authorizes TLD to hold more than a 25% equity interest in NewComm.  NewComm and TLD entered into a management agreement whereby TLD provides day-to-day management services for NewComm, subject to the supervision of NewComm’s Board.  Pursuant to a certain Stock Purchase Agreement dated as of March 12, 2002, by and between the Partnership and TLD, the Partnership has agreed to sell 0.2% control interest at market value to TLD.  The transfer of this control interest and validity of the agreement is subject to FCC approval. As part of the requirements of the Stock Purchase Agreement, TLD (and Telefónica Internacional, S.A., its parent company) have agreed to issue their corporate guarantee as collateral for long-term financing of NewComm of approximately $110M.  Together with the Stock Purchase Agreement and as part of the transaction a Shareholders’ Agreement and a Sale Agreement were executed between the parties.  The Shareholders’ Agreement provides for a great number of general and specific protections and rights for the Partnership as a minority shareholder in NewComm.  The Sale Agreement provides for a convenient exit for the Partnership from NewComm.  Under the Joint Venture Agreement the Partnership’s principal means of exiting from NewComm was by exercising Registration Rights against TLD.  Due to Telefónica’s re-organization and new market conditions, the possibility of publicly registering an exclusive wireless service company limited to the Puerto Rico market is very unlikely.  However, under the Sale Agreement, the Partnership can force the sale of NewComm to TLD and/or third parties.

The new Sale Agreement provides that since May 12, 2003 either party (ClearComm or TLD) may trigger a shareholder obligation to sell NewComm.  Within 30 days of a notice of sale, TLD (or ClearComm as the case may be) would have the right to purchase ClearComm’s (or TLD’s) interest.  The purchase price to be paid at that time would be based on a valuation performed by an internationally recognized investment-banking firm selected by both parties.  If TLD does not exercise its right to buy out ClearComm’s interest, TLD is bound together with ClearComm to proceed with the sales process to attempt a sale of NewComm.  TLD and ClearComm are bound to accept the highest price proposed by an interested buyer, which price must be payable in cash or freely tradable securities, or a combination thereof, and which must be for a price not less than the valuation prepared by the investment banker.  At the closing of the sale the Management Agreement and the Technology Transfer Agreement held by TLD will terminate without compensation, and no premium for controlling interest or discount for holding a minority interest in NewComm will apply.

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

The Puerto Rico Market

The Partnership believes that the Puerto Rico market provides many unique advantages for telecommunications companies.  Puerto Rico is politically stable, as it has been a territory of the United States for over 100 years and its economy is fully integrated with that of the United States mainland.  It has the Caribbean’s best-educated, most skilled labor force and the most sophisticated manufacturing and transportation infrastructure.  Puerto Rico has a solid base of major manufacturers, which includes Hewlett-Packard Company, Microsoft Corporation, BASF Corporation, Colgate-Palmolive, Johnson & Johnson, Amgen, Pharmacia, and Pfizer Pharmaceutical.  Along with its U.S.-linked stability, Puerto Rico offers the advantage of emerging market type growth and significant cash based economy.  The Partnership believes that current per capita income and consumption in Puerto Rico, combined with continued economic growth will support continued demand for high quality telephone services, which NewComm is offering.

Competition in Puerto Rico

The continued success of the Partnership’s PCS business in Puerto Rico will depend upon its ability to compete with the two cellular operators and three operating PCS providers, potential competition from two other PCS licensees and potential future wireless communications providers in the Puerto Rico market.  All wireless operators compete in the optimization of their networks to provide a better service for their customers.  The Partnership also faces competition from other existing communications technologies such as conventional mobile telephone service, specialized mobile radio (“SMR”) and enhanced specialized mobile radio (“ESMR”).  As wireless use increases, PCS competes more directly with traditional landline telephone service providers and other technologies including mobile satellite systems.  In addition, the availability of new spectrum and resale of existing spectrum and the entry of new participants may result in increased competition in the Puerto Rico market.  At the end of 2002, Puerto Rico had a wireless market penetration of approximately 33% while the United States mainland ended the same year with an approximate market penetration of 49%.  The latest market research reflects that Puerto Rico should attain a market penetration of 48% by the end of 2005.

Markets

The following table sets forth as of December 31, 2002, with respect to each Market in which the Partnership owns a PCS license, the estimated persons of population (“POPs”).

Market Name	1997 POPs*		1990 POPs**
San Juan, PR	2,704,110	***	2,170,250
Mayaguez-Aguadilla, PR	1,104,500	***	1,325,600
Modesto, CA	487,000		418,980
Redding, CA	284,000		253,260
Merced, CA	227,000		192,710
Eureka, CA	157,000		142,580
Total:	4,927,000		4,503,380

*                                         Based on the Paul Kagan 1998 PCS Atlas and Databook.

**                                  Based on the 1990 census figures used by the FCC.

***                           Based on US Census Bureau 2000 figures.

On August 28, 2001, the Partnership entered into a Purchase and Sale Agreement with Leap Wireless International (“Leap Wireless”), pursuant to which the Partnership sold the Visalia license to Leap Wireless in exchange for $9,500,000 cash payment. This sale was approved by the FCC and it closed on June 8, 2001.

Internet Surfing Stores of Puerto Rico, Inc

On April 16, 2002, ClearComm, L.P. entered into a Shareholders’ Agreement to form a joint venture with eMilios International, L.L.C., a Florida limited liability company, to promote and establish in Puerto Rico the eMilios concept (described below).  The joint venture was formed under a Puerto Rico corporation named Internet Surfing Stores of Puerto Rico, Inc. (“ISS”).  The Partnership owns 49% and eMilios International owns 51% of ISS.

The eMilios concept involves internet communication galleries that are geared towards educating people in the use of computers and the internet, and acts as a communication and recreational center as well.  The broadband connectivity that is offered at eMilios allows the stores to efficiently offer internet communications and also access to a great variety of interactive content, such as cyber games, as well as software and tools for free lancers and small business entities.  The service is provided and collected with a proprietary smart card and software application.  The commitment of the Partnership to ISS is $1 million and eMilios International has committed $500,000 in cash plus trade-name, systems, software, and technology know-how equivalent to $500,000.  The Partnership is responsible for the management and day to day operations of ISS.  ISS opened its first store with 48 computer stations on October 23, 2002.  A second store with 40 computer stations was inaugurated on January 11, 2003 to serve the western part of Puerto Rico.  The investment has an exit mechanism whereby at any time after 2003, ClearComm can force the acquisitions of its shares in ISS or the sale of the whole company.

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

PCS is a radio-based transmission technology, which, like cellular technology, uses the same frequencies repeatedly in a multiple-transmitter cell design.  PCS is a digital technology, capable of numerous advanced service features, including caller-ID, voice-prompting, voice-recognition, scrambled (secure) calling, message and image delivery, intelligent call transfer and follow-me calling, single number service (the same number can be assigned to multiple PCS telephones in different locations) and auto-trace of crank callers. The Partnership has been offering E-mail and internet access from its handsets since June of 2000.  The Partnership began offering wireless banking services in October of 2000.  The Partnership also pioneered in the Puerto Rico market short text messaging services from its handsets in October of 2001.  An average of 300,000 text messages per month are being sent by subscribers from their handsets.

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

Entrepreneur Classes and Economic Preferences

Block C and F licenses were reserved for Entrepreneurs meeting certain limiting criteria set forth in FCC Rules.  Entrepreneurs were granted a set of economic preferences in the Auctions.  Under FCC Rules, an Entrepreneur is defined as an entity that, together with its affiliates and persons or entities that holds attributable interests in such entity and their affiliates, has less than (i) $500 million of assets and (ii) $125 million of annual gross revenue over the prior two years.  In addition, FCC Rules define three classes of Entrepreneurs, with each class eligible for different economic preferences in the Blocks C and F Auctions.  The Partnership’s Entrepreneur qualification is as a “Small Business,” which is an entity that had less than $40 million of aggregate annual gross revenue averaged over the last three years, at the date of grant of the license.

Small Businesses were entitled to make interest-only payments for the first six years and can amortize interest and principal over the remaining four years of the license term.  The interest rate applicable to Small Businesses is the 10-year treasury note rate at the date of grant of the license.  In addition, Small Businesses were entitled to a bidding credit of 25%.  In March 1997, the FCC issued an order suspending indefinitely interest payments on all Block C licenses; however, interest continued to accrue.  Ultimately, in accordance with the FCC procedures specified in the FCC’s March 24, 1998 Order on Reconsideration of the Second Report and Order (the “Reconsideration Order”), the Partnership commenced interest payments during July, 1998. The Partnership owes $51.3M exclusively in connection with the Puerto Rico License.

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

Employees

The Partnership, including its majority owned subsidiary NewComm, had approximately 300 employees at the end of 2002.

Available Information

We file annual reports on form 10-K, quarterly reports on Form 10Q, current reports on Form 8-K, amendments to these reports, and other information with the Securities and Exchange Commission (“SEC”).  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1800-SEC-0330.  The SEC maintains and Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2.  PROPERTIES

The Partnership leases office space in Hato Rey and Guaynabo, Puerto Rico.  In connection with the Partnership’s Puerto Rico Network, NewComm leases sites where its telephone switching equipment, relay stations and other equipment are located, as well as sites and kiosks in malls and shopping centers where it sells its services to the public.

In connection with the California Licenses, the Partnership leases sites where its network equipment and antennas are located.

ITEM 3.  LEGAL PROCEEDINGS

From time to time the Partnership is involved in litigation arising from the ordinary course of business, some of which is ongoing.  The General Partner does not believe that any litigation involving the Partnership will have a material adverse effect on the Partnership’s business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

As of December 31, 2002, the General Partner holds one general partnership interest, and 1,606 investors hold an aggregate of 2,906.1 units of limited partnership interest.  There are 3.3 units held as treasury units.

There have been no cash distributions to the Investors to date.  The following summary of certain allocation provisions of the Partnership Agreement is entirely qualified by reference to the Partnership Agreement, which was previously attached as an Exhibit to the Partnership’s Form 10-K, filed March 31, 1997.  As a general rule, the General Partner shall cause the Partnership to make distributions, if any, of cash flow received from operations of the Partnership which the General Partner, in its sole discretion, determines to distribute to Investors (“Cash Flow”).  All distributions will be made 75% to the Investors and 25% to the General Partner.  Distributions to the Investors shall be made in proportion to the number of Units held by each Investor on the last day of the calendar quarter to which such distribution relates.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes selected consolidated financial data of the Partnership from the period from January 1, 1998 to December 31, 1998, from January 1, 1999 to December 31, 1999, from January 1, 2000 to December 31, 2000 from January 1, 2001 to December 31, 2001, and from January 1, 2002 to December 31, 2002.  This information should be read in conjunction with the Partnership’s audited consolidated financial statements and related notes thereto and management discussion contained herein.  The financial statements for the calendar years 2001 and 2000, which were audited by Arthur Andersen, LLP, the predecessor independent accountants, are restated.  The financial statements for the calendar years ended December 31, 2000 and December 31, 2001 are considered unaudited for reasons discussed in Item 7 and in Note 2 to the Partnership’s audited consolidated financial statements attached to this Annual Report on Form 10-K.

Statements of Operations Data

	December 31, 2002	December 31, 2001(1)	December 31, 2000(1)	December 31, 1999(2)	December 31, 1998(2)
Revenues:
Service revenues	$99,779,656	$112,025,407	$79,906,400	$4,950,769	$—
Handsets and accessories sales	8,177,441	11,710,520	12,104,805	2,357,790	—

Total Revenues	107,957,097	123,735,927	92,011,205	7,308,559	—
Expenses:
Operating expenses	103,734,297	119,309,062	112,939,103	25,114,638	5,624,814

Income (loss) from operations	4,222,800	4,426,865	(20,927,898)	(17,806,079)	(5,624,814)

Interest expense	(16,212,644)	(20,172,216)	(11,141,769)	(2,263,002)	(5,749)

Depreciation and amortization	(14,171,258)	(17,631,238)	(20,458,500)	(2,957,683)	(71,625)

Loss before other income (expense)	(26,161,102)	(33,376,589)	(52,528,167)	(23,026,764)	(5,702,188)
Other Income (expense)

Gain on sale of investment in stock of subsidiary	13,000,000	—	—	—	—

Equity in net loss of subsidiary	(114,746)	—	—	—	—

Interest income	249,661	548,002	490,309	832,006	324,232

Gain on sale of Visalia-Porterville license	—	—	—	—	—
License		4,814,337
Other	1,113	—	—	—	—
Settlement credit on legal disputes					2,090,876
Norfolk bid withdrawal penalty credit	—	—	—	—	2,848,374
License cost forfeiture after disaggregation, prepayment and amnesty options offered by the FCC	—	—	—	—	(10,989,972)

Net loss	$(13,025,074)	$(28,014,250)	$(52,037,858)	$(22,194,758)	$(11,428,678)

Net loss attributable to General Partner	$(13,025,074)	$(28,014,250)	$(25,765,959)	$(5,548,690)	$(2,857,170)

Net loss attributable to Limited Partners	$—	$—	$(26,271,898)	$(16,646,068)	$(8,571,508)

Net loss per unit attributable to Limited Partners	$—	$—	$(9,035)	$(5,725)	$(3,028)

(1)         Each of the 2001 and 2000 calendar years are restated and unaudited.

(2)   Calendar years audited by other independent public accountants.

Balance Sheets Data

	December 31, 2002	December 31, 2001(1)	December 31, 2000 (1)	December 31, 1999 (2)	December 31, 1998(2)
ASSETS:
Cash and cash equivalents	$22,709,786	$10,241,902	$9,338,798	$6,546,305	$4,246,412
Accounts receivable, net	18,078,204	19,099,986	20,049,769	3,244,067	1,633,024
Insurance claim receivable	270,002	1,496,324	1,256,285	—	—
Interest receivable	8,000	2,000
Inventories	10,461,112	10,305,254	12,977,164	9,201,823	—
Prepaid expenses	625,610	652,279	751,603	1,406,684	125,388
Investment in Securities	10,000,000	—	—	—	—
Investment in Subsidiary	277,254	—	—	—	—
PCS licenses, net	57,517,974	57,517,974	64,838,452	67,543,320	64,757,512
Deferred financing costs	901,235	906,731	1,730,047
Note receivable from officer	100,000	100,000	—	—	—
Property and equipment, net	101,931,922	102,095,953	97,002,140	89,200,611	18,495

	$222,881,099	$202,418,403	$207,944,258	$177,142,810	$70,780,831

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT):
Accounts payable and accrued Liabilities	$47,022,094	$41,642,052	$45,743,223	$107,245,472	$2,317,681
Notes payable — short-term	82,647,544	133,321,837	121,000,000	—	—
Notes payable — long-term	150,505,987	81,723,962	72,456,233	59,114,678	37,550,348

Unitholders’ capital (deficit) 2,825.9 Units in 1997, 2,830.7 Units in 1998 and 2,906.1 Units in 1999, 2000, 2001, 2002, and 1 general Partnership interest	(57,294,526)	(54,269,448)	(31,255,198)	10,782,660	30,912,802

	$222,881,099	$202,418,403	$207,944,258	$177,142,810	$70,780,831

BOOK VALUE PER UNIT	$(19,708)	$(18,668)	$(10,751)	$3,708	$10,921

(1)          Each of the 2001 and 2000 calendar years are restated and unaudited.

(2)          Calendar years audited by other independent public accountants.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Partnership was formed in January 1995 and is managed by its General Partner, SuperTel Communications Corp.  The Partnership was organized to acquire, own, consult and operate personal communication services (PCS) licenses in the Block C band and to take advantage of the benefits that the FCC has set aside for Entrepreneurs.  The Partnership owns the Puerto Rico Licenses, which consist of two 15 MHz PCS licenses covering Puerto Rico, and the California Licenses, which consist of four 15 MHz PCS licenses covering the California cities of Eureka, Redding, Modesto, and Merced.

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

The Stock Purchase Agreement

The purchase price for the 0.2% share interest in NewComm shall be determined after all conditions to closing are obtained.  The principal conditions for this closing are the closing of the long term financing for NewComm and the final approval by the FCC.  At such time, ClearComm and TLD will select an internationally recognized investment-banking firm who will perform a valuation of the shares to be sold.  The investment banker will have an agreed upon period of time to prepare the valuation of the shares.  After delivery of the valuation, a closing will occur.

The investment banking firm will use a combination of various methodologies for its valuation, that include:  discounted cash flows, comparable transactions and trading prices of comparable transactions, and trading prices of comparable publicly held companies and in the application of such methodologies shall use acceptable industry standards.  Payment shall be in cash.

The Shareholders Agreement

In consideration of the sale of a controlling interest in NewComm a new Shareholders Agreement shall become effective upon the closing of the Stock Purchase Agreement.  The Shareholders Agreement shall incorporate all of the rights and benefits under the current Joint Venture Agreement, which include, rights of first refusal, pre-emptive rights, drag along rights, registration rights, piggy back rights, financial reporting and other rights.

In addition to the above, ClearComm will have approval rights for a great number of actions that have the intent of protecting the Partnership’s then minority interest in NewComm, some of which are as follows: any transaction between NewComm and a shareholder or an affiliate of such shareholder, other than the Management Agreement and the Technology Transfer Agreement; the annual strategic business plan and operating budgets for each calendar year and any variations or modifications which individually or in the aggregate exceed ten percent of the operating budget for such annual period; the appointment of the general manager, the director of finance and all directors of each division of NewComm, as well as the compensation of each such person, consent to which shall not be unreasonably withheld; the engagement of a new marketing consultant and the employment of marketing strategies, promotions, advertising and product development different from those in effect on the date hereof, consent to which shall not unreasonably be withheld; any modification to the Certificate of Incorporation or Bylaws of NewComm that would have an adverse effect on any rights granted to a shareholder thereunder or under applicable law; and any amendments or modifications to the Management Agreement or the Technology Transfer Agreement in effect as of the Effective Date.  ClearComm will have the right to appoint four directors and TLD five directors.

The Sale Agreement

The new Sale Agreement provides that ClearComm (or TLD) may trigger a shareholder obligation to sell NewComm.  Within 30 days of a notice of sale, TLD (or ClearComm as the case may be) would have the right to purchase ClearComm’s (or TLD’s) interest.  The purchase price to be paid at that time would be based on a valuation performed by the investment-banking firm that prepared the one under the Stock Purchase Agreement.

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

Project Finance Facility

With the signing of the Stock Purchase Agreement ABN/AMRO (the “Bank”) has proceeded to work towards providing a $110 million Project Finance Facility for NewComm.   The Project Finance Facility will consist of five-year term credit, with a balloon payment at the end of the term.

An agreement restructuring Lucent’s outstanding debt has been attained and it was executed on June 4, 2003.  The now outstanding debt to Lucent is $51.5M and is payable over a six-year period at 8% annual interest rate.  On June 20, 2003, an agreement restructuring Alcatel’s debt was executed.  Alcatel’s credit is $5.4 at 6.5% over a three year period.  Also, by means of letter from TLD (and its parent, Telefónica Internacional, S.A., and its affiliate, Telefónica Móviles), TLD has agreed to issue a corporate guarantee to serve as collateral for a $110M bank loan.

California Licenses

Since January 2002 the Partnership has had a wireless DSL network in place throughout in certain areas within California in compliance with the FCC build out requirements.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions.  The Partnership has no off-balance sheet arrangements and believes that of its significant accounting policies (see Note 4 to the consolidated financial statements), the following may involve a higher degree of judgment and complexity.

We rely on the use of estimates and make assumptions that impact our financial condition and results.  These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these might change in the future.  Some of the most critical accounting policies that might materially impact our results include:

Valuation of Accounts Receivable, Inventories, Long-lived Assets and Intangibles

Allowance for Doubtful Accounts - Estimates used in determining our provision for doubtful accounts are based on our historical collection experience, current trends, credit policy and a percentage of our accounts receivable by aging category.  In determining these percentages, we look at historical write-offs of our receivables and our history is limited.  We also look at current trends in the credit quality of our customer base as well as changes in the credit policies.  Under NewComm’s credit policy, customers who do not meet certain credit criteria are required to make a deposit ranging from $70 to $250 that could be credited against future billings, to control credit exposure.  If the estimates are insufficient for any reason, our operating income, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and available cash would be reduced.

Write-down of Refurbished and Excess or Obsolete Inventories - We currently have written-down refurbished handset inventories to the lower of cost or market value (which approximates cost to refurbish or replace the handsets).  We currently have written-down excess or obsolete handset accessories to net realizable value.  As an inducement to obtain new customers the Partnership may sell handsets to customers for a price that is less than cost.  The loss on such sales is recognized at the time of sale.  We continue to monitor the depletion of our current inventory levels.  If we do not deplete the refurbished handsets or the handset accessories, we may have to record an additional write-down for any remaining refurbished and excess or obsolete inventories due to lower realizable retail prices on those inventories.  If the estimated write-down for refurbished and excess or obsolete inventories is understated, operating income, and EBITDA would be reduced.

Long-lived Assets - We continually evaluate long-lived assets to determine whether current events and circumstances warrant adjustment to the carrying values or amortization periods.  The Partnership measures impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition must be made.  If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.  The impairment loss, if any, is determined based on projected discounted future operating cash flows using a discount rate reflecting the Partnership’s average cost of funds.  No impairment loss was recognized during 2002, 2001 and 2000.  If the estimates used to measure impairment are insufficient for any reason, our net income or loss would be reduced or increased, respectively.

Valuation of Intangibles (PCS Licenses) – Because of the adoption by the Partnership of the SFAS 142 (Goodwill and other Intangible assets) imposed by the FASB for calendar years commencing after December 31, 2001, PCS Licenses are no longer amortized and instead they are subject to periodic impairment testing.  Based on analysis of future cash flows and other related variables, we determined that no impairment adjustment was necessary for the year ended December 31, 2002.  We will perform the impairment test at least every quarter or as soon as anything comes to our attention that could cause us to believe that the recorded balance of the PCS Licenses may be affected.  If the estimates used to measure impairment are insufficient for any reason, our net income or loss would be reduced or increased, respectively.

Revenue Recognition

We recognize post paid PCS service revenue from our customers as they use the service.  Prepaid PCS service revenue are recognized based on estimates of usage.  Additionally, we provide a reduction of recorded revenue for billing adjustments and billing corrections.  We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and through our third party dealers.  If the estimate used to recognize prepaid PCS service revenue usage varies from actual results or if the estimate of certain revenue adjustments is inaccurate, our revenues would be adjusted accordingly.

Restatement of Financial Statements

Management restated the Partnership’s financial statements for 2001 and 2000, as described in Note 2 to the audited consolidated financial statements included as part of this Annual Report on Form 10-K.  Our prior independent accountants, Arthur Andersen, LLP, are not able to reissue their report relating to the Partnership's financial statements for 2001 and 2000 or to audit the restatement adjustments described in Note 2 because they ceased operations in 2002.  Our successor independent accountants, Kevane Soto Pasarell Grant Thornton LLP have not audited those periods and do not issue an opinion on the financial statements for the calendar years ended December 31, 2001 and 2000.  Our successor independent accountants have only audited our financial statements for the calendar year ended December 31, 2002 and have issued the Independent Auditor’s report included herein.

Accordingly, our financial statements for the calendar years ended December 31, 2001 and 2000 are restated and unaudited.

Impact of Unaudited Financial Statements

As explained above and in Note 2 to the audited consolidated financial statements for the calendar year ended December 31, 2002, our consolidated financial statements for the calendar years ended December 31, 2001 and 2000 have been restated.  Our prior independent accountants, Arthur Andersen LLP, are not able to reissue their report relating to the Partnership’s financial statements for 2001 and 2000 or to audit the restatement adjustments described in Note 2 because they ceased operations in 2002.  We believe that the effect of the adjustments made in the re-stated financial statements, and the nature of the accounting issues addressed by those adjustments, do not have a material effect on the Partnership’s financial position as a whole or on the Partnership’s investors, creditors, suppliers, employees or customers.  Therefore, we believe that a re-audit of the Partnership’s 2001 and 2000 consolidated financial statements is unnecessary.  Accordingly, our consolidated financial statements for the calendar years ended December 31, 2001 and 2000 are restated and unaudited.  Our audited consolidated financial statements for the calendar year ended December 31, 2002 are included as part of this Annual Report on Form 10-K.

As explained in Item 5, there is no trading market for the Partnership’s Units, and it is unlikely that a trading market will exist at any time in the future.  Our access to the capital markets is presently restricted because of our inability to include in future registration statements or reports audited financial statements for the calendar year ended December 31, 2001, for the reasons described above.  In order to access the public capital markets, the Securities and Exchange Commission (the “SEC”) rules require us to include or incorporate by reference in any prospectus three years of audited financial statements.  Until our audited consolidated financial statements for our calendar year ending December 31, 2004 become available, the SEC’s current rules would require us to present in a registration statement audited financial statements for our calendar year 2001.  Our financial statements for our calendar year 2001, however, were previously audited by Arthur Andersen LLP and have since been restated without re-audit, rendering them unaudited.  Accordingly, we expect we will not be able to access the public markets until after the audited financial statements for our calendar year ending December 31, 2004 are available.

Results of Operations - 2002 Compared to 2001

The Partnership’s revenues for the year ended December 31, 2002, which amounted to $107,957,097 ($123,735,927 in 2001), included $99,779,656 ($112,025,407 in 2001) in service revenues and $8,177,441 ($11,710,520 in 2001) in handset and accessories sales generated from NewComm’s wireless operations.  The decrease in service revenues is primarily due to the migration during the last quarter of 2002 to a new billings and collection system that accurately stops the billing cycle for delinquent customers and reflects the corresponding nonbillable time and provision for doubtful accounts, if any, that results.  The decrease in handset and accessories revenues is related to a reduction in the retail pricing of handsets.  The Partnership’s operations are not materially effected by inflationary increases.  Any inflationary impact on the cost of products and services offered by the Partnership’s subsidiary, NewComm, is offset by pricing adjustments to the retail prices of handsets, accessories, and various offers available to the customers.

Expenses

Operating expenses for the year ended December 31, 2002 totaled $103,734,297, as compared to $119,309,062 for the same period in 2001.  During 2002, the Partnership’s expenses included  $20,297,712 ($32,583,589 for 2001) in costs of handset and accessories, $15,662,484 ($13,884,281 for 2001) in salaries and benefits, $9,915,770 ($12,307,559 for 2001) for legal and professional services, $14,171,258 ($17,631,238 for 2001) in depreciation and amortization, $9,854,591 ($10,585,296 for 2001) in provision for doubtful accounts, $41,933,202 ($42,328,048 for 2001) in interconnection, network maintenance, sales commissions, advertising, rent, taxes and other expenses, $5,808,374 ($7,481,362 for 2001) for services rendered by related parties and $262,164 ($138,927 for 2001) for management fees paid to the general partner.  The decrease in expenses during 2002, as compared to 2001, is primarily associated with the decrease in the cost of handsets and accessories and the non-amortization of the licenses under generally accepted accounting principles, which resulted in a reduction of $2.6 million in depreciation and amortization expense.  The increase in salaries and benefits was offset by a decrease in legal and professional services and a reduction in the provision for doubtful accounts, due to better collection efforts and tighter credit policy.

Net loss of $13,025,074 for 2002 and $28,014,250 for 2001, reflects the costs of competing in the Puerto Rico market against existing and new cellular and PCS operators in order to continue to develop and maintain a strong subscriber base.  The reduction of the net loss as compared to the prior year is primarily due to the reduction of handset costs which had a favorable impact of $8.8 million on the subsidy granted in the sale of handsets and accessories in 2002 as compared to 2001, on which a negative margin of $12,120,271 was generated during 2002 ($20,873,069 in 2001).  In addition, sales commissions, advertising, and salaries and benefits expenses amounting to $28,365,576 for 2002 ($32,306,687 for 2001), which have been required to penetrate the market and serve the established subscriber base, have also reduced the net loss by $4 million as compared to 2001.

Interest expense for the year ended December 31, 2002, totaled $16,212,644 as compared to $20,172,216 for the same period in 2001.  The decrease in interest expense during 2002 is primarily attributable to the restructuring of the Partnership’s Notes Payable (refer to Notes 12 and 14 to the accompanying consolidated financial statements) and to downward trends of interest rates in the markets.  In 2002, the Partnership had interest income of $249,661, as compared to $548,002 in 2001.

Liquidity and Capital Resources

As of December 31, 2002, the Partnership had cash and cash equivalents amounting to $22,709,786, which are mostly related to proceeds from the sale of the Visalia-Porterville license and the sale of investment in stock of subsidiary to an investor group.

As part of the agreement with TLD, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that required Lucent to build a network that uses Code Division Multiple Access (“CDMA”) protocol. The total cost was approximately $125 million.  On June 4, 2003, Lucent’s outstanding debt was restructured at a six-year term with an interest rate of eight percent (8%) annually.  As of December 31, 2002, $60,531,697 was outstanding under this financing agreement (refer to Note 14(a) to the accompanying consolidated financial statements).  As of September 2003, the balance owed to Lucent is $51.5 million.

Alcatel USA International Marketing, Inc. (“Alcatel”) was contracted to build part of the CDMA network. On June 20, 2003, NewComm and Alcatel entered into Amendment No. 2 to Promissory Agreement and Note dated as of December 28, 2001.  By means of this Amendment, the principal owed to Alcatel by NewComm was reduced to $5.4 million at 6.5% annual interest rate with a three year term amortization.

In addition, the Partnership owes the United States Federal government approximately $51,339,555 (undiscounted) plus accrued interest at 6.5% in connection with the acquisition of its Puerto Rico PCS licenses.  As of December 31, 2002, the notes payable to FCC are presented net of a discount of approximately $6,317,876 (refer to Note 14(c) to the accompanying consolidated financial statements).

The Partnership has a secured promissory note payable to TLD, which bears interest at the floating rate of 90-day LIBOR plus 1.5% and is due in March, 2004.  In addition, in January 2000 the joint venture agreement with TLD was amended to provide NewComm a revolving line of credit of approximately $30 million for working capital from TLD.  This loan was paid-off in December 2000 by means of a $60 million bridge loan (the “Bridge Loan Facility”) to NewComm from ABN-AMRO and BBVA (the “Banks”).  The original Bridge Loan Facility bore interest at 1.5% over 90-day LIBOR, which was originally supposed to expire on March 15, 2001, and was then extended until March 17, 2002, with an interest rate of .75% over 90-day LIBOR.  The Bridge Loan is now guaranteed by TISA and was extended again until December 31, 2003.  It is expected that the bridge loan will be replaced with a permanent Project Finance Facility of approximately $110 million.

The Partnership, by means of Syncom, and TLD, each contributed $15 million of additional capital.  Syncom now has ownership of 8.02% of NewComm after having contributed a total of $25 million of capital.  On March 2, 2002, the Partnership sold a portion its equity interest equal to 4.08% (on a fully diluted basis) in NewComm to a group of investors led by Fleet Development Ventures for $13 million.  The Partnership believes it has obtained sufficient funds, together with TLD, to provide NewComm with the capital necessary for the Project Finance Facility and to fully fund NewComm’s operations.

Once TLD is able to convert its debt to 49.9% of NewComm, and the 0.2% control stock sale is consummated, Clearcomm will own 38.3% of New Comm equity.

As a result of the restructuring of its FCC debt in June 1998, the Partnership has no outstanding debt on its California Licenses, which consist of 15MHz of bandwidth covering an approximate population of 1.1 million people in Eureka, Redding, Merced, and Modesto, all within the state of California.

Since January 2002 the Partnership has had a wireless DSL network in place throughout certain areas within California in compliance with the FCC build out requirements.

The Partnership anticipates that earnings and cash distributions derived from its Puerto Rico Network once it matures, interim and permanent financing and, if necessary, additional capital calls from its Investors or accessing the public capital markets, should provide it with the liquidity to meet its obligations.  The Partnership also expects that once it is able to fully develop its California Licenses, it will have additional sources of revenues and profits.

Results of Operations - 2001 Compared to 2000

The Partnership’s revenues for the year ended December 31, 2001, which amounted to $123,735,927 ($92,011,205 in 2000), included $112,025,407 ($79,906,400) in service revenues and $11,710,520 ($12,104,805 in 2000) in handset and accessories sales generated from NewComm’s wireless operations.  The increase in service revenues is primarily due to an increase in the wireless customer base during 2001 as compared to 2000.

Expenses

Operating expenses for the year ended December 31, 2001 totaled $119,309,062, as compared to $112,939,103 for the same period in 2000.  During 2001, the Partnership’s expenses included $32,583,589 ($32,309,660 for 2000) in costs of handset and accessories,  $13,884,281 ($10,747,715 for 2000) in salaries and benefits, $ 12,307,559 ($5,928,431 for 2000) for legal and professional services, $17,631,238 ($20,458,500 for 2000) in depreciation and amortization, $10,585,296 ($17,716,025 for 2000) in provision for doubtful accounts, $42,466,975 ($39,044,977 for 2000) in interconnection, network maintenance, sales commissions, advertising, rent, taxes, management fees to the general partner and other expenses, and $7,481,362 ($7,062,610 for 2000) for services rendered by related parties.  The increase in expenses during 2001, as compared to 2000 is primarily associated with an increase in NewComm’s head count and operating expenses needed to expand NewComm’s operations and its market share.  The increase in operating expenses was offset by a decrease in the provision for doubtful accounts of $7,130,729 during 2001, as compared to 2000, due to better collection efforts.  Depreciation and amortization expense decreased after the handsets rented to customers were fully depreciated in May 2001.

Net losses of $28,014,250 for 2001 and $52,037,858 for 2000, reflect the costs of entering the Puerto Rico market and meeting the competition of existing cellular and PCS operators in order to develop a subscriber base.  To meet competition, a significant subsidy is granted in the sale of handsets and accessories, on which a negative margin of $20,873,069 was generated during 2001 ($20,204,855 in 2000).  In addition, salaries, sales commissions and advertising expenses amounting to $32,306,687 ($25,842,980 in 2000) have been required to penetrate the market and serve the established subscriber base.

Interest expense for the year ended December 31, 2001, totaled $20,172,216, as compared to $11,141,769 for the same period in

2000.  The increase in interest expense during 2001 is primarily attributable to the FCC Note, the TLD notes, the Note Payable to Lucent, and the Bridge Loan Facility (refer to Notes 12 and 14 to the accompanying consolidated financial statements).  In 2001, the Partnership had interest income of $548,002, as compared to $490,309 in 2000.

Results of Operations - 2000 Compared to 1999

The Partnership’s revenues for the year ended December 31, 2000, which amounted to $92,011,205, included $79,906,400 in service revenues and $12,104,805 in handset and accessories sales.

Expenses

Expenses for the year ended December 31, 2000 totaled $133,397,603 (including depreciation and amortization of $20,458,500) as compared to $28,072,321 (including depreciation and amortization of $2,957,683) for the same period in 1999.  During 2000, the Partnership’s expenses included  $32,309,660 ($4,430,637 for 1999) in costs of handset and accessories,  $10,747,715 ($5,128,280 for 1999) for salaries and benefits, $5,928,431( $2,144,349 for 1999) for legal and professional services, $17,716,025 ($625,000 for 1999) in provision for doubtful accounts, $39,044,977 ($9,663,546 for 1999) in advertising, sales commissions, interconnection, management fee, rent, taxes and other expenses, and $7,062,610 ($2,980,718 for 1999) for consulting and legal services associated with the start-up of NewComm charged by related parties such as TLD and TISA.  The increase in expenses during 2000 is associated with a full year of NewComm’s operations, as compared with only three months during 1999.

In 2000, the Partnership had interest earnings of $490,309 compared to $832,006 in 1999.  The decrease in interest income during 2000 is attributable to NewComm’s use of the funds loaned by TLD.  Interest expense increased in 2000 to $11,141,769, as compared to $2,263,002 in 1999, mostly due to a full year of interest on the TLD and FCC notes.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership’s exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks.  The Partnership invests cash balances in excess of operating requirements in short-term money market funds.  As of December 31, 2002, the Partnership had cash equivalents and short-term investments of $22,709,786 consisting of cash and highly liquid, short-term investments in money market funds.

The Partnership’s cash and cash equivalents will increase or decrease by an immaterial amount if market interest rates increase or decrease, and therefore, its exposure to interest rate changes has been immaterial.  The Partnership’s loans payable to the FCC have a fixed interest rate of 6.5% and therefore are not exposed to interest rate risks.  The TLD Note relating to indebtedness of NewComm bears interest at the floating rate of the 90-day LIBOR plus 1.5% and is due in March 2004.  Lucent’s debt was restructured on June 4, 2003 to a six-year term credit facility with an interest rate of eight percent (8%) annually.  As of August 2003, the outstanding principal balance owed to Lucent was $51.5 Million.  The Bridge Loan bears an interest rate of 0.75% over 90-day LIBOR and is now guaranteed by TISA.  As part of this arrangement ClearComm agreed to pay an annual fee of 2% over half of this guarantee (or $30 million), or provide an equivalent cash collateral to the Banks.  This loan guarantee fee is not due until the sale of the Partnership’s interest in NewComm.  The Bridge Loan Facility has been extended again to December 31, 2003.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ClearComm, L.P.

Report of Independent Public Accountants — December 31, 2002 (Audited), 2001 and 2000 (Restated and Unaudited)

Consolidated Balance Sheets - December 31, 2002 (Audited), 2001 and 2000 (Restated and Unaudited)

Consolidated Statements of Operations for the years ended - December 31, 2002 (Audited), 2001 and 2000 (Restated and Unaudited)

Consolidated Statements of Changes in Partners’ Deficit for the years ended - December 31, 2002 (Audited), 2001 and 2000 (Restated and Unaudited)

Consolidated Statements of Cash Flows for the years ended - December 31, 2002 (Audited), 2001 and 2000 (Restated and Unaudited)

Notes to Consolidated Financial Statements

SuperTel Communications Corp.

Report of Independent Public Accountants – December 31, 2002, 2001 and 2000

Balance Sheets - December 31, 2002, 2001 and 2000

Statements of Income and Accumulated Deficit for the years ended December 31, 2002, 2001 and 2000

Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Financial Statements

All financial schedules have been omitted because they are not applicable or because the information required is included in the financial statements or notes thereto.

Report of Independent Public Accountants

To the Partners of

   CLEARCOMM L.P.:

We have audited the accompanying consolidated balance sheet of CLEARCOMM L.P. (a Delaware Limited Partnership) AND SUBSIDIARY (“the Partnership”) as of December 31, 2002, and the related consolidated statements of operations, changes in partners’ deficit, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements of the Partnership as of and for the years ended December 31, 2001 and 2000, were previously presented as audited financial statements by other auditors who, subsequent to the date April 16, 2002, of their auditors’ opinion, have ceased operations and whose report included an explanatory paragraph that described certain uncertainties regarding the Partnership’s ability to continue as a going concern.  These other auditors expressed their opinion prior to the restatement discussed in Note 2.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClearComm, L.P. and Subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Partnership has suffered recurring operating losses, has a working capital deficit and a partners’ capital deficit, and has not yet obtained permanent financing for the cost of its network and its working capital needs which matters raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the accompanying consolidated financial statements, the Partnership has restated its consolidated financial statements as of and for the years ended December 31, 2001 and 2000 (presented herein as restated), all of which were previously audited by other independent accountants who have ceased operations.  We performed no auditing procedures with respect to the consolidated financial statements as of and for the years ended December 31, 2001 and 2000 (presented herein as unaudited), and we express no opinion on such financial statements.

As discussed in Note 4(i), effective January 1, 2002, the Partnership changed its method for assessing the recoverability of its intangible assets.

/s/ Kevane Soto Pasarell Grant Thornton LLP

San Juan, Puerto Rico,
August 27, 2003.

ClearComm, L.P.

Consolidated Balance Sheets

December 31, 2002, 2001 and 2000

		(Restated and Unaudited)
	2002	2001	2000

CURRENT ASSETS:
Cash and cash equivalents	$22,709,786	$10,241,902	$9,338,798
Accounts receivable, net of allowance for doubtful accounts of $18,627,970, $18,404,570 and $18,341,025, respectively	18,078,204	19,099,986	20,049,769
Insurance claims receivable	270,002	1,496,324	1,256,285
Interest receivable	8,000	2,000	—
Inventories	10,461,112	10,305,254	12,977,164
Prepaid expenses	625,610	652,279	751,603

Total current assets	52,152,714	41,797,745	44,373,619

INVESTMENT IN SECURITIES	10,000,000	—	—

INVESTMENT IN 49% SUBSIDIARY, AT EQUITY, NET	277,254	—	—

PCS LICENSES	57,517,974	57,517,974	64,838,452

DEFERRED FINANCING COSTS	901,235	906,731	1,730,047

NOTE RECEIVABLE FROM OFFICER	100,000	100,000	—

PROPERTY AND EQUIPMENT, net	101,931,922	102,095,953	97,002,140

Total assets	$222,881,099	$202,418,403	$207,944,258

LIABILITIES AND PARTNERS’ DEFICIT

CURRENT LIABILITIES:
Current portion of notes payable	$22,647,544	$73,321,837	$61,000,000
Bridge Loan Facility	60,000,000	60,000,000	60,000,000
Accounts payable and accrued liabilities	23,430,433	27,868,715	40,314,401
Accounts payable to related parties	16,700,443	8,705,353	2,041,767
Accrued interest	4,977,700	3,517,319	1,566,872
Deferred income	1,913,514	1,550,665	1,820,183

Total current liabilities	129,669,634	174,963,889	166,743,223

LONG-TERM NOTES PAYABLE, net of current portion	150,505,987	81,723,962	72,456,233

Total liabilities	280,175,621	256,687,851	239,199,456

PARTNERS’ DEFICIT:
Limited partners’ capital (2,907.1 units issued and outstanding)	73,039,616	73,039,616	73,039,616
General partner’s capital	100,000	100,000	100,000
Accumulated losses	(130,434,138)	(127,409,064)	(104,394,814)

Total partners’ deficit	(57,294,522)	(54,269,448)	(31,255,198)

Total liabilities and partners’ deficit	$222,881,099	$202,418,403	$207,944,258

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

Consolidated Statements of Operations for the years ended

December 31, 2002, 2001 and 2000

		(Restated and Unaudited)
	2002	2001	2000
REVENUES:
Service revenues	$99,779,656	$112,025,407	$79,906,400
Handset and accessories sales	8,177,441	11,710,520	12,104,805

Total revenue	107,957,097	123,735,927	92,011,205

OPERATING EXPENSES:
Cost of handsets and accessories sold	20,297,712	32,583,589	32,309,660
Salaries and benefits	15,662,484	13,884,281	10,747,715
Legal and professional services	9,915,770	12,307,559	5,928,431
Provision for doubtful accounts	9,854,591	10,585,296	17,716,025
Advertising expense	8,461,265	10,343,116	8,471,116
Network operation and maintenance expense	8,057,442	—	—
Rent expense	7,766,611	7,976,654	7,415,356
Services rendered by related parties	6,070,538	7,620,289	7,192,295
Interconnection expense	4,916,771	3,478,164	3,612,688
Salesmen and dealers commissions	4,241,827	8,079,290	6,624,149
Taxes, other than income	1,262,577	3,089,172	6,295,122
Other expenses	7,226,709	9,361,652	6,626,546

Total operating expenses	103,734,297	119,309,062	112,939,103

INCOME (LOSS) FROM OPERATIONS	4,222,800	4,426,865	(20,927,898)

INTEREST EXPENSE	(16,212,644)	(20,172,216)	(11,141,769)

DEPRECIATION AND AMORTIZATION	(14,171,258)	(17,631,238)	(20,458,500)

LOSS BEFORE OTHER INCOME (EXPENSE)	(26,161,102)	(33,376,589)	(52,528,167)

OTHER INCOME (EXPENSE):
Gain on sale of investment in stock of subsidiary	13,000,000	—	—
Equity in net loss of 49% owned subsidiary	(114,746)	—	—
Interest income	249,661	548,002	490,309
Gain on sale of Visalia-Porterville license	—	4,814,337	—
Other	1,113	—	—

NET LOSS	$(13,025,074)	$(28,014,250)	$(52,037,858)

NET LOSS ATTRIBUTABLE TO GENERAL PARTNER	$(13,025,074)	$(28,014,250)	$(25,765,959)

NET LOSS ATTRIBUTABLE TO LIMITED PARTNERS	$—	$—	$(26,271,899)

NET LOSS PER UNIT ATTRIBUTABLE TO LIMITED PARTNERS	$—	$—	$(9,037)

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

Consolidated Statements of Changes in Partners’ (Deficit) for the years ended

December 31, 2002, 2001 and 2000

	Limited Partners		General
	Units	Amount	Partner	Total

BALANCES, December 31, 1999	2,907.1	$26,271,899	$(15,489,239)	$10,782,660

DILUTION GAIN*	—	7,500,000	2,500,000	10,000,000

NET LOSS - 2000*	—	(33,771,899)	(18,265,959)	(52,037,858)

BALANCES, December 31, 2000*	2,907.1	—	(31,255,198)	(31,255,198)

DILUTION GAIN*	—	3,750,000	1,250,000	5,000,000

NET LOSS - 2001*	—	(3,750,000)	(24,264,250)	(28,014,250)

BALANCES, December 31, 2001*	2,907.1	—	(54,269,448)	(54,269,448)

DILUTION GAIN	—	7,500,000	2,500,000	10,000,000

NET LOSS - 2002	—	(7,500,000)	(5,525,074)	(13,025,074)

BALANCES, December 31, 2002	2,907.1	$—	$(57,294,522)	$(57,294,522)

*                      Restated and Unaudited

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

Consolidated Statements of Cash Flows for the years ended

December 31, 2002, 2001 and 2000

		(Restated and Unaudited)
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,025,074)	$(28,014,250)	$(52,037,858)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Depreciation and amortization	13,958,465	17,631,238	20,458,500
Equity in losses of unconsolidated subsidiary	114,746	—	—
Amortization of loan origination fees	212,793	—	—
Amortization of discount on note payable to FCC	3,388,039	—	—
Bad debt expense	9,854,591	10,585,296	17,716,025
Gain from sale of Visalia-Porterville license	—	(4,814,337)	—
Proceeds from sale of Visalia-Porterville license	—	9,500,000	—
Changes in operating assets and liabilities-
Increase in interest receivable	(6,000)	—	—
Increase in accounts receivable, before write-offs	(8,833,805)	(9,635,513)	(33,540,727)
Increase in accounts receivable due from officer	—	(102,000)	—
Decrease (increase) in insurance claims receivable	1,226,322	(240,039)	(1,256,285)
Decrease (increase) in inventories	(155,858)	2,671,910	(3,775,341)
Decrease (increase) in prepaid expenses	26,673	922,640	(325,919)
Decrease (increase) accounts payable and accrued liabilities	(3,798,100)	344,453	(9,801,255)
Increase (decrease) in accounts payable to related parties	3,826,632	6,663,586	(773,535)
Increase in accrued interest	6,516,694	4,175,492	2,120,604
(Decrease) increase in deferred income	362,848	(269,518)	1,377,030
Total adjustments	26,694,040	37,433,208	(7,800,903)
Net cash provided by (used in) operating activities	13,668,966	9,418,958	(59,838,761)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for the purchase of investment securities	(10,000,000)	—	—
Acquisition of property and equipment	(13,794,432)	(8,207,046)	(15,500,122)
Payment for the investment in subsidiary	(392,000)	—	—
Payments for deferred financing costs	(207,297)	—	(1,848,624)
Net cash used in investing activities	(24,393,729)	(8,207,046)	(17,348,746)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of shares of NewComm	$10,000,000	$5,000,000	$10,000,000
Proceeds from Bridge Loan Facility	—	—	60,000,000
Proceeds from issuance of notes payable to TLD	18,960,080	4,990,000	39,980,000
Payment of note payable to Lucent	—	(8,298,808)	—
Payment of note payable to Alcatel	(5,767,433)	(2,000,000)	—
Payment of notes payable to TLD	—	—	(30,000,000)
Net cash provided by (used in) financing activities	23,192,647	(308,808)	79,980,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,467,884	903,104	2,792,493
CASH AND CASH EQUIVALENTS, beginning of year	10,241,902	9,338,798	6,546,305
CASH AND CASH EQUIVALENTS, end of year	$22,709,786	$10,241,902	$9,338,798
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
INTEREST PAID	$6,314,000	$12,279,000	$5,526,000
INCOME TAX PAID	$—	$—	$—

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

Notes to Consolidated Financial Statements

December 31, 2002 (Audited) , and December 31, 2001 and 2000 (Restated and Unaudited)

(1)          Reporting entity:

ClearComm, L.P. (the Partnership) was organized on January 24, 1995, under the laws of the state of Delaware.  The Partnership was created to file applications with the Federal Communications Commission (FCC) under personal communications service (PCS) frequency Block C, originally restricted to minorities, small businesses and designated entities, to become a provider of broadband PCS.  The Partnership is scheduled to terminate on December 31, 2005, or earlier, upon the occurrence of certain specific events as detailed in the Partnership Agreement.

SuperTel Communications Corp. (SuperTel), a Puerto Rico corporation, is the Partnership’s General Partner and its share of the income and losses of the Partnership is 25% in accordance with the Partnership Agreement.  Approximately 1,600 limited partners also invested in the Partnership through a private placement.  On January 22, 1997, the Partnership was granted the PCS Block C licenses for Puerto Rico and certain cities in California.

On February 4, 1999, the Partnership entered into an agreement (the Joint Venture Agreement) with Telefónica Larga Distancia de Puerto Rico, Inc. (TLD) to jointly develop and operate certain PCS licenses in Puerto Rico.  Some relevant provisions of this agreement are the following:

•                  The Partnership transferred all of its Puerto Rico licenses including its related debt with the FCC (the Partnership’s contribution) to its subsidiary NewComm Wireless Services, Inc. (NewComm), a newly organized Puerto Rico corporation owned by the Partnership, in exchange for all of NewComm’s issued and outstanding common stock.  Subsequently, the Partnership sold part of its investment in NewComm, and as of December 31, 2002, the Partnership owned 76.89% of NewComm’s issued and outstanding common stock.

•                  TLD lent approximately $20 million to NewComm by means of a secured convertible promissory note payable (the Promissory Note).  Payment of the Promissory Note is collateralized through the provisions of a separate agreement pursuant to which a security interest was imposed upon NewComm’s assets and a pledge and guaranty agreement issued by the Partnership.

•                  Once certain regulatory and other requirements are met, the Promissory Note may be converted into a certain number of shares of NewComm’s common stock corresponding to approximately 49.9% of NewComm.  On March 12, 2002, the Partnership agreed to sell an additional 0.2% of its shares in NewComm to TLD to bring TLD’s ownership to 50.1%; this transaction is subject to a third party valuation of NewComm’s stock and approval by the FCC, permission for which has been formally requested.

•                  NewComm and TLD entered into certain management and technology transfer agreements.

In September 1999, NewComm commenced providing PCS services in Puerto Rico.

On August 28, 2000, the Partnership entered into a Purchase and Sale Agreement with Leap Wireless International (Leap Wireless), pursuant to which the Partnership sold the Visalia, California license to Leap Wireless in exchange for a $9,500,000 cash payment.  The transaction closed on June 8, 2001.

NewComm received an aggregate equity investment of $25,000,000 ($10 million in 2002, $5 million in 2001 and $10 million in 2000) from Syndicated Communications Venture Partners IV, L.P. (“Syncom”), a third party, in exchange for a 15.39% ownership in NewComm.

On March 2, 2002, the Partnership sold approximately 4.08% of its investment in NewComm to a group of investors led by Fleet Development Ventures for $13 million.

(2)          Restatement of prior year’s financial statements:

The Partnership’s previously issued consolidated financial statements as of and for the years ended December 31, 2001 and 2000 have been restated to correct the accounting for certain items, as described below:

(a)           Minority interest liability – During the years ended December 31, 2001 and 2000, an outside group invested $15 million in NewComm.  At December 31, 2001 and 2000, the stockholders’ deficit of NewComm was $77.5 million and $51.6 million, respectively.  In the event of liquidation and if there are available funds, this new investor acquired a liquidation preference, but otherwise, there is no entity nor investor guarantee concerning the return of the amounts invested.  Therefore, the presentation in the consolidated balance sheets of a minority interest liability of $13,362,939 in 2001 and $9,717,529 million in 2000 was incorrect.  These amounts represent the gross amount of the new investments, reduced by the proportional and time dated accumulated share in the operating losses of NewComm ($1,637,061 in 2001 and $282,471 in 2000).

(b)         The gain resulting from the new minority interest investment in the Partnership’s subsidiary, NewComm – This issue is closely allied to the preceding issue concerning the minority interest liability.  Since there is no existing minority interest liability, then, at the level of the Partnership, there is a gain resulting from the investment in NewComm by the new investors.  The gain is an equity gain since the Partnership’s participation in the stockholders’ deficit of NewComm has been reduced from 100% to 95.08% in 2001 and to 96.72% in 2000 which gain has been presented as a dilution gain in the accompanying restated and unaudited financial statements as of and for the years ended December 31, 2001 and 2000.

The reclassifications made to properly present the issues mentioned above, reduced the partners’ deficiency by $5 million in 2001 and $10 million in 2000.

(c)          Allocation of operating losses to the Partnership’s limited partners -  The consolidated financial statements for the years 2001 and 2000 indicated a negative capital balance for the limited partners of $32.5 million and $12.5 million, respectively.  By definition, their participation in operating losses is limited to the amount of capital invested.  The presentation of a negative capital balance for the limited partners was restated by a reclassification to the general partner of the balance amount of losses allocated to the limited partners in excess of the amount of their investment.  This reclassification had no effect on the financial position or the results of operations of the Partnership.

The effect of the corrections to the Partnership’s consolidated financial statements as of and for the years ended December 31, 2001 and 2000, is summarized as follows:

	December 31, 2001		December 31, 2000
Balance Sheets	As originally presented	As restated (unaudited)	As originally presented	As restated (unaudited)
	(all amounts in $millions)		(all amounts in $millions)

Total assets	$202.4	$202.4	$207.9	$207.9
Liabilities, other than minority interest	$256.7	$256.7	$239.2	$239.2
Minority interest	13.3	—	9.7	—

Total liabilities	270.0	256.7	248.9	239.2
Partners’ deficiency	(67.6)	(54.3)	(41.0)	(31.3)

Total liabilities and partners’ deficiency	$202.4	$202.4	$207.9	$207.9

Statements of Operations

Revenues	$123.7	$123.7	$92.0	$92.0
Operating costs and expenses	136.9	136.9	133.4	133.4
	(13.2)	(13.2)	(41.4)	(41.4)
Gain on sale of license	4.8	4.8	—	—
Loss from operations	(8.4)	(8.4)	(41.4)	(41.4)
Interest expense, net	(19.6)	(19.6)	(10.7)	(10.7)
Loss before minority interest	(28.0)	(28.0)	(52.1)	(52.1)
Minority interest	1.3	—	0.3	—
Net loss	$(26.7)	$(28.0)	$(51.8)	$(52.1)
Net loss attributable to General Partner	$(6.7)	$(28.0)	$(13.0)	$(25.8)
Net loss attributable to Limited Partner	$(20.0)	$—	$(38.8)	$(26.3)

	As originally presented			As restated (unaudited)
	(all amounts in $millions)			(all amounts in $millions)
Statements of Changes in Partner’s Capital (Deficit)	Limited Partner	General Partner	Total	Limited Partner	General Partner	Total

Balance at December 31, 1999	$26.3	$(15.5)	$10.8	$26.3	$(15.5)	$10.8

Net loss - 2000	(38.8)	(13.0)	(51.8)	(33.8)	(18.2)	(52.0)

Dilution gain	—	—	—	7.5	2.5	10.0

Balances at December 31, 2000	(12.5)	(28.5)	(41.0)	—	(31.2)	(31.2)

Net loss - 2001	(20.0)	(6.6)	(26.6)	(3.8)	(24.2)	(28.0)

Dilution gain	—	—	—	3.8	1.2	5.0

Balances at December 31, 2001	$(32.5)	$(35.1)	$(67.6)	$—	$(54.2)	$(54.2)

(3)          Going concern issues and financing arrangements:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Partnership commenced operations in September 1999 and has incurred net losses of approximately $13.0 million in 2002, $28.0 million in 2001 and $52.0 million in 2000.  It also has a working capital deficiency and a stockholders’ deficit of $80.5 million and $57.3 million, respectively, as of December 31, 2002.  The Partnership is likely to continue incurring losses until such time as its subscriber base generates revenue in excess of the Partnership’s expenses.  Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by means other than its revenues.

As part of the agreement with TLD, the Partnership entered into a contract with Lucent Technologies, Inc. (“Lucent”) that requires Lucent to build a network that uses Code Division Multiple Access (“CDMA”) protocol.  The Partnership has incurred approximately $119 million in the construction of this network.  During 2000, the Partnership’s management and Lucent agreed on formally extending the payment of up to $61 million of the total amount of network construction costs, at the time, under a formal financial agreement.  On June 4, 2003, the Partnership entered into a Senior Credit Agreement with Lucent, which extends the maturity date of the $61 million to September 30, 2009, with interest at 8% annually.  See Note 14(a).

Alcatel USA International Marketing, Inc. (“Alcatel”) was contracted to build part of the CDMA network.  On December 18, 2001, ClearComm had outstanding invoices and past due interest to Alcatel totaling $14,361,732.  On that day, ClearComm and Alcatel entered into a Promissory Agreement and Note for said amount at an interest rate of 14%, and an original maturity date of March 25, 2002.  This Promissory Agreement and Note was amended with an extension of payment until November 25, 2002.  On May 23, 2002, the Partnership paid Alcatel $6 million, including interest of $646,000.  On June 20, 2003, the Promissory Note was amended to provide for the orderly repayment of the principal and accrued interest on the Note, extending its maturity to December 20, 2005 and decreasing the interest rate to 6.5%.  During June 2003 the Partnership repaid $2 million of principal and $337,372 of accrued interest owed.  See Note 14(b).

During November 2000, the Partnership entered into a $60 million bridge loan agreement (the “Bridge Loan Facility”) with a commercial bank (originally, two commercial banks).  The Bridge Loan Facility is guaranteed by Telefónica Internacional, S.A. (“TISA”), and a maturity date has been fixed at December 31, 2003.  By means of letter agreement between and amongst ClearComm, Telefónica Móviles, a wholly-owned subsidiary of TISA, and TISA, the latter two have agreed to issue a corporate guarantee to cover the refinancing of this Bridge Loan and also for the payment of $51 million owed to the FCC (collectively referred to as the permanent financing).  This arrangement provides for no amortization of principal until the fifth year anniversary of the facility and is subject to the FCC issuing an order authorizing the sale to TLD of a .2% ownership interest in NewComm.  ClearComm has filed for such approval and expects said order to be issued before the end of 2003.

Management believes that the Partnership has complied with all the requirements for obtaining the permanent financing arrangements discussed above and believes that taking into consideration the cash and cash equivalents on hand, anticipated growth in revenues, vendor financing and this permanent financing will be adequate to fund its operations, at a minimum, through the end of 2003.  However, in the absence of improved operating results and cash flows, and the closing of this contemplated permanent financing, the Partnership may face problems to fund its operations and meet its obligations.  Because of the existence of these matters, substantial doubt exists as to the Partnership’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result should, for whatever reason, the Partnership be unable to meet its obligations on a timely basis.

(4)          Summary of significant accounting policies:

The following summarizes the most significant accounting policies followed in the preparation of the accompanying financial statements:

(a)           Principles of consolidation –

The accompanying consolidated financial statements include the accounts of the Partnership and of its majority-owned subsidiary, NewComm.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)           Investment in securities –

The Partnership classifies its securities as available-for-sale.  The securities consist of income funds, which are stated at fair value, with net unrealized gains or losses (none) on the securities recorded as accumulated other comprehensive income (loss) in partners’ capital.  Realized gains and losses are included in earnings and are calculated using the specific identification method for determining the cost of the securities.

(c)           Investment in subsidiary at equity –

The Partnership’s investment in Internet Surfing Store of Puerto Rico, Inc. (“ISS”) is accounted for under the equity method of accounting whereby the investment is carried at the cost of acquisition adjusted for the Partnership’s share of ISS’s earnings or losses since the date of acquisition.

(d)           Comprehensive income –

The Partnership follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income.  Comprehensive income represents operational net income plus all other changes in net assets from non-owner sources.  SFAS No. 130 requires presentation of comprehensive income and its components in the financial statements.

During the year ended December 31, 2002 the Partnership did not report any comprehensive income (loss) since there were no unrealized holding gains or losses from its securities classified as available-for-sale.

(e)           Allowance for doubtful accounts –

Allowance for doubtful accounts provides for estimated losses on accounts receivable.  The allowance is established based upon a review of the aggregate accounts, loss experience, economic conditions and other pertinent factors.  Account losses are charged and recoveries are credited to the allowance for doubtful accounts.  The collection policies and procedures of the Partnership vary by credit class and prior payment history of subscribers.

(f)             Inventories –

The Partnership maintains inventories of wireless handsets and accessories held for sale to customers.  Inventories are recorded at the lower of average cost (which approximates first-in, first-out) or market (which approximates replacement cost from suppliers).  As an inducement to obtain new customers, the Partnership may sell handsets to customers for a price that is less than cost.  The loss on such sales is recognized at the time of sale in accordance with practice in the industry.

(g)          Deferred financing costs –

Represents debt financing costs capitalized and amortized as interest expense over the terms of the underlying obligations.

(h)          PCS licenses –

This amount represents costs primarily incurred to acquire Federal Communications Commission (FCC) licenses to provide wireless services.  The licenses expire in January 2007 unless renewed.  However, FCC rules provide for renewal expectancy provisions.  The Partnership expects to exercise the renewal provisions. To this date, no PCS Services have been offered by the Partnership in the geographical areas covered by the California licenses.  See Note 10.

The Puerto Rico licenses were being amortized over a time period of twenty years [see Note 4 (i)].  The Partnership capitalized the interest related to the debt pertaining to the Puerto Rico licenses during the development stage, which amounted to $12,174,000.  However, such capitalization was discontinued in September 1999 when the commercial operations started.

Effective with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002, these licenses costs, no longer being amortized, are subject to impairment testing.

(i)             Adoption of Statement of Financial Accounting Standard (SFAS) No. 142 –

Effective January 1, 2002, the Partnership adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition, as well as how they are to be accounted for after they have been initially recognized in the financial statements.

Effective with the adoption of this standard, the Partnership reassessed the useful lives of previously recognized intangible assets, which consist primarily of FCC licenses that provide the Partnership with exclusive rights to utilize a certain radio frequency spectrum to provide wireless communications services.  While FCC licenses are issued for only a fixed period of time, generally ten years, such licenses are subject to renewal by the FCC.  Renewals of FCC licenses have occurred routinely and at a nominal cost.  Moreover, the Partnership has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses.  As a result, the FCC licenses will be treated as an indefinite-lived intangible asset under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment annually or when events and circumstances warrant.

The Partnership completed the transition impairment test of its indefinite-lived intangible assets for the year ended December 31, 2002 and determined that no impairment existed.

Pro-forma results of operations for the years ended December 31, 2001 and 2000, presented exclusive of amortization expense recognized in those years related to licenses no longer being amortized follows:

	(Unaudited)
	2001	2000

Net loss after amortization of licenses	$28,014,250	$52,037,858

Amortization of licenses	2,634,815	2,634,815

Pro-forma net loss	$25,379,435	$49,403,043

(j)             Property and equipment –

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

(k)         Software capitalization –

The Partnership capitalizes certain direct development costs associated with internal use software, including external direct cost of materials and services, and internal payroll costs for employees devoting time to software development.  These costs are included in property and equipment and are amortized beginning when the software is substantially ready for use.  Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred.  The Partnership also capitalizes initial operating-system software costs and amortizes them over its useful life.

(l)             Accounting for impairment of long-lived assets –

The Partnership continually evaluates its long-lived assets to determine whether current events and circumstances warrant adjustment of the carrying values or amortization periods.  The Partnership measures impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition must be made.  If the carrying amount of a long-lived asset is not recoverable from its projected future undiscounted cash flows, an impairment loss is recognized.  The impairment loss, if any, is determined as the difference between the carrying amount and fair value of the asset.  No impairment loss was recognized during 2002, 2001 and 2000.

(m)       Revenue recognition –

The Partnership earns service revenues by providing access to its wireless network (access revenue) and for usage of its wireless system (airtime revenue).  Access revenue is billed in advance and recognized ratably over the service period.  Airtime revenue, including roaming revenue and long-distance revenue, for postpaid customers is billed in arrears based on minutes used and is recognized when the service is rendered.  Prepaid airtime sold to customers is recorded as deferred revenues prior to the commencement of services, and revenue is recognized when airtime is used or expires.  Access and airtime provided are billed throughout the month according to the bill cycle in which a particular subscriber is placed.  As a result of bill cycle cut-off times, the Partnership is required to make estimates for service revenues earned but not yet billed at the end of each month.  These estimates are based primarily upon actual and historical minutes of use.  The Partnership defers revenue based on an estimate of the portion of minutes expected to be utilized prior to expiration.  The Partnership’s estimate of expected future revenue is primarily based on historical experience as to minutes of use.

Roaming revenues include revenues from certain customers who roam outside their selected home coverage area, referred to as “incollect” roaming revenues, and revenues from other wireless carriers for roaming by their customers on the Partnership’s network, referred to as “outcollect” roaming revenues.

The Partnership offers enhanced services including caller ID, call waiting, call forwarding, three-way calling, no answer/busy transfer, text messaging and voice mail.  Generally, these enhanced features generate additional revenues through monthly subscription fees or increased wireless usage through utilization of these features.  Other optional services, such as unlimited mobile-to mobile calling, roadside assistance and handset insurance, may also be provided for a monthly fee.  These enhanced features and optional services may be bundled with package rate plans or sold separately.  Revenue for enhanced services and optional features is recognized as earned.

Equipment sales consist principally of revenues from the sale of wireless mobile telephone handsets and accessories to new and existing customers and to agents and other third-party distributors.  The revenue and related expenses associated with the sale of wireless handsets and accessories are recognized when the products are delivered and accepted by the customer, at this is considered to be a separate earnings process from the sale of wireless services.

(n)          Advertising costs –

The Partnership expenses production costs of print, radio and television advertisements and other advertising costs as such costs are incurred.

(o)           Income taxes –

Under U.S. tax rules the partnership is not subject to income tax; however, and only for Puerto Rico tax purposes, the Partnership accounts for income taxes in accordance with the asset and liability method of accounting for income taxes prescribed by the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry-forwards.

(p)           Fair value of financial instruments –

The carrying amount of the Partnership’s financial instruments (excluding notes payable and the Bridge Loan Facility):  cash, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to the short period to maturity.

Management believes, based on current interest rates, that the fair value of its notes and the Bridge Loan Facility approximates the carrying amount.

(q)           Concentration of credit risk:

Financial instruments that potentially expose the Partnership to concentration of credit risk include cash and accounts receivable.  The Partnership maintains its deposit accounts with several high quality financial institutions.  The funds deposited in these institutions are insured by the Federal Deposit Insurance Corporation for aggregate customer balances up to $100,000.  While the Partnership attempts to limit any financial exposure, its deposit balances may, at times, exceed federally insured limits.  The Partnership has not experienced any losses on such accounts.

The Partnership performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral for accounts receivable arising during the normal course of doing business.  Concentration of credit risk is limited due to the large number of customers comprising the Partnership’s customer base, but is highly dependent on the strong competition among the companies who provide personal communication services in Puerto Rico.

(r)           Use of estimates –

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  The most significant estimates relate to allowance for uncollectible accounts receivable, depreciation, and intangible asset valuation and useful lives.  These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.  Actual results could differ from those amounts.

(s)           Reclassification –

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 financial statement presentation.

In the accompanying consolidated statement of operations for the year ended December 31, 2002, the Partnership classified various expense amounts as “Network operation and maintenance expense” which in the years 2001 and 2000 were distributed to other various expense accounts.  The Partnership cannot determine the reclassifications and groupings needed to present this same expense classification in the restated and unaudited statements of operations for the years ended December 31, 2001 and 2000.

(5)          Recent accounting pronouncements:

(a)          In July 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 becomes effective for fiscal years beginning after June 15, 2002.  The implementation of SFAS No. 143 is not expected to have a material effect on the Partnership’s consolidated results of operations or its financial position.

(b)          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.  SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt – an amendment of APB Opinion No. 30,  which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses.  SFAS No. 145 becomes effective for financial statements issued on or after May 15, 2002.  The implementation of SFAS No. 145 did not have a material effect on the Partnership’s consolidated financial position or results from operations.

(c)          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at fair value only when the liability is incurred.  SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.  SFAS No. 146 applies to costs associated with an exit activity but does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144.  SFAS No. 146 does not apply to costs associated with a retirement covered by SFAS No. 143.  SFAS No. 146 becomes effective for exit or disposal activities that are initiated after December 31, 2002.  The implementation of SFAS No. 146 is not expected to have a material effect on the Partnership’s consolidated financial position or results from operations.

(d)          In December 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  For a guarantee subject to FASB Interpretation No. 45, a guarantor is required to:

•                  Measure and recognize the fair value of the guarantee at inception (for many guarantees, fair value will be determined using a present value method); and

•                  Provide new disclosures regarding the nature of any recourse provisions or assets held as payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral that could be liquidated and allow the guarantor to recover all or a portion of its payments in the event guarantee payments are required.

The disclosure requirement of this Interpretation is effective for financial statements for fiscal years ending after December 15, 2002; it did not have any effect on the Partnership’s financial statements.  The initial recognition and measurement provisions are effective prospectively for guarantees issued or modified on or after January 1, 2003, which should not have any effect on the Partnership’s financial statements.

(e)          In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  Fin 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities (“variable interest entities” or “VIE’s”) for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate the VIE.  This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest of (2) the equity  investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003.  For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003.  Management does not expect that the application of this standard will have any effect on the Partnership’s results of operations or financial condition.

(6)          Allowance for doubtful accounts:

The activity in the account allowance for doubtful accounts during the years ended December 31, was as follows:

		(Unaudited)
	2002	2001	2000

Beginning balance	$18,404,570	$18,341,025	$625,000
Provision for doubtful accounts	9,854,591	10,585,296	17,716,025
Accounts receivable writen off, net	(9,631,191)	(10,521,751)	—

Ending balance	$18,627,970	$18,404,570	$18,341,025

(7)          Inventories:

Inventories at December 31, consist of:

		(Unaudited)
	2002	2001	2000

Handsets	$10,036,851	$9,172,681	$12,418,439
Accessories and other	424,261	1,132,573	558,725

Total	$10,461,112	$10,305,254	$12,977,164

(8)          Investment in securities:

As of December 31, 2002 the Partnership had invested $10 million in mutual funds.  The fair value of such funds as of December 31, 2002 approximated cost; therefore, no unrealized holding gain or loss was recognized.

(9)          Investment in subsidiary:

During the year ended December 31, 2002, the Partnership acquired a 49% interest in Internet Surfing Stores of Puerto Rico, Inc., (ISS), a company which is engaged in the development of internet surfing galleries, targeted to the segment of population that does not own computers.  Total amount invested during the year amounted to $392,000.  The Partnership’s investment in this company is accounted for on the equity method of accounting and its share in losses for the year ended December 31, 2002 amounted to $114,746.

The combined results of operations and financial position of the Partnership’s equity investment are summarized below:

Condensed combined balance sheet information (as of December 31, 2002):

Current assets	$9,028

Non-current assets	390,596

Total assets	$399,624

Current liabilities	$31,576
Equity	368,048

Total liabilities and equity	$399,624

Condensed combined statement of operations information (for the year ended December 31, 2002):

Net sales	$16,221

Net loss	$(234,175)

(10)               Investment in PCS licenses:

PCS licenses at December 31, consist of:

		(Unaudited)
	2002	2001	2000

PCS licenses in use (Puerto Rico)	$52,696,295	$52,696,295	$52,696,295
Accumulated amortization	(5,945,846)	(5,945,846)	(3,311,031)

Net	46,750,449	46,750,449	49,385,264
PCS licenses not in use (California)	10,767,525	10,767,525	15,453,188

Total	$57,517,974	$57,517,974	$64,838,452

Each of the Partnership’s C-Block licenses is subject to an FCC requirement that the Partnership construct network facilities that offer coverage to at least one-third of the population in the market covered by such license, within five years following the grant of the applicable license and to at least two-thirds of the population within ten years following the grant.  Although the Partnership’s build-out plan calls for it to exceed these minimum requirements, failure to comply with these requirements could result in the revocation of the related licenses of the imposition of fines on the Partnership by the FCC.  The Partnership has complied with the build-out requirements for the California Licenses.

(11)               Property and equipment:

Property and equipment at December 31, consist of:

	Estimated Useful Lives (In Years)	2002	(Unaudited)
			2001	2000

Network infrastructure equipment	10	$113,011,633	$106,982,181	$88,929,914
Leasehold improvements	5	4,906,427	4,373,540	3,706,389
Handsets rented to customers	1	—	—	7,941,943
Furniture and fixtures	5	23,964	—	—
Computer and office equipment	5	12,991,121	6,934,298	5,460,523
Vehicles	5	706,639	706,639	664,853
Network infrastructure equipment located in California, not yet placed in service		185,967	—	—

Total		131,825,751	118,996,658	106,703,622
Less: accumulated depreciation and amortization		(35,890,721)	(21,932,257)	(15,173,002)

Total		95,935,030	97,064,401	91,530,620
Network under construction		5,996,892	5,031,552	5,471,520

Property and equipment, net		$101,931,922	$102,095,953	$97,002,140

(12)               Bridge loan facility:

During November 2000, the Partnership entered into a $60 million financing agreement (the “Bridge Loan Facility”) with ABN-AMRO and BBVA (the “Bank”) with varying favorable short-term interest rates.  This financing has been extended several times and is now guaranteed by TISA, and its maturity date has been extended to December 31, 2003.  The interest rate at December 31, 2002 was 2.13%.  Subsequently to December 31, 2002 the Partnership received an additional $1 million advance under this financing facility.

(13)               Accounts payable and accrued liabilities:

Accounts payable and accrued liabilities at December 31, consist of:

		(Unaudited)
	2002	2001	2000

Trade	$17,609,462	$15,457,177	$19,766,575
Network construction costs	483,211	1,881,734	10,055,040
Other accounts payable and accrued liabilities	5,337,760	10,529,804	10,492,786

Total	$23,430,433	$27,868,715	$40,314,401

The payment terms with Lucent for amounts classified as network construction costs, require payment on due dates ranging from 60 to 365 days after an invoice has been submitted to the Partnership.

(14)               Long-term notes payable:

(a)          Lucent Technologies –

During 2000, the Partnership’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount due under the network construction payable.  The financing agreement was restructured as a

Promissory Note on September 26, 2001, with a principal sum of $60.5 million plus interest, due March 15, 2002.  The interest rate on the Promissory Note was 14%, which increased to 16% if the promissory note was not satisfied by March 15, 2002.  The Partnership was then given an extension on March 8, 2002 by means of an Allonge Letter.  The latter came about as a result of the signing of the Stock Purchase Agreement with TLD (refer to Note 1) which agreement reduced the interest rate to 8%.

During June 2003 the Partnership and Lucent entered into a Senior Credit Agreement which refinanced the balance of the existing promissory note balance.  The interest rate remained at 8% per annum and the maturity date was extended to September 2009; also the Partnership was required to make two principal payments of $5,551,032 each, during 2003.

As of December 31, 2002, $60,531,697 was outstanding under this financing agreement.  The note payable is guaranteed by a security agreement covering most of the Partnership’s assets, as defined.

(b)          Note payable to Alcatel and Promissory Agreement –

On December 18, 2001, the Partnership had outstanding invoices, payables, and past due interest due to Alcatel totaling $14,361,732.  In May 2002 the Partnership paid Alcatel $6,000,000 of which $5,437,184 was applied to the principal balance. As per agreement the annual interest rate was fixed at 8%.  During June 2003, the promissory agreement and note was amended as follows:

•                  Interest rate was reduced to a fixed rate of 6.5% per annum.

•                  Final maturity date will be December 20, 2005.

•                  The Partnership shall made the following payments (payments were made on time):

- Within three business days after June 20, 2003 - $2,000,000 for principal.

- On June 20, 2003, $337,372 for accrued interest.

- Within three business days after June 20, 2003 - $184,118 for outstanding invoices.

As of December 31, 2002, $7,436,029 was outstanding under this financing agreement.

(c)          FCC notes –

The Partnership has $51,339,555 in long-term debt related to the PCS licenses granted to the Partnership by the FCC.  This debt consists of notes payable bearing interest at 6.5% and guaranteed by the PCS licenses obtained.  In accordance with industry practice, the Partnership recorded the PCS licenses and the related debt at their net present value, based on the Partnership’s estimate of borrowing costs for debt similar to that issued by the FCC.  The discount rate used by the Partnership was 12.82%.  These notes are payable to the FCC as follows:

•                  Quarterly interest payments of $834,268 through April 2003.

•                  Quarterly principal and interest payments of $3,669,768 from April 2003 through January 2007.

The Partnership is currently engaged in discussions for the purpose of restructuring these notes, together with the existing Bridge Loan Facility.

(d)          TLD notes –

The secured promissory note (the “Promissory Note”) payable to TLD bears interest at the floating rate of the 90-day LIBOR rate plus 1-1/2% (2.83% at December 31, 2002) and the balance of $24,852,533 is due in March 2004.  The principal amount of the Promissory Note, as amended, shall be converted into NewComm’s shares of common stock, as follows:  (I)  shares of NewComm’s Class A common stock in an amount equal to thirty-three and one third percent (33-1/3%) of NewComm’s issued and outstanding Class A common stock held by ClearComm, and (II) shares of NewComm’s Class B common stock in an amount equal to forty-nine point seven percent (49.7%) of all issued and outstanding shares of Class A common stock of NewComm (including the Class A common stock issued to TLD upon conversion of the Promissory Note).  Upon the issuance of the FCC approval, TLD shall surrender the Promissory Note to NewComm, duly endorsed for cancellation, and NewComm shall issue (I) the certificates evidencing the number of shares of Class A common stock and Class B common stock into which the Promissory Note is convertible, as set forth herein, and (II) a promissory note in a principal amount equal to the accrued interest on the Promissory Note as of such date (the “Interest Note”).  The Interest Note will be non-interest bearing and the principal amount may be converted into additional shares of NewComm’s stock.  Because of restrictions in the PCS licenses, the Promissory Note cannot be converted into shares of NewComm until such time as the FCC may authorize TLD to hold more than a 25% equity interest in NewComm.

On January 31, 2000, the Joint Venture Agreement was amended.  At that time, TLD provided the Partnership a revolving line of credit of approximately $30,000,000 for working capital.  The amounts advanced under this line of credit bore interest at 3% over the LIBOR rate and were secured under the same terms as the Promissory Note of $20,000,000.  During 2000, TLD advanced the Partnership up to $30,000,000.  The total balance outstanding, including principal and interest, amounting to $30,191,878, was repaid by the Partnership on December 31, 2000, with the proceeds from the Bridge Loan Facility.

During 2001, the parties amended the Joint Venture Agreement to eliminate TLD’s option to acquire a majority interest in NewComm from ClearComm, and revised the Promissory Note and corresponding unexecuted Interest Note to eliminate the Partnership’s conversion rights under the latter instrument.

During November and December 2000, and May 2001, TLD loaned $14,970,000 to the Partnership and the Partnership issued three convertible unsecured promissory notes payable to TLD for the principal amount of $4,990,000 each.  The convertible promissory notes bear interest at .75% over the 180-day LIBOR (Notes one and two) and 1.50% over the 90-day LIBOR (Note three).  The principal amounts of the promissory notes are each convertible into 29.34 shares of the Partnership’s Class A common stock at any time prior to their respective maturity dates of November 2, 2005, December 15, 2005 and May 1, 2006.

During May and December 2002, TLD loaned and the Partnership issued two additional unsecured promissory notes for $9.0 million and $9.9 million, respectively, convertible into 57.24 shares of the Partnership’s Class A common stock, with maturity dates of May 20, 2007 and December 27, 2007, respectively.  These convertible promissory notes bear interest at .25% over the 180-day LIBOR (Note four) and ..25% over the 90-day LIBOR (Note five).

At December 31, 2002, future principal installments (after renegotiated terms) on these notes payables were as follows:

Year ending December 31,	Lucent	Alcatel	FCC	TLD	Total

2003	$11,102,065	$2,900,000	$8,645,479	$—	$22,647,544
2004	3,000,000	2,075,000	12,197,270	24,852,533	42,124,803
2005	6,000,000	2,461,029	13,009,628	10,898,303	32,368,960
2006	6,000,000	—	13,876,090	5,328,546	25,204,636
2007	8,500,000	—	3,611,088	19,084,744	31,195,832
Thereafter	25,929,632	—	—	—	25,929,632

	60,531,697	7,436,029	51,339,555	60,164,126	179,471,407

Less discount on FCC notes	—	—	(6,317,876)	—	(6,317,876)

Total	60,531,697	7,436,029	45,021,679	60,164,126	173,153,531

Less current portion	(11,102,065)	(2,900,000)	(8,645,479)	—	(22,647,544)

Long-term portion	$49,429,632	$4,536,029	$36,376,200	$60,164,126	$150,505,987

(15)              Related party transactions:

(a)          NewComm entered into a management agreement with TLD whereby TLD has agreed to combine its experience, know-how, synergies and resources in the development, preparation and implementation of NewComm’s business policies and organization in all major areas of operations.  As part of this management agreement, TLD agreed to advise NewComm in establishing and developing NewComm’s strategic business policies, technical consultation in connection with the design and development of networks, equipment selection, quality controls, billing platforms, customer service and in the identification of new services and products.  NewComm is responsible for all salaries, wages, benefits, expenses and any other compensation of the officers, employees or agents selected by TLD in connection with its management services.  This management agreement requires NewComm to pay an annual fee (payable quarterly in arrears) based on the highest of 9% of Partnership’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or $750,000.  The initial term of this management agreement is five years beginning in February 4, 1999, and is automatically renewable.  During 2002 the agreement was amended and as a result, this fee is now payable to TISA.

(b)          Also, NewComm entered into a services agreement with TLD, whereby TLD agreed to provide support to NewComm in the areas of legal consultation, management information systems and general services.  This services agreement is on a year-to-year basis and requires annual payment to TLD of approximately $320,000.

(c)          In addition, NewComm entered into a technology transfer agreement with TISA, whereby TISA granted NewComm the right to use, during the term of this agreement, all patents, trademarks, processes, planning resources, designs and, in general, all other intellectual property belonging to TISA (collectively, the “Technology”), which is deemed necessary for the efficient operation and development of the business of NewComm.  NewComm shall pay TISA all costs incurred, directly, or indirectly by virtue of granting NewComm the right to utilize the Technology.  In consideration for the right to use the Technology, NewComm shall pay an annual fee (payable quarterly in arrears) equal to one percent (1%) of NewComm’s gross revenues as of the end of the previous year.  NewComm shall be responsible for all taxes, withholdings or similar deductions due on the fee.  The initial term of this agreement is five years and is automatically renewable.

(d)          Atento de Puerto Rico, Inc., an affiliate of TLD, provides NewComm call center services, including customer service and others based on arranged rates.

(e)          The Partnership agreement, as amended, provides for payment of a management fee to its General Partner (SuperTel), equal to the reasonable costs of operating the business of the Partnership, plus 10% of such aggregate amount, which fee shall be payable monthly, on the first day of each month during the year.  Expenses reimbursed include, but are not limited to, compensation costs, and expenses incurred by officers, directors, and employees in the performance of their duties.  In connection with this agreement, the General Partner billed the partnership approximately $262,164 during the year ended December 31, 2002 in connection with these services.

(f)            The note receivable from officer represents a loan made to the Partnership’s President.  This loan in unsecured, bears interest at 6% and is due on August 30, 2005.

(g)         The Partnership has incurred legal and consulting expenses paid to members of the Board of Directors and shareholders of the General Partner amounting to approximately $466,000 during the year ended December 31, 2002.

Total amounts charged by related parties during the years ended December 31, 2002, 2001 and 2000 for the above agreements and other charges amounted to $6,070,538, $7,620,289 and $7,192,295, respectively.

Accounts payable to related parties as of December 31, consist of:

	2002	2001	2000

TLD	$9,784,125	*	*
TISA	3,221,142	*	*
Atento de Puerto Rico, Inc.	800,099	*	*
Telefónica Móviles y Soluciones y Aplicaciones, S.A.	2,895,077	*	*

	$16,700,443	$8,705,353	$2,041,767

*      The Partnership cannot determine the specific accounts that comprised the balances in the restated and unaudited consolidated balance sheets as of December 31, 2001 and 2000.

(16)               Defined contribution plan:

In October 1999, NewComm established a defined contribution retirement plan (1165e Plan) covering all employees who have at least three months of service and are at least 21 years old.  Participants may contribute from one to ten percent of their compensation, as defined, up to a maximum of $8,000.  NewComm contributes 66% of the aggregate participant contributions up to a maximum of six percent of the participant’s compensation.  Contributions for the years ended December 31, 2002, 2001 and 2000 amounted to $164,410, $166,950 and $151,102, respectively.

(17)               Commitments and contingencies:

(a)          Rental commitments –

(i)             The Partnership is committed under various operating lease agreements for its office space as well as various sites for communication equipment and stores under different terms and conditions.  Minimum annual rental commitments at December 31, 2002 are as follows:

Year ending December 31,	Amount

2003	$7,402,795
2004	4,773,762
2005	2,686,983
2006	915,459
2007	430,959

Total	$16,209,958

Rent expense for the years ended December 31, 2002, 2001 and 2000 was $7,766,611, $7,976,654 and $7,415,356, respectively.

(ii)          In December 2001 the Partnership entered into two lease agreements with Tower Asset Sub, Inc. (“Licensor”) for the lease of certain space on two towers operated by Licensor.  By means of the agreement, ClearComm was granted a license to install, maintain and operate its wireless communications equipment and accessories on the towers.  Each agreement is for a five-year term, automatically renewed for four additional five-year terms.  The agreements establish annual rental payments of $19,800 and $15,000, respectively, with an annual increase of 4%.

(b)          In November 2002 the Partnership entered into the following agreements with Telefónica Móviles y Soluciones y Aplicaciones, S.A. (“TM-mAS”):

-                    Licensing agreement – for the use of the SCL software, specially designed for companies engaged in the operation of mobile communication.  The total cost of the software is $973,254, to be billed as follows: 20% after two days of signing the contract, 60% within five days subsequent to the delivery and installation of the product, and 20% within two days subsequent to the registration of the product.

-                    Maintenance and support services – for the maintenance of the SCL software application and related consulting services.  The agreement is for three years and the monthly fee is based on pre-determined rates and hours incurred.

-                    Design, development and programming services – the agreement is for three years and the monthly fee is based on pre-determined rates and hours incurred.

As of December 31, 2002 the Partnership had an outstanding balance of $2,895,078 related to these agreements, included as accounts payable and accrued liabilities in the accompanying balance sheet.

(c)          Subsequent to December 31, 2002 the Partnership entered into an agreement with Brightstar Corp. (“Brightstar) for the selling, distribution and administration of its inventories.  Brightstar will sublease the Partnership’s warehouse premises located in Caguas, Puerto Rico, for a monthly fee still pending to be established.  In addition, the agreement establishes that the Partnership will pay five dollars for each unit dispatched under regular service and six dollars for each unit dispatched in any emergency service.  The agreement commenced in April 2003.

(d)          The Partnership entered into an Interconnection Agreement with Puerto Rico Telephone Partnership, Inc. (“PRTC”).  The agreement, which is renewed on a yearly basis, provides for the delivery of local traffic to be terminated on each party’s local network so that customers of either party have the ability to reach customers of the other party.  The agreement establishes that compensation shall be paid by PRTC to NewComm and NewComm to PRTC at pre-determined rates.

(e)          The Partnership entered into an Interconnection and Traffic Interexchange Agreement for Telecommunications Services with Centennial Wireless PCS Operations Corporation (“Centennial”).  The agreement, which is renewed on a yearly basis, provides for the parties to physically connect their switches and interchange traffic to allow subscribers of Centennial to communicate with subscribers of NewComm and vice versa in their respective service areas.  The agreement establishes that the cost of the communication services provided are based on pre-determined rates.

(f)            In July 1999 the Partnership entered into an Intercarrier Roamer Service Agreement with Sprint Spectrum, LP (“Sprint”).  The agreement was entered into so that the parties can provide service to each other’s customers when the service is necessary in a geographic area outside of the area served by the party with whom it is registered and within the geographic service area served by the other party.  Each home carrier (NewComm and Sprint), whose customers receive service from the other serving carrier, shall pay 100% of the cost of such service (wireless services plus pass-through charges) to the other and vice-versa.

(18)               Contingencies:

The Partnership is the defendant in several legal cases related to former employees, arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Partnership’s financial position and results of operations.

Other legal cases include:

Sprint/Centennial

On September 21, 2001, NewComm Wireless Services, Inc. d/b/a MoviStar (“MoviStar”) filed a Complaint and Motion and Memorandum of Law Requesting Temporary Restraining Order and Preliminary Injuction in the Federal District Court for the District of Puerto Rico, which alleged serious and unlawful interruptions, interferences and irreparable damages to MoviStar’s operations rising out of Sprint’s refusal to broadcast a System Identification Number (“SID”) for the Puerto Rico market that will not interfere with the services presently being offered by MoviStar to its subscribers.  During October 15th and 18th, 2001, the District Court held an evidentiary hearing related to the injunctive relief sought.  In this Opinion and Order of October 29, 2001, the District Court ordered Sprint to “immediately cease and desist from using SID 5142 and/or any other SID which similarly interferes with plaintiffs operations in Puerto Rico.”

On October 30, 2001, Centennial filed a Motion of Intervention of Right in which they requested leave from the District Court to join the Sprint litigation.  Despite MoviStar’s opposition, the District Court granted Centennial’s motion on November 5, 2001.  Both Sprint and Centennial are currently appealing, in the First Circuit of Appeals, the injunctive relief granted by the District Court of Puerto Rico.  On April 6, 2002, the First Circuit Court of Appeals issued an order reversing the injunction relief.

During 2003, the parties were able to reach a negotiated settlement.  The corresponding settlement and release agreements were finalized and executed on March 13 and 14, 2003.  On March 21, 2003, the Court entered judgment accordingly, dismissing all claims and counterclaims.

(19)              Partners’ capital:

At December 31, 2001 and 2000, the limited partners’ capital consisted of 2,907.1 units distributed among approximately 1,600 limited partners.

The Partnership Agreement provides that the Partnership may sell additional limited partnership interests after the initial offering to raise additional equity.  Cash flow received from normal operations of the Partnership which the General Partner, in its sole discretion, determines to distribute to the investors of the Partnership, will be distributed 75% to the limited partners and 25% to the General Partner.  For federal income taxes purposes, the operating losses of the Partnership will be allocated first to the partners as necessary to offset any profits previously allocated to them until each partner has cumulative losses equal to cumulative profits previously allocated to each partner, and second, 75% to the limited partners in accordance with the number of units held by each limited partner and 25% to the General Partner.   However, any losses that would have the effect of causing or increasing a partners’ capital account deficit will be allocated first, pro rata to the other partners in accordance with their respective share of partnership distributions, and second, when such allocations can be made without increasing a partner’s capital account deficit, to the General Partner.

(20)              Income tax:

The Partnership, as an United States limited partnership, is not subject to federal income tax and the tax affect of its activities flow – through to the partners.  For U.S. tax purposes the Partnership’s tax losses have been passed through to the limited partners to the extent of their investment.  The Partnership is subject to Puerto Rico income tax as a regular corporation.

For Puerto Rico tax purposes the Partnership has net operating loss carryforwards totaling approximately $4 million, available to reduce future taxable income.  The loss carryforwards expire in fiscal years 2003 through 2009.

NewComm has net operating loss carryforwards totaling approximately $120 million available to reduce future taxable income.  The loss carryforwards expire in fiscal years 2006 through 2009.

At December 31, 2002 the deferred tax asset resulting from future income tax benefits of the available operating losses was approximately $31 million, at the lower tax bracket.  A valuation allowance for the same amount has been established due to the uncertainty as to the realization of the tax benefit of such operating losses.

(21)              Supplementary cash flows information:

During the year ended December 31, 2002, the Partnership had the following non-cash investing and financing activities:

a.               Interest for the year ended December 31, 2002, amounting to $1,113,724 was capitalized as part of the TLD long-term debt.

b.              Invoices due to Alcatel in the amount of $413,319 were capitalized into the note payable during current year.  The amount was previously presented as accounts payable.

(22)              Dilution gain:

The amount presented as dilution gain in the accompanying statements of changes in Partners’ deficit represents the effect of investments made by an outside minority interest investor during the years 2002, 2001 and 2000 ($10 million, $5 million and $10 million, respectively).  The equity gain is the effect of the reduction of the Partnership’s participation in the stockholders’ deficit of NewComm, allocated to the limited partners and the General Partner, based on their percentage of participation, 75% and 25%, respectively.

(23)              Quarterly financial information for 2002 unaudited, and for 2001 and 2000 restated and unaudited:

Certain unaudited quarterly financial information for the year 2002 and restated and unaudited quarterly financial information for the years 2001 and 2000 follows:

	2002
	March	June	September	December

Revenues	$27,980,361	$33,519,358	$26,209,320	$20,248,058

Operating (loss) income	$2,612,416	$1,454,412	$691,941	$(539,969)

Net income (loss)	$(5,680,363)	$7,185,858	$(5,902,572)	$(8,627,994)

Net income (loss) attributable to General Partner	$(5,680,363)	$1,796,465	$(513,182)	$(8,627,994)

Net income (loss) attributable to Limited Partner	$—	$5,389,393	$(5,389,390)	$—

	2001
	March	June	September	December

Revenues	$28,012,266	$33,519,358	$30,844,992	$31,359,311

Operating (loss) income	$(2,767,474)	$3,342,309	$3,151,611	$700,419

Net loss	$(12,968,934)	$(690,864)	$(4,142,306)	$(10,212,146)

Net loss attributable to General Partner	$(12,968,934)	$(690,864)	$(4,142,306)	$(10,212,146)

Net loss attributable to Limited Partner	$—	$—	$—	$—

	2000
	March	June	September	December

Revenues	$12,932,126	$22,013,267	$24,379,828	$32,685,984

Operating (loss)	$(1,444,183)	$(270,576)	$(7,172,393)	$(12,040,746)

Net loss	$(8,183,895)	$(7,469,334)	$(15,171,304)	$(21,213,325)

Net loss attributable to General Partner	$(2,045,974)	$(1,867,333)	$(3,792,826)	$(18,059,825)

Net loss attributable to Limited Partner	$(6,137,921)	$(5,602,000)	$(11,378,478)	$(3,153,500)

As discussed in Note 2 to the accompanying consolidated financial statements, the Partnership has restated its consolidated financial statements as of and for the years ended December 31, 2001 and 2000.  The adjustments and reclassifications made as part of the restatements of the consolidated financial statements were also adjusted into the quarterly restated and unaudited financial information for the years 2001 and 2000.

As discussed in Note 4(i) to the accompanying consolidated financial statements, the Partnership adopted SFAS 142 “Goodwill and other Intangibles Assets” on January 1, 2002.  The quarterly unaudited consolidated financial information for the year ended December 31, 2002 was adjusted accordingly.

Report of Independent Public Accountants

To the Board of Directors of

SuperTel Communications Corp.:

We have audited the accompanying balance sheet of SuperTel Communications Corp. as of December 31, 2002, and the related statements of income and accumulated deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of SuperTel Communications Corp. as of and for the year ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations and whose report dated April 16, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SuperTel Communications Corp. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kevane Soto Pasarell Grant Thornton LLP

San Juan, Puerto Rico,
August 31, 2003.

SuperTel Communications Corp.

Balance Sheets—December 31, 2002, 2001 and 2000

	2002	2001	2000
CURRENT ASSETS:
Cash	$63,853	$3,707	$32,016
Accounts receivable from affiliated company	136,154	137,538	88,612
Prepaid income tax	—	2,760	2,760

Total current assets	200,007	144,005	123,388

Investment in partnership at equity, net	—	—	—

Total assets	$200,007	$144,005	$123,388

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	69,900	37,731	29,744
Income tax payable	4,647	0	0

Total current liabilities	74,547	37,731	29,744

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 1,000 shares authorized, non-voting, none issued	0	0	0
Common stock, no par value, $1 stated value, 84,100 shares authorized, 1,000 shares issued and outstanding,	1,000	1,000	1,000
Common stock Class A-1, no par value, restricted, non-voting shares 15,900 authorized, none issued	0	0	0
Additional paid-in capital	148,746	148,746	148,746
Accumulated deficit	(24,286)	(43,472)	(56,102)

Total stockholders’ equity	125,460	106,274	93,644

Total liabilities and stockholders’ equity	$200,007	$144,005	$123,388

The accompanying notes are an integral part of these balance sheets.

SuperTel Communications Corp.

Statements of Income and Accumulated Deficit

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

REVENUES:
Management fees	$262,164	$138,927	$129,685

EXPENSES:
Directors’ fees	218,750	117,194	117,500
Other general and administrative expenses	19,581	9,103	395

Total administrative expenses	238,331	126,297	117,895

INCOME BEFORE PROVISION FOR INCOME TAX	23,833	12,630	11,790

Provision for income tax	4,647	—	—

NET INCOME	19,186	12,630	11,790

ACCUMULATED DEFICIT, beginning of year	(43,472)	(56,102)	(67,892)

ACCUMULATED DEFICIT, end of year	$(24,286)	$(43,472)	$(56,102)

The accompanying notes are an integral part of these statements.

SuperTel Communications Corp.

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,186	$12,630	$11,790

Adjustments to reconcile income to net cash provided by operating activities-
Decrease in accounts receivable from affiliated company	1,384	(48,926)	18,293
Decrease in prepaid expenses	2,760	—	—
Increase in accounts payable	32,169	7,987	—
Increase in income tax payable	4,647	—	—

Total adjustments	40,960	(40,939)	18,293

NET CASH PROVIDED BY OPERATING ACTIVITIES AND INCREASE IN CASH	60,146	(28,309)	30,083

CASH, beginning of year	3,707	32,016	1,933

CASH, end of year	$63,853	$3,707	$32,016

The accompanying notes are an integral part of these statements.

SuperTel Communications Corp.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

(1)          Reporting entity:

SuperTel Communications Corp. (the Company) was organized on June 7, 1996, under the laws of the Commonwealth of Puerto Rico.  The Company was created to serve as general partner (the General Partner) of ClearComm, L.P. (the Partnership).

Most of the Company’s transactions are related to the administration of the Partnership, a limited partnership organized on January 24, 1995, under the laws of the State of Delaware, for which the Company has served as General Partner since June 18, 1996.  The Partnership is scheduled to terminate on December 31, 2005, or earlier upon the occurrence of certain specific events as detailed in the Partnership agreement. On January 22, 1997, the Partnership was granted the PCS Block C licenses for Puerto Rico and certain western states of the United States.  On February 4, 1999, the Partnership entered into an agreement with Telefónica Larga Distancia de Puerto Rico, Inc. (TLD); several of the relevant provisions of this agreement are the following:

•                  The Partnership transferred all of its Puerto Rico licenses including its related debt with the FCC (the Partnership’s contribution) to NewComm Wireless Services, Inc. (NewComm), a newly organized Puerto Rico corporation owned by the Partnership, in exchange for all of NewComm’s issued and outstanding common stock.  Subsequently, the Partnership sold part of its investment in NewComm, and as of December 31, 2002, the Partnership owned 76.89% of NewComm’s issued and outstanding common stock.

•                  TLD lent approximately $20 million to NewComm by means of a secured convertible promissory note payable (the Promissory Note).  Payment of the Promissory Note is collateralized through the provisions of a separate agreement pursuant to which a security interest is imposed upon NewComm’s assets and a pledge and guaranty agreement issued by the Partnership.

•                  Once certain regulatory and other requirements are met, the Promissory Note may be converted to a certain number of shares of NewComm’s common stock corresponding to approximately 49.9% of NewComm’s.  On March 12, 2002, the Partnership agreed to sell an additional 0.2% of its shares in NewComm to TLD to bring TLD’s ownership to 50.1%; this transaction is subject to a third party valuation of NewComm’s stock and approval by the FCC permission for which has been formally requested.

•                  NewComm and TLD entered into certain management and technology transfer agreements.

In September 1999, NewComm commenced providing PCS services in Puerto Rico.  The Company is entitled to 25% of all distributions made by the Partnership.

(2)          Summary of significant  accounting policies:

The following summarizes the most significant accounting policies followed in the preparation of the accompanying financial statements:

Use of estimates –

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

Revenue recognition –

Management service revenues are recognized on a monthly basis as services are provided.

Investment in Partnership –

The Company carries its investment in its 25% owned partnership on the equity basis of accounting, thus reflecting its share of the partnership’s net income (loss) in the accompanying statement of operations.  (See Note 3).

Income taxes-

In accounting for income taxes, the Company uses the asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  A valuation allowance is recognized for ay deferred tax asset for which, based on management’s evaluation, it is more likely than not (a likelihood of more than 50%) that some portion of all the deferred tax asset will not be realized.

(3)          Investment in the Partnership:

Originally, the Company acquired its 25% investment in the Partnership for $100,000.  Adjustments to the recorded amount of this investment were made following the equity method of accounting and in 1996 this investment written-down to zero.  As of December 31, 2002, the Company’s share of the undistributed losses of the Partnership amounted to approximately $33 million.  The Company would have to first recover its share of the Partnership undistributed losses before it could pick-up any share of the Partnership’s gains.

(4)          Related party transactions:

ClearComm’s partnership agreement, as amended, provides for payment of a management fee to its General Partner (the Company), equal to the reasonable costs of operating the business of the Partnership, plus 10% of such aggregate amount, which fee shall be payable monthly, on the first day of each month during the year.  Expenses reimbursed include, but are not limited to, compensation costs, and expenses incurred by to officers, directors, and employees in the performance of their duties.  During 2002, management fees billed to ClearComm amounted to $262,164.

All other related party transactions are advances from/to affiliated companies made in the ordinary course of business.  These advances are not interest bearing.

(5)          Preferred stock:

The Company is authorized to issue 1,000 shares of restricted, non-voting, preferred stock without par value.  The preferred shares are divided into classes, from A to J with 100 shares of each class and upon their issuance, the Company has the option to redeem them at their issuance price plus accrued dividends.  At December 31, 2002, none of the preferred shares had been issued.

(6)          Contingencies:

From time to time the Company and/or the Partnership are involved in litigation arising in the ordinary course of business, some of which are ongoing.  Management does not believe that any litigation involving the Company or the Partnership will have a material adverse effect on the Company’s or the Partnership’s business or financial condition.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including its President and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing of this Annual Report on Form 10-K (the “Evaluation Date”).  Based on the evaluation, the President and Chief Financial Officer concluded that as of the Evaluation Date, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the President and Chief Financial Officer completed their evaluation.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

SuperTel Communications Corp. was incorporated in Puerto Rico in June 1996 for the purpose of acting as the general partner (the “General Partner”) of the Partnership.  SuperTel was structured to ensure that the Partnership would receive the maximum benefits eligible to Entrepreneurs.  The Partnership has no employees and is managed and controlled by the Board of Directors and executive officers of the General Partner.

Fred H. Martinez, Director and Chairman of the Board, age 58, has been chairman of the board of trustees of the University of Puerto Rico from 1993 to 1999.  Mr. Martinez is co-managing partner of Puerto Rico’s third largest law firm.  During 1977 to 1979, Mr. Martinez was director of the Puerto Rico Income Tax Bureau, member of the Governor’s Economic Advisory Council, chairman, Committee on Section 936, Government of Puerto Rico, assistant secretary of the treasury, Internal Revenue, Puerto Rico Treasury Department (1978- 1979), president, Tax Committee, Puerto Rico Chamber of Commerce (1978-1979).  In 1993 he was chairman of the board of the Solid Wastes Management Authority, Government of Puerto Rico.  Mr. Martinez has extensive experience in contract negotiations, corporate and tax law, and in directing major institutions.  He holds a BS in Economics from Villanova University (1967), an LLB (law) from the University of Puerto Rico (1971), and an LLM (taxation) from Georgetown University (1972).

Javier O. Lamoso, President, age 38, has had extensive experience in the telecommunications industry and has been responsible for developing, negotiating and overseeing numerous strategic operational, economic and political aspects of the cellular telephone industry, including cell-site acquisition, environmental impacts, leasing contractual arrangements and inter-company relations with other operating telecommunications organizations, including interexchange carriers and local telephone companies.  Since 2002, Mr. Lamoso has been a member and officer of the Board of Directors of the Young Presidents’ Organization, Puerto Rico Chapter.  Until 1994, Mr. Lamoso acted as counsel to the Puerto Rico Cable Operators Association in various matters, which include the negotiation of rates and levies and the drafting of new legislation.  From 1986 to 1987 Mr. Lamoso held a non-legal position in the corporate finance department of Simpson, Thacher & Bartlett, and was involved with the 1987 successful external debt restructuring of Chile.  He holds a BA in Political Science/ Economics from Fordham University (1986), and a JD in law from the University of Puerto Rico (1990).

Gary H. Arizala, Director, age 64, is an entrepreneur and successful businessman.  Mr. Arizala has experience in the cellular telephone industry serving as chairman of United Cellular Associates from 1988 to the present and of Aikane Cellular from 1991 to the present.  In these capacities he directed the executive committee activities to oversee the development of the ME-3 RSA cellular telephone system which was successfully acquired by Telephone & Data Systems in early 1994.  In 1972 Mr. Arizala founded Alphabetland Preschool and Kindergarten, which he owns and operates.  Alphabetland provides high-quality childcare and preschool education services to 350 to 400 families annually through four child care centers located on Oahu, Hawaii, and employs approximately 60 people.  From 1963 to 1971, Mr. Arizala was an assistant civil engineer with the State of California responsible for utilities relocation for the State Water Project.  His duties included negotiating plans and agreements with Southern California Edison, Southern California Gas, the United State Forest Service among other major private and public agencies.  He is on the Guardian Advisory Council of the National Federation of Independent Businesses Hawaii Chapter, and an active member of the Chamber of Commerce and Small Business Hawaii organizations.  Mr. Arizala holds a BS in Civil Engineering from the University of Hawaii (1963).

Margaret W. Minnich, Director, age 49, has held management and supervisory positions in finance and accounting over a 20-year period in the non-profit, manufacturing and public accounting field.  In the past, she has been a member of the board of several privately-held companies and a private foundation.  From 1992 to the present, she has worked for The California Wellness Foundation and since December 1997 is serving as Vice President of Finance and Chief Financial Officer, and is responsible for all financial reporting, accounting, budgeting and tax functions including investment performance and asset allocation review of a $900 million investment portfolio, and managing cash flow for an annual budget exceeding $45 million.  From 1984 through 1990, Ms. Minnich held several key positions with MICOM Communications Corporation, including manager of financial planning where she directed all accounting and financial functions.  From 1981 to 1984, Ms. Minnich was a senior accountant with Ernst & Young, Los Angeles, specializing in electronics, aerospace and heavy industry fields.  Ms. Minnich is a member of the California Society of Certified Public Accountants and Southern California Association for Philanthropy.  She holds a BA in Philosophy from the University of Southern California (1978) and an MBA in accounting from USC (1981).

Lawrence Odell, Director and Secretary, age 55, is the co-managing partner of Puerto Rico’s third largest law firm with substantial expertise in the fields of corporate finance, administrative law, securities and banking.  He is a member of the Trial Lawyers Association of America, served as a member of the Inter-American Law Review from 1973 to 1974, and has written for that publication in the past.  He holds a BA (1971) and a JD (1974) from the Inter-American University of Puerto Rico, and a LL.M. in labor law from New York University (1975).  Mr. Odell has served in the capacity of secretary for several major corporations, including Buenos Aires Embotelladora, S.A. (BAESA).

James T. Perry, Director, age 70, is a successful entrepreneur and businessman with substantial experience in the real estate and retail foods industries. Since 1993, Mr. Perry has purchased and sold a two-way radio license, and has been involved in several wireless communication partnerships.  From 1987 to 1993, he was general partner of Telenode Rincon, the original owner and developer of the RSA cellular telephone system for PR-1, which was successfully acquired by Cellular Communications, Inc., as well as managing other cellular telephone and telecommunications holdings.  From 1959 to 1975, Mr. Perry was the president and/or owner of several successful licensed real estate firms including United Realty Group, Milwaukee, the largest black-owned real estate firm in Wisconsin, and Perry and Sherard Realty, Milwaukee, which specialized in rehabilitating and selling between 75 to 100 properties per year utilizing a staff of approximately 30 people.  From 1975 to 1992, Mr. Perry owned and operated a McDonald’s franchise in Saint Louis, Missouri, and was responsible for all operations of this successful business. Mr. Perry served in the U.S. Army in Korea, and has taken extensive courses in the fields of general business and real estate.  From 1988 to 1992 he was vice president of the Ronald McDonald Children’s Charities, and from 1980 to 1984 he served as a member of the McDonald’s Advertising Committee.  His memberships include the board of directors of the Skinker DeBaliviere Business Association, Hamilton Community Schools, Saint Louis, and the admissions committee of the Milwaukee Board of Realtors.  He is a past president of the Urban Brokers Association, and a director of the Multiple Listing Service.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of any Forms 3, 4 and 5 and any amendments thereto furnished to the Registrant pursuant to Rule 16a-3(e) of the Rules of the Securities and Exchange Commission, the Registrant is not aware of any failure of any officer or director of the General Partner or beneficial owner of more than ten percent of the Units to timely file with the Securities and Exchange Commission any Form 3, 4 or 5 relating to the Registrant for 2002.

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership is managed by the General Partner’s Board of Directors and executive officers of the General Partner.  The Partnership reimburses the General Partner for all reasonable expenses incurred by it in connection with managing the Partnership, including salaries and expenses of the General Partner’s employees who manage the Partnership.

The following Summary Compensation Table sets forth certain information concerning the cash and non-cash compensation earned by or awarded to the chief executive officer of the Partnership’s General Partner.  Other than the President, no executive officer of the General Partner received compensation of $100,000 or more in 2002.

SUMMARY COMPENSATION TABLE

	Annual Compensation					Long-Term Compensation Awards
Name & Principal Position	Fiscal Year	Compensation ($)	Bonus($)	Other Annual Compensation ($)		Securities Underlying Options/SAR’s	All Other Compensations ($)
Javier Lamoso, President	2002	$75,200	$0	$203,750	(1)	0	$0
and Director	2001	$75,200	$0	$122,500	(1)	0	$0
	2000	$75,200	$0	$72,500	(1)	0	$0

(1)          Consists of professional fees from ClearComm and director’s fees from SuperTel.

On August 30, 2001, the Partnership loaned $100,000 to Javier Lamoso.  Mr. Lamoso signed a promissory note whereby he promised to pay the $100,000 plus six percent (6%) annual interest rate, on the earlier of August 30, 2005 or on the date of termination of his employment with the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Exclusive management and control of the Partnership’s business is vested in the General Partner.  The Partnership has one administrative employee and is managed and controlled by the Board of Directors and executive officers of the General Partner.  The General Partner owns 100% of the Partnership’s general partnership interest.  The shares of General Partner are held by certain individuals and Puerto Rico trusts.

The following table sets forth, as of December 31, 2002, information with respect to beneficial ownership of the Partnership’s Units by: (i) all persons known to the General Partner to be the beneficial owner of 5.0% or more thereof; (ii) each Director of the General Partner; (iii) each of the executive officers of the General Partner; and (iv) all executive officers and Directors as a group of the General Partner.  All persons listed have sole voting and investment power with respect to their Units, unless otherwise indicated.

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

(2)          Mr. Lamoso is President of the General Partner and a member of the Board of Directors.

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

Management Fee

The Partnership Agreement provides that the General Partner is entitled to a management fee for all reasonable operating expenses, plus 10% of such expenses.  The total management fee for 2002 was approximately $262,000.  The management fee is paid on a monthly basis.

Other Relationships and Transactions

Mr. Martínez and Mr. Odell are partners of Martínez, Odell & Calabria, a law firm, which provides legal services to the General Partner and the Partnership.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements

ClearComm, L.P.

Report of Independent Public Accountants — December 31, 2002 (Audited), 2001 and 2000 (Restated and Unaudited)

Consolidated Balance Sheets - December 31, 2002 (Audited), 2001 and 2000 (Restated and Unaudited)

Consolidated Statements of Operations for the years ended - December 31, 2002 (Audited), 2001 and 2000 (Restated and Unaudited)

Consolidated Statements of Changes in Partners’ Deficit for the years ended - December 31, 2002 (Audited), 2001 and 2000 (Restated and Unaudited)

Consolidated Statements of Cash Flows for the years ended - December 31, 2002 (Audited), 2001 and 2000 (Restated and Unaudited)

Notes to Consolidated Financial Statements

SuperTel Communications Corp.

Report of Independent Public Accountants – December 31, 2002, 2001 and 2000

Balance Sheets - December 31, 2002, 2001 and 2000

Statements of Income and Accumulated Deficit for the years ended December 31, 2002, 2001 and 2000

Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Financial Statements

(2) Financial Statement Schedules - None.

(3) Exhibits- None.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of fiscal 2002.

(c) Principal Officer Certifications – Exhibits 31 and 32.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ClearComm, L.P.

By: SuperTel Communications Corp., General Partner

By:	/s/ Javier O. Lamoso
Name: Javier O. Lamoso
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Fred H. Martínez	Director and Chairman of the Board	November 4, 2003
Fred H. Martínez

/s/ Javier O. Lamoso	Director and President	November 4, 2003
Javier O. Lamoso

/s/ Margaret W. Minnich	Director	November 4, 2003
Margaret W. Minnich

/s/ Lawrence Odell	Director	November 4, 2003
Lawrence Odell

/s/ James T. Perry	Director	November 4, 2003
James T. Perry