Form 10-K
period 2003-12-31
CLEARCOMM L P
filed 2004-04-14
CIK 1013267

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

For Annual and Transition Reports to Section 13 or 15(d) of the
Securities Exchange Act of 1934

(Mark one)

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the calendar year ended December 31, 2003

or

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

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐   No  ☒

Registrant’s financial statements for calendar year 2001 are restated and unaudited.  See Note 2.

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

ClearComm, L.P.

CLEARCOMM, L.P. ( THE “PARTNERSHIP”) RESTATED ITS CONSOLIDATED FINANCIAL STATEMENTS FOR THE CALENDAR YEAR ENDED DECEMBER 31, 2001, AS DESCRIBED IN NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED AS PART OF THIS ANNUAL REPORT ON FORM 10-K.  OUR PRIOR INDEPENDENT ACCOUNTANTS, ARTHUR ANDERSEN LLP, ARE NOT ABLE TO REISSUE THEIR REPORT RELATING TO THE PARTNERSHIP’S FINANCIAL STATEMENTS FOR 2001 OR TO AUDIT THE RESTATEMENT ADJUSTMENTS DESCRIBED IN NOTE 2 BECAUSE THEY CEASED OPERATIONS IN 2002.   THE PARTNERSHIP BELIEVES THAT THE EFFECT OF THE ADJUSTMENTS MADE IN THE RESTATED FINANCIAL STATEMENTS, AND THE NATURE OF THE ACCOUNTING ISSUES ADDRESSED BY THOSE ADJUSTMENTS, DO NOT HAVE A MATERIAL EFFECT ON THE PARTNERSHIP’S FINANCIAL POSITION AS A WHOLE OR ON THE PARTNERSHIP’S INVESTORS, CREDITORS, SUPPLIERS, EMPLOYEES OR CUSTOMERS.  THEREFORE, THE PARTNERSHIP BELIEVES THAT A RE-AUDIT OF THE PARTNERSHIP’S 2001 CONSOLIDATED FINANCIAL STATEMENTS IS UNNECESSARY.  ACCORDINGLY, OUR CONSOLIDATED FINANCIAL STATEMENTS FOR THE CALENDAR YEAR ENDED DECEMBER 31, 2001 ARE RESTATED AND UNAUDITED.  OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE CALENDAR YEARS ENDED DECEMBER 31, 2003 AND 2002 ARE INCLUDED AS PART OF THIS ANNUAL REPORT ON FORM 10-K.

THE RESTATEMENTS OF THE PARTNERSHIP’S CONSOLIDATED FINANCIAL STATEMENTS FOR THE CALENDAR YEAR ENDED DECEMBER 31, 2001 ARE DESCRIBED IN DETAIL WITHIN ITEM 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND WITHIN THE PARTNERSHIP’S AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES, INCLUDING NOTE 2, INCLUDED AS PART OF THIS ANNUAL REPORT ON FORM 10-K.

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Partnership as a result of a number of important factors.  Examples of these factors include, without limitation, rapid technological developments and changes in the telecommunications industry; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the Telecommunications Act of 1996 and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation; regulatory limitations on the Partnership’s ability to compete in the telecommunications services industry; and continuing consolidation in the telecommunications services industry.  In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general, factors including, without limitation, general industry and market conditions and growth rates, domestic and international economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Partnership’s future business.

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

The Partnership, through its majority-owned subsidiary, NewComm Wireless Services, Inc. (“NewComm”), owns and operates a state-of-the-art PCS network in Puerto Rico (the “Puerto Rico Network”).  The Partnership directly or indirectly through NewComm owns two 15 MHz C-Block PCS licenses covering the entire island of Puerto Rico (the “Puerto Rico Licenses”) and four 15 MHz licenses in California (the “California Licenses,” and together with the Puerto Rico Licenses, the “Licenses”).   The California Licenses have been sold and consummation of the transaction is conditioned to FCC approval.

The Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”) provides that the Partnership will terminate on December 31, 2005. The Partnership will dissolve on such date (unless terminated earlier or unless the Partnership Agreement is amended to change such date).

The Puerto Rico Network

The Partnership started building its Puerto Rico Network during the first quarter of 1999 and the system commenced commercial operations on September 24, 1999.  The Partnership was the fifth entrant into the Puerto Rico wireless telecommunications market.  It currently provides wireless coverage in the areas where 95% of the Puerto Rico wireless traffic occurs and expanding.  The Partnership has established points of sale in all major shopping districts and has over 250 points of sale throughout Puerto Rico.  The Partnership believes that it currently has approximately 13% of the Puerto Rico wireless market.

To build and operate its Puerto Rico network, the Partnership entered into an agreement, dated February 4, 1999 (the “TLD Agreement”) with Telefónica Larga Distancia de Puerto Rico, Inc. (“TLD”).  TLD is a wholly owned subsidiary of Telefónica Internacional, S.A. which is a member of the Telefónica, S.A. group (Ticker: TEF) (the “Telefónica Group”), Spain’s largest traded company and one of the world’s largest telecommunication companies.  Telefónica Móviles (Ticker: TEM), the wireless communications affiliate of Telefónica, currently has approximately 32 million subscribers worldwide.  Pursuant to the terms of the TLD Agreement, the Partnership transferred the

Puerto Rico Licenses (including its related debt) and associated business plans and studies to NewComm.  TLD provided NewComm a loan of approximately $19.96 million and received a secured convertible promissory note (the “Note”) which entitles TLD to select a director for one of the five NewComm board of director seats (the “Board”).  The Note was assigned to TEM on September 23, 2003.  The Note is convertible into 49.9% of NewComm’s equity.  The Note cannot be converted, however, until the FCC authorizes TEM to hold more than a 25% equity interest in NewComm.  NewComm and TEM entered into a management agreement whereby TEM provides day-to-day management services for NewComm, subject to the supervision of NewComm’s Board.  Pursuant to a certain Stock Purchase Agreement dated as of March 12, 2002, by and between the Partnership and TLD, the Partnership has agreed to sell 0.2% control interest at market value to TEM.  The transfer of this control interest and validity of the agreement is subject to FCC approval. As part of the requirements of the Stock Purchase Agreement, TEM (and Telefónica Internacional, S.A., its parent company) have agreed to issue their corporate guarantee as collateral for long-term financing of NewComm of approximately $110M.  Together with the Stock Purchase Agreement and as part of the transaction a Shareholders’ Agreement and a Sale Agreement were executed between the parties.  The Shareholders’ Agreement provides for a great number of general and specific protections and rights for the Partnership as a minority shareholder in NewComm.  The Sale Agreement provides for a convenient exit for the Partnership from NewComm.  Under the Joint Venture Agreement the Partnership’s principal means of exiting from NewComm was by exercising Registration Rights against TEM.  Due to Telefónica’s re-organization and new market conditions, the possibility of publicly registering an exclusive wireless service company limited to the Puerto Rico market is very unlikely.  However, under the Sale Agreement, the Partnership can force the sale of NewComm to TEM and/or third parties.

The Sale Agreement provides that since May 12, 2003, either party (ClearComm or TLD) may trigger a shareholder obligation to sell NewComm.  Within 30 days of a notice of sale, TEM (or ClearComm as the case may be) would have the right to purchase ClearComm’s (or TEM’s) interest.  The purchase price to be paid at that time would be based on a valuation performed by an internationally recognized investment-banking firm selected by both parties.  If TEM does not exercise its right to buy out ClearComm’s interest, TEM is bound together with ClearComm to proceed with the sales process to attempt a sale of NewComm.  TEM and ClearComm are bound to accept the highest price proposed by an interested buyer, which price must be payable in cash or freely tradable securities, or a combination thereof, and which must be for a price not less than the valuation prepared by the investment banker.  At the closing of the sale the Management Agreement and the Technology Transfer Agreement originally held by TLD (and assigned to TEM) will terminate without compensation, and no premium for controlling interest or discount for holding a minority interest in NewComm will apply.

The Sale Agreement shall continue in full force and effect even if the Stock Purchase Agreement with TEM, for whatever reason, does not close.

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

Competition in Puerto Rico

The continued success of the Partnership’s PCS business in Puerto Rico will depend upon its ability to compete with the two cellular operators and three operating PCS providers, potential competition from two other PCS licensees and potential future wireless communications providers in the Puerto Rico market.  All wireless operators compete in the optimization of their networks to provide a better service for their customers.  The Partnership also faces competition from other existing communications technologies such as conventional mobile telephone service, specialized mobile radio (“SMR”) and enhanced specialized mobile radio (“ESMR”).  As wireless use increases, PCS competes more directly with traditional landline telephone service providers and other technologies including mobile satellite systems.  In addition, the availability of new spectrum and resale of existing spectrum and the entry of new participants may result in increased competition in the Puerto Rico market.  At the end of 2003, Puerto Rico had a wireless market penetration of approximately 34.5% while the United States mainland ended the same year with an approximate market penetration of 54%.  The latest market research reflects that Puerto Rico should attain a market penetration of 48% by the end of 2005.

Markets

The following table sets forth as of December 31, 2003, with respect to each Market in which the Partnership owns a PCS license, the estimated persons of population (“POPs”).

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

Frequency Blocks

The FCC divided PCS into six frequency blocks, designated Blocks A through F, such that there are six overlapping licenses in each market in each geographic area of the country.  Blocks A, B and C are 30 MHz blocks, and Blocks D, E and F are 10 MHz blocks.  The FCC has created new C2 blocks of 15 MHz in certain markets including Puerto Rico and California.

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

Small Businesses were entitled to make interest-only payments for the first six years and can amortize interest and principal over the remaining four years of the license term.  The interest rate applicable to Small Businesses is the 10-year treasury note rate at the date of grant of the license.  In addition, Small Businesses were entitled to a bidding credit of 25%.  In March 1997, the FCC issued an order suspending indefinitely interest payments on all Block C licenses; however, interest continued to accrue.  Ultimately, in accordance with the FCC procedures specified in the FCC’s March 24, 1998 Order on Reconsideration of the Second Report and Order (the “Reconsideration Order”), the Partnership commenced interest payments during July, 1998. The Partnership originally owed $51.3M exclusively in connection with the Puerto Rico License.

Build-Out Requirements

The Partnership has complied with its build out requirements for the Puerto Rico Licenses and the California Licenses.

Employees

The Partnership, including its majority owned subsidiary NewComm, had approximately 250 employees at the end of 2003.

Available Information

We file annual reports on form 10-K, quarterly reports on Form 10Q, current reports on Form 8-K, amendments to these reports, and other information with the Securities and Exchange Commission (“SEC”).  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1800-SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no trading market for the Units, and it is unlikely that a trading market will exist at any time in the future.  Any transfer of the Units is severely restricted by certain conditions outlined in the Partnership Agreement, and requires the consent of the General Partner, SuperTel Communications Corp., which can be withheld in the General Partner’s sole reasonable discretion.

As of December 31, 2003, the General Partner holds one general partnership interest, and approximately 1,600 investors hold an aggregate of 2,906.1 Units of limited partnership interest.  There are 3.3 Units held as treasury.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes selected consolidated financial data of the Partnership from the period from January 1, 1999 to December 31, 1999, from January 1, 2000 to December 31, 2000, from January 1, 2001 to December 31, 2001 from January 1, 2002 to December 31, 2002, and from January 1, 2003 to December 31, 2003.  This information should be read in conjunction with the Partnership’s audited consolidated financial statements and related notes thereto and management discussion contained herein.  The financial statements for the calendar years 2001 and 2000, which were audited by Arthur Andersen, LLP, the predecessor independent accountants, are restated.  The financial statements for the calendar years ended December 31, 2001 and December 31, 2000 are considered unaudited.  (See Item 7 and Note 2 to the Partnership’s audited consolidated financial statements attached to this Annual Report on Form 10-K.)

Statements of Operations Data

	December 31, 2003	December 31, 2002	December 31, 2001(1)	December 31, 2000(1)	December 31, 1999(2)
Revenues:
Service revenues	$101,557,423	$99,779,656	$112,025,407	$79,906,400	$4,950,769
Handsets and accessories sales	7,336,689	8,177,441	11,710,520	12,104,805	2,357,790

Total Revenues	108,894,112	107,957,097	123,735,927	92,011,205	7,308,559
Expenses:
Operating expenses	100,086,717	103,734,297	119,309,062	112,939,103	25,114,638

Income (loss) from operations	8,807,395	4,222,800	4,426,865	(20,927,898)	(17,806,079)

Interest expense	(13,312,468)	(16,212,644)	(20,172,216)	(11,141,769)	(2,263,002)

Depreciation and amortization	(17,272,191)	(14,171,258)	(17,631,238)	(20,458,500)	(2,957,683)

Loss before other income (expense)	(21,777,264)	(26,161,102)	(33,376,589)	(52,528,167)	(23,026,764)
Other Income (expense)

Gain on sale of investment in stock of subsidiary	—	13,000,000	—	—	—

Equity in net loss of subsidiary	(140,608)	(114,746)	—	—	—

Interest income	213,369	249,661	548,002	490,309	832,006

Gain on sale of Visalia-Porterville license	—	—	4,814,337	—	—
Other	337	1,113	—	—	—
Loss on write-off of inventories	(4,742,559)	—	—	—	—
Write-off of discount on note payable to FCC	(3,913,661)	—	—	—	—

Net loss	$(30,360,386)	$(13,025,074)	$(28,014,250)	$(52,037,858)	$(22,194,758)

Net loss attributable to General Partner	$(30,360,386)	$(13,025,074)	$(28,014,250)	$(25,765,959)	$(5,548,690)

Net loss attributable to Limited Partners	$—	$—	$—	$(26,271,898)	$(16,646,068)

Net loss per unit attributable to Limited Partners	$—	$—	$—	$(9,035)	$(5,725)

(1)           Each of the 2001 and 2000 calendar years are restated and unaudited.

(2)           Audited by other independent public accountants.

Balance Sheets Data

	December 31, 2003	December 31, 2002	December 31, 2001(1)	December 31, 2000 (1)	December 31, 1999 (2)
ASSETS:
Cash and cash equivalents	$1,007,353	$22,709,786	$10,241,902	$9,338,798	$6,546,305
Cash in escrow account	1,500,000	—	—	—	—
Accounts receivable, net	12,297,162	11,594,949	19,099,986	20,049,769	3,244,067
Accounts receivable, other	7,457,028	6,483,255	—	—	—
Insurance claim receivable	—	270,002	1,496,324	1,256,285	—
Interest receivable	14,000	8,000	2,000	—	—
Inventories	3,908,736	10,461,112	10,305,254	12,977,164	9,201,823
Prepaid expenses	672,406	625,610	652,279	751,603	1,406,684
Investment in Securities	7,338,288	10,000,000	—	—	—
Investment in Subsidiary	397,980	277,254	—	—	—
PCS licenses, net	57,517,974	57,517,974	57,517,974	64,838,452	67,543,320
Deferred financing costs	774,363	901,235	906,731	1,730,047	—
Note receivable from officer	100,000	100,000	100,000	—	—
Property and equipment, net	90,753,422	101,931,922	102,095,953	97,002,140	89,200,611

	183,738,712	$222,881,099	$202,418,403	$207,944,258	$177,142,810

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT):
Accounts payable and accrued Liabilities	$40,224,333	$47,022,094	$41,642,052	$45,743,223	$107,245,472
Notes payable — short-term	113,816,297	82,647,544	133,321,837	121,000,000	—
Notes payable — long-term	117,390,809	150,505,987	81,723,962	72,456,233	59,114,678

Unitholders’ capital (deficit) 2,906.1 Units in 2003, 2002, 2001, 2000, and 1999, and 1 general Partnership interest	(87,692,727)	(57,294,526)	(54,269,448)	(31,255,198)	10,782,660

	$183,738,712	$222,881,099	$202,418,403	$207,944,258	$177,142,810

BOOK VALUE PER UNIT	$(30,165)	$(19,708)	$(18,668)	$(10,751)	$3,708

(1)           Each of the 2001 and 2000 calendar years are restated and unaudited.

(2)           Audited by other independent public accountants.

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

On November 26, 2003 the Partnership entered into a Purchase and Sale Agreement with Metro PCS pursuant to which the Partnership sold all of its remaining California Licenses.  The sale is pending FCC approval and the price of this transaction cannot be disclosed until after FCC approval and closing of the transaction.

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

The Partnership has agreed to sell shares in NewComm to TEM in sufficient amount to provide TEM with an additional 0.2% share interest in NewComm, enabling TEM to have a total of 50.1% control interest in NewComm.  The transaction involves a Stock Purchase Agreement, a Shareholders Agreement, and a Sale Agreement.  A summary of the terms of the sale and these agreements is provided below.

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

The Shareholders Agreement

In consideration of the sale of a controlling interest in NewComm a new Shareholders Agreement shall become effective upon the closing of the Stock Purchase Agreement.  The Shareholders Agreement shall incorporate all of the rights and benefits under the current Joint Venture Agreement, which include rights of first refusal, pre-emptive rights, drag-along rights, registration rights, piggy back rights, financial reporting and other rights.

In addition to the above, ClearComm will have approval rights for a great number of actions that have the intent of protecting the Partnership’s then minority interest in NewComm, some of which are as follows: any transaction between NewComm and a shareholder or an affiliate of such shareholder, other than the Management Agreement and the Technology Transfer Agreement; the annual strategic business plan and operating budgets for each calendar year and any variations or modifications which individually or in the aggregate exceed ten percent of the operating budget for such annual period; the appointment of the general manager, the director of finance and all directors of each division of NewComm, as well as the compensation of each such person, consent to which shall not be unreasonably withheld; the engagement of a new marketing consultant and the employment of marketing strategies, promotions, advertising and product development different from those in effect on the date hereof, consent to which shall not unreasonably be withheld; any modification to the Certificate of Incorporation or Bylaws of NewComm that would have an adverse effect on any rights granted to a shareholder thereunder or under applicable law; and any amendments or modifications to the Management Agreement or the Technology Transfer Agreement in effect as of the Effective Date.  ClearComm will have the right to appoint four directors and TEM five directors.

The Sale Agreement

The new Sale Agreement provides that ClearComm (or TEM) may trigger a shareholder obligation to sell NewComm.  Within 30 days of a notice of sale, TEM (or ClearComm as the case may be) would have the right to purchase ClearComm’s (or TEM’s) interest.  The purchase price to be paid at that time would be based on a valuation performed by the investment-banking firm that prepared the one under the Stock Purchase Agreement.

If TEM does not exercise its right to buy out ClearComm’s interest, the shareholders will be bound to proceed with the sales process to attempt a sale of NewComm.  All shareholders are bound to cooperate and undertake all that is necessary in that effort.  Further, the shareholders are bound to accept the highest price proposed by an interested buyer, which price must be payable in cash or freely tradable securities, or a combination thereof, and which must be for a price not less than the valuation prepared by the investment banker.

Some additional points are that at the closing of the sale of NewComm the Management Agreement and the Technology Transfer Agreement held by TLD will terminate.  Also, no premium for controlling interest or discount for holding a minority interest in NewComm will apply.

The Sale Agreement shall continue in full force and effect even if the Stock Purchase Agreement with TEM, for whatever reason, does not close.

Project Finance Facility

With the signing of the Stock Purchase Agreement, ABN/AMRO (the “Bank”) has proceeded to work towards providing a $110 million Project Finance Facility for NewComm.   The Project Finance Facility will consist of five-year term credit, with a balloon payment at the end of the term.

An agreement restructuring Lucent’s outstanding debt has been attained and it was executed on June 4, 2003.  The now outstanding debt to Lucent is $48.5M and is payable over a six-year period at 8% annual interest rate.  On June 20, 2003, an agreement restructuring Alcatel’s debt was executed.  Alcatel’s credit is now $2.5M at 6.5% payable over a three year period.  Also, by means of letter from TLD (and its parent, Telefónica Internacional, S.A., and its affiliate, TEM), TLD has agreed to issue a corporate guarantee to serve as collateral for a $110M bank loan.

California Licenses

Since January 2002 the Partnership has had a wireless DSL network in place throughout in certain areas within California in compliance with the FCC build out requirements.  The California Licenses were sold on November 26, 2003 to Metro PCS.  This transaction is pending FCC approval.

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

Write-down of Refurbished and Excess or Obsolete Inventories - We currently have written-down refurbished handset inventories to the lower of cost or market value (which approximates cost to refurbish or replace the handsets).  We currently have written-down excess or obsolete handset accessories to net realizable value.  As an inducement to obtain new customers, the Partnership may sell handsets to customers for a price that is less than cost.  Until December 31, 2002, the loss on such sales was recognized at the time of sale.  We continue to monitor the depletion of our current inventory levels.

Effective January 1, 2003 we changed our method to account for the loss on sale of handsets to customers, from the recognition of such loss at the time of sale, to the establishment of an inventory reserve to account for that loss at the end of each accounting period.

Long-lived Assets - We continually evaluate long-lived assets to determine whether current events and circumstances warrant adjustment to the carrying values or amortization periods.  The Partnership measures impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition must be made.  If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.  The impairment loss, if any, is determined based on projected discounted future operating cash flows using a discount rate reflecting the Partnership’s average cost of funds.  No impairment loss was recognized during 2003 and 2002.  If the estimates used to measure impairment are insufficient for any reason, our net income or loss would be reduced or increased, respectively.

Valuation of Intangibles (PCS Licenses) – Because of the adoption by the Partnership of  SFAS 142 (Goodwill and other Intangible assets) imposed by the FASB for calendar years commencing after December 31, 2001, PCS Licenses are no longer amortized and instead they are subject to periodic impairment testing.  Based on analysis of future cash flows and other related variables, we determined that no impairment adjustment was necessary for the years ended December 31, 2003 and 2002.  We will perform the impairment test at least every quarter or as soon as anything comes to our attention that could cause us to believe that the recorded balance of the PCS Licenses may be affected.  If the estimates used to measure impairment are insufficient for any reason, our net income or loss would be reduced or increased, respectively.

Revenue Recognition

We recognize post-paid PCS service revenue from our customers as they use the service.  Prepaid PCS service revenue is recognized based on estimates of usage.  Additionally, we provide a reduction of recorded revenue for billing adjustments and billing corrections.  We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and through our third party dealers.  If the estimate used to recognize prepaid PCS service revenue usage varies from actual results or if the estimate of certain revenue adjustments is inaccurate, our revenues would be adjusted accordingly.

Restatement of Financial Statements

Management restated the Partnership’s financial statements for 2001, as described in Note 2 to the audited consolidated financial statements included as part of this Annual Report on Form 10-K.  Our prior independent accountants are not able to reissue their report relating to the Partnership’s financial statements for 2001 or to audit the restatement adjustments described in Note 2 because they ceased operations in 2002.  Our successor independent accountants, Kevane Soto Pasarell Grant Thornton LLP have not audited such year and do not issue an opinion on the financial statements for the calendar year ended December 31, 2001.  Our successor independent accountants have only audited our financial statements for the calendar years ended December 31, 2003 and 2002 and have issued the Independent Auditor’s report included herein.

Accordingly, our financial statements for the calendar year ended December 31, 2001 are restated and unaudited.

Impact of Unaudited Financial Statements

As explained above and in Note 2 to the audited consolidated financial statements for the calendar years ended December 31, 2003 and 2002, our consolidated financial statements for the calendar year ended December 31, 2001 have been restated.  Our prior independent accountants are not able to reissue their report relating to the Partnership’s financial statements for 2001 or to audit the restatement adjustments described in Note 2 because they ceased operations in 2002.  We believe that the effect of the adjustments made in the re-stated financial statements, and the nature of the accounting issues addressed by those adjustments, do not have a material effect on the Partnership’s financial position as a whole or on the Partnership’s investors, creditors, suppliers, employees or customers.  Therefore, we believe that a re-audit of the Partnership’s 2001 consolidated financial statements is unnecessary.  Accordingly, our consolidated financial statements for the calendar year ended December 31, 2001 are restated and unaudited.  Our audited consolidated financial statements for the calendar years ended December 31, 2003 and 2002 are included as part of this Annual Report on Form 10-K.

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

Results of Operations - 2003 Compared to 2002

The Partnership’s revenues for the year ended December 31, 2003, which amounted to $108,894,112 ($107,957,097 in 2002), included $101,557,423 ($99,799,656 in 2002) in service revenues and $7,336,689 ($8,177,441 in 2002) in handset and accessories sales generated from NewComm’s wireless operations.  The increase in service revenues is primarily due to an increment during 2003 of the subscriber base.  The decrease in handset and accessories revenues is related to a reduction in the retail pricing of handsets.  The Partnership’s operations are not materially effected by inflationary increases.  Any inflationary impact on the cost of products and services offered by the Partnership’s subsidiary, NewComm, is offset by pricing adjustments to the retail prices of handsets, accessories, and various offers available to the customers.

Expenses

Operating expenses for the year ended December 31, 2003 totaled $100,086,717, as compared to $103,734,297 for the same period in 2002.  During 2003, the Partnership’s expenses included  $ 22,523,576 ($20,297,712 for 2002) in costs of handset and accessories, $ 15,169,673 ($15,662,484 for 2002) in salaries and benefits, $ 2,682,232 ($9,915,770 for 2002) for legal and professional services, $17,272,191 ($14,171,258 for 2002) in depreciation and amortization, $8,907,241 ($9,854,591 for 2002) in provision for doubtful accounts, $46,713,169 ($41,933,902 for 2002) in interconnection, network maintenance, sales commissions, advertising, rent, taxes and other expenses, $4,165,826 ($5,808,374 for 2002) for services rendered by related parties and $ 282,280 ($262,164 for 2002) for management fees paid to the general partner. Variances in expenses such as legal and professional and services rendered by related parties are due to reclassification of accounts at the subsidiary level and are not related to actual variations in such accounts.  The decrease in expenses during 2003, as compared to 2002, is primarily associated with an overall decrease in operating expenses of $3.6M resulting from cost control management implemented at Partnership and subsidiary level.  The increase in salaries and benefits was offset by a decrease in legal and professional services and a reduction in the provision for doubtful accounts, due to better collection efforts and tighter credit policy.

Net losses of $30,360,386 for 2003 and $13,025,074 for 2002, reflect the costs of competing in the Puerto Rico market against existing and new cellular and PCS operators in order to continue to develop and maintain a strong subscriber base.  The increase of the net loss as compared to the prior year is primarily due to the fact that the 2002 loss was reduced by a $13M gain on the sale of stock.  Accordingly, the operational loss for 2002 was $26M.  The net loss of $30,360,386 for 2003 includes nonrecurring losses amounting to $8.6M, such as the loss of $4,742,559 on the write off of inventory and the $3,913,661 write-off of the discount on note payable to the FCC which resulted from the debt restructuring which should be finalized during 2004. Therefore, the adjusted net loss for 2003 would be $21.8 compared to the adjusted $26M in 2002.  Therefore, the net loss for 2003 shows a reduction of approximately $4M which is directly proportional to the reduction in operating expenses as described above.

Interest expense for the year ended December 31, 2003, totaled $13,312,468 as compared to $16,212,644 for the same period in 2002.  The decrease in interest expense during 2003 is primarily attributable to the restructuring of the Partnership’s Notes Payable (refer to Notes 12 and 14 to the accompanying consolidated financial statements) and to downward trends of interest rates in the markets.  In 2003, the Partnership had interest income of $213,369, as compared to $249,661in 2002.

Liquidity and Capital Resources

As of December 31, 2003, the Partnership had cash and cash equivalents amounting to $1,007,353.  In addition, the Partnership has $1,500,000 in escrow which resulted from an option to purchase the California Licenses by an independent group of investors as described in Item 7.

As part of the agreement with TEM, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that required Lucent to build a network that uses Code Division Multiple Access (“CDMA”) protocol. The total cost was approximately $125 million.  On June 4, 2003, Lucent’s outstanding debt was restructured at a six-year term with an interest rate of eight percent (8%) annually.  As of December 31, 2003, $48,470,205 was outstanding under this financing agreement (refer to Note 14(a) to the accompanying consolidated financial statements).

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

In addition, at December 31, 2003, the Partnership owes the United States Federal government approximately $42.7 million plus accrued interest at 6.5% in connection with the acquisition of its Puerto Rico PCS licenses.  In accordance to industry practices the note payable was recorded net of a discount that has been amortized in prior years.  Due to the refinancing of the debt that is expected to be completed before June 2004, the discount balance of $3,913,661 as of December 31, 2003 was written off and reflected as interest expense in the other expenses section of the accompanying statement of operations. (Refer to Note 14(c) to the accompanying consolidated financial statements).

The Partnership has a secured promissory note payable to TLD (now TEM), which bears interest at the floating rate of 90-day LIBOR plus 1.5% and was originally due in March 2004.  On January 1, 2004, this secured promissory note was amended to be due in December 2004, and to bear interest at 1%.  In addition, in January 2000 the joint venture agreement with TLD was amended to provide NewComm a revolving line of credit of approximately $30 million for working capital from TLD.  This loan was paid-off in December 2000 by means of a $60 million bridge loan (the “Bridge Loan Facility”) to NewComm from ABN-AMRO and BBVA (the “Banks”).  The original Bridge Loan Facility bore interest at 1.5% over 90-day LIBOR, which was originally supposed to expire on March 15, 2001, and was then extended until March 17, 2002, with an interest rate of .75% over 90-day LIBOR.  The Bridge Loan is now guaranteed by TISA and was extended again until June 23, 2004.  It is expected that the bridge loan will be replaced with a permanent Project Finance Facility of approximately $110 million.

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

Once TEM is able to convert its debt to 49.9% of NewComm, and the 0.2% control stock sale is consummated, ClearComm will own 38.3% of New Comm equity.

As a result of the restructuring of its FCC debt in June 1998, the Partnership has no outstanding debt on its California Licenses, which consist of 15MHz of bandwidth covering an approximate population of 1.1 million people in Eureka, Redding, Merced, and Modesto, all within the state of California.  The California Licenses were sold to Metro PCS on November 26, 2003, but the transaction is pending FCC approval.

The Partnership anticipates that earnings and cash distributions derived from its Puerto Rico Network once it matures, interim and permanent financing and, if necessary, additional capital calls from its Investors or accessing the public capital markets, should provide it with the liquidity to meet its obligations.

Results of Operations - 2002 Compared to 2001

The Partnership’s revenues for the year ended December 31, 2002, which amounted to $107,957,097 ($123,735,927 in 2001), included $99,779,656 ($112,025,407) in service revenues and $ 8,177,441($11,710,520 in 2001) in handset and accessories sales generated from NewComm’s wireless operations.  The increase in service revenues is primarily due to an increase in the wireless customer base during 2002 as compared to 2001.

Expenses

Operating expenses for the year ended December 31, 2002 totaled $103,734,297, as compared to $119,309,062for the same period in 2001.  During 2002, the Partnership’s expenses included $ 20,297,712 ($32,583,589 for 2001) in costs of handset and accessories,  $15,662,484 ($13,884,281 for 2001) in salaries and benefits, $ 9,915,770 ($12,307,559 for 2001) for legal and professional services, $14,171,258 ($17,631,238 for 2001) in depreciation and amortization, $9,858,591 ($10,585,296 for 2001) in provision for doubtful accounts, $41,933,202 ($42,466,975 for 2001) in interconnection, network maintenance, sales commissions, advertising, rent, taxes, management fees to the general partner and other expenses, and $ 5,808,374 ($7,481,362 for 2001) for services rendered by related parties.  The increase in expenses during 2002, as compared to 2001 is primarily associated with an increase in NewComm’s head count and operating expenses needed to expand NewComm’s operations and its market share.  The increase in operating expenses was offset by a decrease in the provision for doubtful accounts of $1.3 million during 2002, as compared to 2001, due to better collection efforts.  Depreciation and amortization expense decreased after the handsets rented to customers were fully depreciated in May 2002.

Net losses of $13,025,074 for 2002 and $28,014,250 for 2001, reflect the costs of entering the Puerto Rico market and meeting the competition of existing cellular and PCS operators in order to develop a subscriber base.  To meet competition, a significant subsidy is granted in the sale of handsets and accessories, on which a negative margin of $12,120,271 was generated during 2002 ($20,873,069 in 2001).  In addition, salaries, sales commissions and advertising expenses amounting to $28,365,576 ($32,306,687 in 2001) have been required to penetrate the market and serve the established subscriber base.

Interest expense for the year ended December 31, 2002, totaled $16,212,644 as compared to $20,172,216 for the same period in 2001.  The decrease in interest expense during 2002 is primarily attributable to the FCC Note, the TLD notes, the Note Payable to Lucent, and the Bridge Loan Facility (refer to Notes 12 and 14 to the accompanying consolidated financial statements).  In 2002, the Partnership had interest income of $249,661, as compared to $548,002 in 2001.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership’s exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks.  The Partnership invests cash balances in excess of operating requirements in short-term money market funds.  As of December 31, 2003, the Partnership had cash equivalents and short-term investments of $1,007,353 consisting of cash and highly liquid, short-term investments in money market funds.

The Partnership’s cash and cash equivalents will increase or decrease by an immaterial amount if market interest rates increase or decrease, and therefore, its exposure to interest rate changes has been immaterial.  The Partnership’s loans payable to the FCC have a fixed interest rate of 6.5% and therefore are not exposed to interest rate risks.  The TLD Note relating to indebtedness of NewComm bears interest at the floating rate of the 90-day LIBOR plus 1% and is due six months from date of  issuance but can be extended for periods of six months, thereafter.  Lucent’s debt was restructured on June 4, 2003 to a six-year term credit facility with an interest rate of eight percent (8%) annually.  As of December  2003, the outstanding principal balance owed to Lucent was $48.5 Million.  The Bridge Loan bears an interest rate of 0.75% over 90-day LIBOR and is now guaranteed by TISA.  As part of this arrangement ClearComm agreed to pay an annual fee of 2% over half of this guarantee (or $30 million), or provide an equivalent cash collateral to the Banks.  This loan guarantee fee is not due until the sale of the Partnership’s interest in NewComm.  The Bridge Loan Facility has been extended again to June 30, 2004.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ClearComm, L.P.

Report of Independent Public Accountants — December 31, 2003, 2002 (Audited), and 2001 (Restated and Unaudited)

Consolidated Balance Sheets - December 31, 2003, 2002 (Audited), and 2001 (Restated and Unaudited)

Consolidated Statements of Operations for the years ended - December 31, 2003, 2002 (Audited), and 2001 (Restated and Unaudited)

Consolidated Statements of Changes in Partners’ Deficit for the years ended - December 31, 2003, 2002 (Audited), and 2001 (Restated and Unaudited)

Consolidated Statements of Cash Flows for the years ended - December 31, 2003, 2002 (Audited), and 2001 (Restated and Unaudited)

Notes to Consolidated Financial Statements

SuperTel Communications Corp.

Report of Independent Public Accountants – December 31, 2003, 2002 and 2001

Balance Sheets - December 31, 2003, 2002 and 2001

Statements of Income and Accumulated Deficit for the years ended December 31, 2003, 2002 and 2001

Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Financial Statements

All financial schedules have been omitted because they are not applicable or because the information required is included in the financial statements or notes thereto.

Report of Independent Public Accountants

To the Partners of

  CLEARCOMM L.P.:

We have audited the accompanying consolidated balance sheets of CLEARCOMM L.P. (a Delaware Limited Partnership) AND SUBSIDIARY (“the Partnership”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in partners’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements of the Partnership as of and for the year ended December 31, 2001, were previously presented as audited financial statements by other auditors who, subsequent to the date April 16, 2002, of their auditors’ opinion, have ceased operations and whose report included an explanatory paragraph that described certain uncertainties regarding the Partnership’s ability to continue as a going concern.  These other auditors expressed their opinion prior to the restatement discussed in Note 2.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClearComm, L.P. and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 2 to the accompanying consolidated financial statements, the Partnership has restated its consolidated financial statements as of and for the year ended December 31, 2001 (presented herein as restated), all of which were previously audited by other independent accountants who have ceased operations.  We performed no auditing procedures with respect to the consolidated financial statements as of and for the year ended December 31, 2001 (presented herein as unaudited), and we express no opinion on such financial statements.

As discussed in Note 4(f), effective January 1, 2003, the Partnership changed its method of accounting for the amount of loss incurred on the sale of handsets to customers.  In addition, and as discussed in Note 4(i), effective January 1, 2002, the Partnership changed its method for assessing the recoverability of its intangible assets.

/s/ Kevane Soto Pasarell Grant Thornton LLP

San Juan, Puerto Rico,
March 15, 2004.

ClearComm, L.P.

Consolidated Balance Sheets

December 31, 2003, 2002, and 2001

	2003	2002	(Restated and Unaudited) 2001

CURRENT ASSETS:
Cash and cash equivalents	$1,007,353	$22,709,786	$10,241,902
Cash in escrow account	1,500,000	—	—
Accounts receivable, net of allowance for doubtful accounts of $15,032,114, $18,627,970, $18,404,570, respectively	12,297,162	11,594,949	19,099,986
Accounts receivable, other	7,457,028	6,483,255	—
Insurance claims receivable	—	270,002	1,496,324
Interest receivable	14,000	8,000	2,000
Inventories, net	3,908,736	10,461,112	10,305,254
Prepaid expenses	672,406	625,610	652,279

Total current assets	26,856,685	52,152,714	41,797,745

INVESTMENT IN SECURITIES	7,338,288	10,000,000	—

INVESTMENT IN 49% SUBSIDIARY, AT EQUITY, net	397,980	277,254	—

PCS LICENSES	57,517,974	57,517,974	57,517,974

DEFERRED FINANCING COSTS	774,363	901,235	906,731

NOTE RECEIVABLE FROM OFFICER	100,000	100,000	100,000

PROPERTY AND EQUIPMENT, net	90,753,422	101,931,922	102,095,953

Total assets	$183,738,712	$222,881,099	$202,418,403

LIABILITIES AND PARTNERS’ DEFICIT

CURRENT LIABILITIES:
Current portion of notes payable	$48,003,652	$22,647,544	$73,321,837
Bridge Loan Facility	61,000,000	60,000,000	60,000,000
Accounts payable and accrued liabilities	23,631,877	23,430,433	27,868,715
Accounts payable to related parties	16,592,457	16,700,443	8,705,353
Option deposit – PCS Licenses	1,500,000	—	—
Accrued interest	921,904	4,977,700	3,517,319
Deferred income	2,390,750	1,913,514	1,550,665

Total current liabilities	154,040,640	129,669,634	174,963,889

LONG-TERM NOTES PAYABLE, net of current portion	117,390,809	150,505,987	81,723,962

Total liabilities	271,431,449	280,175,621	256,687,851

PARTNERS’ DEFICIT:
Limited partners’ capital (2,907.1 units issued and outstanding)	73,039,616	73,039,616	73,039,616
General partner’s capital	100,000	100,000	100,000
Other comprehensive loss	(37,827)	—	—
Accumulated losses	(160,794,526)	(130,434,138)	(127,409,064)

Total partners’ deficit	(87,692,737)	(57,294,522)	(54,269,448)

Total liabilities and partners’ deficit	$183,738,712	$222,881,099	$202,418,403

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

Consolidated Statements of Operations for the years ended

December 31, 2003, 2002, 2001

	2003	2002	(Restated and Unaudited) 2001
REVENUES:
Service revenues	$101,557,423	$99,779,656	$112,025,407
Handset and accessories sales	7,336,689	8,177,441	11,710,520

Total revenue	108,894,112	107,957,097	123,735,927

OPERATING EXPENSES:
Cost of handsets and accessories sold	22,523,576	20,297,712	32,583,589
Salaries and benefits	15,169,673	15,662,484	13,884,281
Provision for doubtful accounts	8,907,241	9,854,591	10,585,296
Salesmen and dealers commissions	8,375,695	4,241,827	8,079,290
Advertising expense	7,353,590	8,461,265	10,343,116
Rent expense	6,755,926	7,766,611	7,976,654
Network operation and maintenance expense	5,559,349	8,057,442	—
Taxes, other than income	4,945,218	1,262,577	3,089,172
Interconnection expense	4,245,415	4,916,771	3,478,164
Services rendered by related parties	4,090,826	6,070,538	7,620,289
Legal and professional services	2,682,232	9,915,770	12,307,559
Other expenses	9,477,976	7,226,709	9,361,652

Total operating expenses	100,086,717	103,734,297	119,309,062

INCOME FROM OPERATIONS	8,807,395	4,222,800	4,426,865

INTEREST EXPENSE	(13,312,468)	(16,212,644)	(20,172,216)

DEPRECIATION AND AMORTIZATION	(17,272,191)	(14,171,258)	(17,631,238)

LOSS BEFORE OTHER INCOME (EXPENSE)	(21,777,264)	(26,161,102)	(33,376,589)

OTHER INCOME (EXPENSE):
Gain on sale of investment in stock of subsidiary	—	13,000,000	—
Equity in net loss of 49% owned subsidiary	(140,608)	(114,746)	—
Interest income	213,369	249,661	548,002
Gain on sale of Visalia-Porterville license	—	—	4,814,337
Loss on write-off of inventories	(4,742,559)	—	—
Write-off of discount on note payable to FCC	(3,913,661)	—	—
Other	337	1,113	—

NET LOSS	$(30,360,386)	$(13,025,074)	$(28,014,250)

NET LOSS ATTRIBUTABLE TO GENERAL PARTNER	$(30,360,386)	$(13,025,074)	$(28,014,250)

NET LOSS ATTRIBUTABLE TO LIMITED PARTNERS	$—	$—	$—

NET LOSS PER UNIT ATTRIBUTABLE TO LIMITED PARTNERS	$—	$—	$—

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

Consolidated Statements of Changes in Partners’ (Deficit) for the years ended

December 31, 2003, 2002, 2001

			General Partner	Accumulated Other Comprehensive Loss	Total

	Limited Partners
	Units	Amount

BALANCES, December 31, 2000*	2,907.1	$—	$(31,255,198)	$—	$(31,255,198)

DILUTION GAIN*	—	3,750,000	1,250,000	—	5,000,000

NET LOSS - 2001*	—	(3,750,000)	(24,264,250)	—	(28,014,250)

BALANCES, December 31, 2001*	2,907.1	—	(54,269,448)	—	(54,269,448)

DILUTION GAIN	—	7,500,000	2,500,000	—	10,000,000

NET LOSS – 2002	—	(7,500,000)	(5,525,074)	—	(13,025,074)

BALANCES, December 31, 2002	2,907.1	—	(57,294,522)	—	(57,294,522)

COMPREHENSIVE LOSS:

Net loss for the year	—	—	(30,360,386)	—	(30,360,386)

Unrealized holding loss in investment securities	—	—	—	(37,827)	(37,827)

Net comprehensive loss	—	—	(30,360,386)	(37,827)	(30,398,213)

BALANCES, December 31, 2003	2,907.1	—	$(87,654,908)	$(37,827)	$(87,692,735)

Annual comprehensive income (loss) for the years ended December 31, 2003 and 2002 amounted to ($1,734,924) and $2,051,065,respectively.

*              Restated and Unaudited

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

Consolidated Statements of Cash Flows for the years ended

December 31, 2003, 2002, 2001

	2003	2002	(Restated and Unaudited) 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,360,386)	$(13,025,074)	$(28,014,250)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities–
Depreciation and amortization	17,050,319	13,958,465	17,631,238
Equity in losses of unconsolidated subsidiary	140,608	114,746	—
Amortization of loan origination fees	221,872	212,793	—
Amortization of discount on note payable to FCC	2,404,215	3,388,039	—
Write-off on discount of note payable to FCC	3,913,661	—	—
Inventory Reserve	4,742,559	—	—
Bad debt expense	8,907,241	9,854,591	10,585,296
Gain from sale of Visalia-Porterville license	—	—	(4,814,337)
Proceeds from sale of Visalia-Porterville license	—	—	9,500,000
Changes in operating assets and liabilities–
Increase in interest receivable	(4,000)	(6,000)	—
Increase in accounts receivable, before write-offs	(10,660,227)	(8,833,805)	(9,635,513)
Increase in accounts receivable due from officer	—	—	(102,000)
Decrease (increase) in insurance claims receivable	270,002	1,226,322	(240,039)
Decrease (increase) in inventories	1,809,817	(155,858)	2,671,910
Decrease (increase) in prepaid expenses	(46,796)	26,673	922,640
Decrease (increase) accounts payable and accrued liabilities	201,443	(3,798,100)	344,453
Increase (decrease) in accounts payable to related parties	(32,986)	3,826,632	6,663,586
Increase in accrued interest	(978,843)	6,516,694	4,175,492
(Decrease) increase in deferred income	477,236	362,848	(269,518)
Total adjustments	28,416,121	26,694,040	37,433,208
Net cash provided by (used in) operating activities	(1,944,265)	13,668,966	9,418,958
CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of investment securities	2,616,584	—	—
Payment for the purchase of investment securities	—	(10,000,000)	—
Acquisition of property and equipment	(5,864,516)	(13,794,432)	(8,207,046)
Payment for the investment in subsidiary	(261,334)	(392,000)	—
Payments for deferred financing costs	(95,000)	(207,297)	—
Net cash used in investing activities	(3,604,266)	(24,393,729)	(8,207,046)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of shares of NewComm	$—	$10,000,000	$5,000,000
Proceeds from issuance of note payable to Telefonica Moviles	5,493,642	—	—
Proceeds from extension of note payable to ABN/AMRO	1,000,000	—	—
Proceeds from issuance of notes payable to TLD	—	18,960,080	4,990,000
Payment of note payable to Lucent	(11,102,065)	—	(8,298,808)
Payment of note payable to Alcatel	(2,900,000)	(5,767,433)	(2,000,000)
Payment of notes payable to FCC	(8,645,479)	—	—
Net cash provided by (used in) financing activities	(16,153,902)	23,192,647	(308,808)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(21,702,433)	12,467,884	903,104
CASH AND CASH EQUIVALENTS, beginning of year	22,709,786	10,241,902	9,338,798
CASH AND CASH EQUIVALENTS, end of year	$1,007,353	$22,709,786	$10,241,902

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
INTEREST PAID	$11,887,096	$6,314,000	$12,279,000

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

Notes to Consolidated Financial Statements

December 31, 2003, December 31, 2002 (Audited), and December 31, 2001 (Restated and Unaudited)

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

•                  Once certain regulatory and other requirements are met, the Promissory Note may be converted into a certain number of shares of NewComm’s common stock corresponding to approximately 49.9% of NewComm.  On March 12, 2002, the Partnership agreed to sell an additional 0.2% of its shares in NewComm to TLD to bring TLD’s (now assigned to TEM) ownership to 50.1%; this transaction is subject to a third party valuation of NewComm’s stock and approval by the FCC, permission for which has been formally requested.

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

As of December 31, 2003 and 2002, common stockholders of NewComm (Class A and Class C) and their percentages of ownership were:

ClearComm, L.P.	76.89%
Syndicated Communications Venture Partners IV, L.P.	15.39%
Fleet Development Ventures, LLC	2.97%
Power Equities, Inc.	1.78%
100.00%

(2)         Restatement of prior year’s financial statements:

The Partnership’s previously issued consolidated financial statements as of and for the year ended December 31, 2001 have been restated to correct the accounting for certain items, as described below:

(a)          Minority interest liability – During the year ended December 31, 2001 an outside group invested $15 million in NewComm.  At December 31, 2001, the stockholders’ deficit of NewComm was $77.5 million.  In the event of liquidation and if there are available funds, this new investor acquired a liquidation preference, but otherwise, there is no entity nor investor guarantee concerning the return of the amounts invested.  Therefore, the presentation in the consolidated balance sheets of a minority interest liability of $13,362,939 in 2001, was incorrect.  This amount represents the gross amount of the new investments, reduced by the proportional and time dated accumulated share in the operating losses of NewComm ($1,637,061 in 2001).

(b)         The gain resulting from the new minority interest investment in the Partnership’s subsidiary, NewComm — This issue is closely allied to the preceding issue concerning the minority interest liability.  Since there is no existing minority interest liability, then, at the level of the Partnership, there is a gain resulting from the investment in NewComm by the new investors.  The gain is an equity gain since the Partnership’s participation in the stockholders’ deficit of NewComm has been reduced from 100% to 95.08% in 2001, which gain has been presented as a dilution gain in the accompanying restated and unaudited financial statements as of and for the year ended December 31, 2001.

The reclassifications made to properly present the issues mentioned above, reduced the partners’ deficiency by $5 million in 2001.

(c)          Allocation of operating losses to the Partnership’s limited partners - The consolidated financial statements for the year 2001 indicated a negative capital balance for the limited partners of $32.5 million.  By definition, their participation in operating losses is limited to the amount of capital invested.  The presentation of a negative capital balance for the limited partners was restated by a reclassification to the general partner of the balance amount of losses allocated to the limited partners in excess of the amount of their investment.  This reclassification had no effect on the financial position or the results of operations of the Partnership.

The effect of the corrections to the Partnership’s consolidated financial statements as of and for the year ended December 31, 2001, is summarized as follows:

	December 31, 2001
	As originally presented	As restated (unaudited)
	(all amounts in $millions)

Balance Sheets

Total assets	$202.4	$202.4
Liabilities, other than minority interest	$256.7	$256.7
Minority interest	13.3	—

Total liabilities	270.0	256.7
Partners’ deficiency	(67.6)	(54.3)

Total liabilities and partners’ deficiency	$202.4	$202.4

Statements of Operations

Revenues	$123.7	$123.7
Operating costs and expenses	136.9	136.9
	(13.2)	(13.2)
Gain on sale of license	4.8	4.8
Loss from operations	(8.4)	(8.4)
Interest expense, net	(19.6)	(19.6)
Loss before minority interest	(28.0)	(28.0)
Minority interest	1.3	—
Net loss	$(26.7)	$(28.0)
Net loss attributable to General Partner	$(6.7)	$(28.0)
Net loss attributable to Limited Partner	$(20.0)	$—

	As originally presented			As restated (unaudited)
	(all amounts in $millions)			(all amounts in $millions)
Statements of Changes in Partner’s Capital (Deficit)	Limited Partner	General Partner	Total	Limited Partner	General Partner	Total

Balances at December 31, 2000	$(12.5)	$(28.5)	$(41.0)	$—	$(31.2)	$(31.2)

Net loss - 2001	(20.0)	(6.6)	(26.6)	(3.8)	(24.2)	(28.0)

Dilution gain	—	—	—	3.8	1.2	5.0

Balances at December 31, 2001	$(32.5)	$(35.1)	$(67.6)	$—	$(54.2)	$(54.2)

(3)         Going concern issues and financing arrangements:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Partnership commenced operations in September 1999 and has incurred net losses of approximately $30.4 million in 2003, $13.0 million in 2002 and $28.0 million in 2001.  It also has a working capital deficiency and a stockholders’ deficit of $127 million, and $87.7 million, respectively, as of December 31, 2003.  The Partnership is likely to continue incurring losses until such time as its subscriber base generates revenue in excess of the Partnership’s expenses.  Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by means other than its revenues.

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

During November 2000, the Partnership entered into a $60 million bridge loan agreement (the “Bridge Loan Facility”) with a commercial bank (originally, two commercial banks).  The Bridge Loan Facility is guaranteed by Telefónica Internacional, S.A. (“TISA”), and a maturity date has been fixed at December 31, 2003.  By means of letter agreement between and amongst ClearComm, Telefónica Móviles S.A. (TEM) and Telefónica, S.A. (TEF), the latter two have agreed to issue a corporate guarantee to cover the refinancing of this Bridge Loan and $42.6 million owed to the FCC.  This arrangement provides for no amortization of principal until the fifth anniversary of the facility and is subject to the FCC issuing an approval order authorizing the sale to TLD of a ..2% ownership interest in NewComm.  ClearComm has filed for such approval and expects said order to be issued before the end of 2004.  During 2003, NewComm received and additional $1 million advance under the terms of this facility.

During 2003, the Partnership received $5,493,642 in advances from Telefónica Moviles S.A., to comply with the payment requirements on the FCC debt.  See Note 12 (b).

Management believes that the Partnership has complied with all the requirements for obtaining the permanent financing arrangements discussed above and believes that taking into consideration the cash and cash equivalents on hand, anticipated growth in revenues, vendor financing and this permanent financing will be adequate to fund its operations, at a minimum, through the end of 2004.  However, in the absence of improved operating results and cash flows, and the closing of this contemplated permanent financing, the Partnership may face problems to fund its operations and meet its obligations.  Because of the existence of these matters, substantial doubt exists as to the Partnership’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result should, for whatever reason, the Partnership be unable to meet its obligations on a timely basis.

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

During the year ended December 31, 2003 the Partnership comprehensive loss was limited to its investment in available-for-sale securities. During the year ended December 31, 2002 the Partnership did not report any comprehensive income (loss) since there were no unrealized holding gains or losses from its securities classified as available-for-sale.

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

Effectively January 1, 2003 the Partnership changed its method to account for the loss on sale of handsets to customers, from the recognition of such loss at the time of sale, to the establishment of an inventory reserve to account for that loss at the end of each accounting period.  Management believes that this new method better matches costs and revenues.

In accordance with Accounting Principle Board Opinion No. 20, Accounting Changes”, the change in accounting method explained above, requires the determination of the cumulative effect, as if the newly adopted method had been applied during all period affected.  In this specific situation, the retroactive application and determination of pro-forma information is impracticable, because the effects are not determinable, since it requires assumptions about management’s intent in prior period, and significant management’s estimates.  The effect of the change on net income for the year ended December 31, 2003 was $4,742,559.

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

The Partnership completed the transition impairment test of its indefinite-lived intangible assets for the year ended December 31, 2002 and determined that no impairment existed. The Partnership utilized a fair value approach, incorporating discounted cash flows, to complete the test.  The discounted cash flow model estimates the required resources and eventual returns from the build-out of an operational network and acquisition of customers, starting with only FCC licenses.  In this matter, the cash flows are isolated as specifically pertaining to the FCC licenses (present valued of free cash flow attributable to the licenses).  As a result of adopting SFAS No. 142, approximately $2.6 million of licenses amortization was not recognized in 2002.

The Partnership has elected to test for the FCC license impairment as of December 31st of each year.  The Partnership has completed its 2003 testing and has determined that there has been no license impairment.

Pro-forma results of operations for the year ended December 31, 2001, presented exclusive of amortization expense recognized in that year related to licenses no longer being amortized follows:

Net loss after amortization of licenses	$28,014,250
Amortization of licenses	2,634,815

Proforma net loss	$25,379,435

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

(l)            Accounting for impairment of long-lived assets –

The Partnership continually evaluates its long-lived assets to determine whether current events and circumstances warrant adjustment of the carrying values or amortization periods.  The Partnership measures impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition must be made.  If the carrying amount of a long-lived asset is not recoverable from its projected future undiscounted cash flows, an impairment loss is recognized.  The impairment loss, if any, is determined as the difference between the carrying amount and fair value of the asset.  No impairment loss was recognized during 2003, 2002 and 2001.

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

(o)          Loyalty points program –

In October 2003, the Partnership commenced an innovative Loyalty Points Program (the “Program”) for its customers.  The number of points that each customer could win is based on three parameters, (i) spending on Partnership’s services; (ii) time as a customer, (iii) and payment characteristics.  Points accumulated can only be redeemed for handsets and accessories.

Because the Program is in its early stages, and due to the peculiarities of the wireless telecommunications market in Puerto Rico, the Partnership determined a redemption percentage of 15% to compute the end-of-year estimated liability for awards redemption.  This percentage of redemption will be re-evaluated every quarter commencing in 2004.  The Partnership charges the cost of operating the program to selling expenses and the estimated cost of award redemption to the cost of products available for redemption.

(p)          Income taxes –

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

(q)          Fair value of financial instruments –

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

(r)          Concentration of credit risk:

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

The Partnership performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral for accounts receivable arising during the normal course of doing business.  Concentration of credit risk is limited due to the large number of customers comprising the Partnership’s customer base, but is highly dependent on the strong competition among the companies who provide personal communication services in Puerto Rico.  No customer accounted for more than 10% of revenues in the years presented.

The Partnership relies on local and long-distance telephone companies and other companies to provide certain communication services.  Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could potentially have an adverse impact on operating results.

The Partnership relies on roaming agreements with other wireless carriers to permit the Partnership’s customers to use their networks in areas not covered by the Partnership’s networks.  If these providers decide not to continue those agreements due to a change in ownership or other circumstances, this could cause a loss of service in certain areas and possible loss of customers.

The Partnership’s inventories are currently acquired from only a few sources.  If the suppliers are unable to meet the Partnership’s needs as it continues to sell service and handsets, delays and increased costs or losses of potential customers could result, which would adversely affect operating results.

(s)          Use of estimates –

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

(t)            Reclassification –

Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 financial statement presentation.

In the accompanying consolidated statement of operations for the year ended December 31, 2002, the Partnership classified various expense amounts as “Network operation and maintenance expense” which in the year 2001 were distributed to other various expense accounts.  The Partnership cannot determine the reclassifications and groupings needed to present this same expense classification in the restated and unaudited statements of operations for the year ended December 31, 2001.

(5)         Recent accounting pronouncements:

(a)          In July 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 becomes effective for fiscal years beginning after June 15, 2002.  The implementation of SFAS No. 143 did not have a material effect on the Partnership’s consolidated results of operations or its financial position.

(b)          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.  SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt – an amendment of APB Opinion No. 30,  which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses.  SFAS No. 145 becomes effective for financial statements issued on or after May 15, 2002.Requirements and guidance of SFAS No. 145 were applied in connection with the write-off of the FCC debt discount.  Please refer to Note 14 (c).

(c)          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at fair value only when the liability is incurred.  SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.  SFAS No. 146 applies to costs associated with an exit activity but does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144.  SFAS No. 146 does not apply to costs associated with a retirement covered by SFAS No. 143.  SFAS No. 146 became effective for exit or disposal activities that were initiated after December 31, 2002.  The implementation of SFAS No. 146 did not have a material effect on the Partnership’s consolidated financial position or results from operations.

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

The disclosure requirement of this Interpretation is effective for financial statements for fiscal years ending after December 15, 2002; it did not have any effect on the Partnership’s financial statements.  The initial recognition and measurement provisions are effective prospectively for guarantees issued or modified on or after January 1, 2003, which did not have any effect on the Partnership’s financial statements.

(e)          In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  Fin 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities (“variable interest entities” or “VIE’s”) for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate the VIE.  This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest of (2) the equity  investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In December 2003, the FASB issued a revision of the interpretation No. 46 to defer the implementation, classify some of its provisions and to exempt certain entities from its requirements.  Management does not expect that the application of this standard will have any effect on the Partnership’s consolidated results of operations or financial condition.

(6)         Allowance for doubtful accounts:

(a)  Accounts receivable customers –

The activity in the accounts receivable customers’ allowance for doubtful accounts during the years ended December 31, was as follows:

			Unaudited
	2003	2002	2001
Beginning balance	$18,627,970	$18,404,570	$18,341,025
Provision for doubtful accounts	8,540,283	9,854,591	10,585,296
Accounts receivable written off, net	(12,136,139)	(9,631,191)	(10,521,751)

Ending balance	$15,032,114	$18,627,970	$18,404,570

(b)  Accounts receivable others –

Accounts receivable, others, represents mainly balances due from other communication providers with which the Company has interconnection agreements.  At year-end, the Partnership established an allowance for doubtful accounts for the accounts receivable, others, amounting to $366,958 that was included as part of the provision for doubtful accounts in the accompanying statements of operations.

(7)         Inventories:

Inventories at December 31, consist of:

			Unaudited
	2003	2002	2001
Handsets	$8,386,968	$10,036,851	$9,172,681
Accessories and other	264,327	424,261	1,132,573.0
Total inventories	8,651,295	10,461,112	10,305,254

Reserve for losses on sale of handsets	(4,742,559)	—	—

Net inventories	$3,908,736	$10,461,112	$10,305,254

(8)         Investment in securities:

As of December 31, 2003 the Partnership had invested in mutual funds with a cost of $7,376,115 ($10 million cost and fair value at December 31, 2002).  The fair value of such funds as of December 31, 2003 amounted to $7,338,288, therefore, the Partnership recognized a comprehensive loss resulting from the unrealized holding loss on investment of $37,827.

(9)         Investment in subsidiary:

During the year ended December 31, 2002, the Partnership acquired a 49% interest in Internet Surfing Stores of Puerto Rico, Inc., (ISS), a company which is engaged in the development of internet surfing galleries, targeted to the segment of population that does not own computers.  Total amount invested during the years ended December 31, 2003 and 2002 amounted to $262,334 and $392,000, respectively.  The Partnership’s investment in this company is accounted for on the equity method of accounting.  Equity in losses for the years ended December 31, 2003 and 2002 amounted to $140,608 and $114,746, respectively.

The results of operations and financial position of the Partnership’s equity investment are summarized below:

Condensed balance sheets information (as of December 31, 2003 and 2002):

	2003	2002
Current assets	$14,367	$9,028
Non-current assets	396,486	390,596
Total assets	$410,853	$399,624
Liabilities	$73,922	$31,576
Equity	(481,775)	368,048
Total liabilities and equity	$(410,853)	$399,624

Condensed statements of operations information (for the years ended December 31, 2003 and 2002):

	2003	2002
Net sales	$170,757	$16,221
Net loss	$(286,955)	$(234,175)

(10)               Investment in PCS licenses:

PCS licenses at December 31, consist of:

			Unaudited
	2003	2002	2001

PCS licenses in use (Puerto Rico)	$52,696,295	$52,696,295	$52,696,295
Accumulated amortization	(5,945,846)	(5,945,846)	(5,945,846)

Net	46,750,449	46,750,449	46,750,449
PCS licenses not in use (California)	10,767,525	10,767,525	10,767,525

Total	$57,517,974	$57,517,974	$57,517,974

Each of the Partnership’s C-Block licenses is subject to an FCC requirement that the Partnership constructs network facilities that offer coverage to at least one-third of the population in the market covered by such license, within five years following the grant of the applicable license and to at least two-thirds of the population within ten years following the grant.  Although the Partnership’s build-out plan calls for it to exceed these minimum requirements, failure to comply with these requirements could result in the revocation of the related licenses of the imposition of fines on the Partnership by the FCC.  The Partnership has complied with the build-out requirements for the California Licenses.

(11)               Property and equipment:

Property and equipment at December 31, consist of:

	Estimated Useful Lives (In Years)	2003	2002	Unaudited 2001
Network infrastructure equipment	10	$119,201,947	$113,011,633	$106,982,181
Leasehold improvements	5	5,126,022	4,906,427	4,373,540
Furniture and fixtures	5	24,499	23,964	—
Computer and office equipment	5	18,373,984	12,991,121	6,934,298
Vehicles	5	665,682	706,639	706,639
Network infrastructure equipment located in California, not yet placed in service		—	185,967	—
California equipment	10	185,967	—	—

Total		143,578,101	131,825,751	118,996,658

Less: accumulated depreciation and amortization		(52,908,766)	(35,890,721)	(21,932,257)

Total		90,669,335	95,935,030	97,064,401

Network under construction		84,087	5,996,892	5,031,552

Property and equipment, net		$90,753,422	$101,931,922	$102,095,953

(12)               Short-term notes payable:

(a)          Bridge loan facility-

During November 2000, the Partnership entered into a $60 million financing agreement (the “Bridge Loan Facility”) with ABN-AMRO and BBVA (the “Bank”) with varying favorable short-term interest rates.  This financing has been extended several times and is now guaranteed by TISA, and its maturity date has been extended to June 30, 2004.  The interest rate at December 31, 2003 was 1.98%.  During 2003 the Partnership received an additional $1 million advance under this financing facility.  On December 18, 2003, the applicable interest margin was reduced to LIBOR plus 0.40% for the period commencing January 2004, and ending the date that the loan would be repaid in full.

(b)          Notes payable to Telefónica Móviles, S.A.-

On April 28, 2003 the Partnership received the principal sum of $1,831,214 from Telefónica Móviles, S.A. (TEM), a Spanish Corporation, and affiliated company through common management.  The agreement provides for the principal amount to bear interest at a floating rate of one percent (1.00%) per annum over the 90 day LIBOR rate.  Accrued interest shall be payable in arrears every six months.  During July and October 2003 the Partnership received additional advances of $1,831,214 under the same terms as the original one.  These funds have been used to pay the quarterly principal and interest payments of the FCC debt.

Principal and interest on these notes, which are unsecured, shall be payable in full within six months from the date of issuance; however, such maturity date can be automatically extended for periods of six months, thereafter.

On January 29, 2004, the Partnership received an additional advance from TEM in the amount of $1,831,214, with the same terms and conditions mentioned above.

(13)               Accounts payable and accrued liabilities:

Accounts payable and accrued liabilities at December 31, consist of:

			Unaudited
	2003	2002	2001

Trade	$16,456,872	$17,609,462	$15,457,177
Network construction costs	59,339	483,211	1,881,734
Other accounts payable and accrued liabilities	7,486,096	5,337,760	10,529,804

Total	$24,002,307	$23,430,433	$27,868,715

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

As of December 31, 2003, $51,470,204 was outstanding under this financing agreement.  The note payable is guaranteed by a security agreement covering most of the Partnership’s assets, as defined.

(b)          Note payable to Alcatel and Promissory Agreement —

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

•                  Final maturity date will be December 20, 2005.

•                  The Partnership shall make the following payments (payments were made on time):

• Within three business days after June 20, 2003 - $2,000,000 for principal.

• On June 20, 2003, $337,372 for accrued interest.

• Within three business days after June 20, 2003 - $184,118 for outstanding invoices.

As of December 31, 2003, $4,536,029 was outstanding under this financing agreement.

(c)          FCC notes –

Originally, the Partnership had approximately $51,340,000 in long-term debt related to the PCS licenses granted to the Partnership by the FCC.  This debt consists of notes payable bearing interest at 6.5% and guaranteed by the PCS licenses obtained.  In accordance with industry practice, the Partnership recorded the PCS licenses and the related debt at their net present value, based on the Partnership’s estimate of borrowing costs for debt similar to that issued by the FCC.  The discount rate used by the Partnership was 12.82%.  These notes are payable to the FCC as follows:

•                  Quarterly interest payments of $834,268 through April 2003.

•                  Quarterly principal and interest payments of $3,669,768 from April 2003 through January 2007.

The Partnership is currently engaged in discussions for the purpose of restructuring these notes, together with the existing Bridge Loan Facility.

As of December 31, 2003, management from the Partnership, TEM and TEF believe that they have enough and strong evidence that the refinancing of the Bridge Loan and the FCC debt will be done before the end of 2004.  The most important issue that has to be completed before the refinancing can be done is the approval by the FCC of the conversion of the TLD Notes (see (d) below).  In the opinion of management, the approval by the FCC is in its final stage, and is expected to be completed not later than June 2004.  After the approval by the FCC, the refinancing of the debts will not take more than six months, as established by letter of agreements between the Partnership, TEM and TEF.

Because of the evidence available, Partnership’s management adjusted the balance as of December 31, 2003 of the FCC debt discount, which amounted to $3,913,661.  Following SFAS No. 145, “Rescission of FASF Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, the loss resulting from the adjustment of the FCC debt discount has been reflected as interest expense in the other expenses section of the accompanying statement of operations.

(d)          TLD notes –

Originally, the Partnership had a secured promissory note (the “Promissory Note”) payable to TLD amounting to $19,960,000, which bore interest at the floating rate of the 90-day LIBOR rate plus 1-1/2% and the balance of $24,852,533 was due in March 2004.  The principal amount of the Promissory Note, as amended, shall be converted into NewComm’s shares of common stock, as follows:  (i)  shares of NewComm’s Class A common stock in an amount equal to thirty-three and one third percent (33-1/3%) of NewComm’s issued and outstanding Class A common stock held by ClearComm, and (ii) shares of NewComm’s Class B common stock in an amount equal to forty-nine point seven percent (49.7%) of all issued and outstanding shares of Class A common stock of NewComm (including the Class A common stock issued to TLD upon conversion of the Promissory Note).  Upon the issuance of the FCC approval, TLD shall surrender the Promissory Note to NewComm, duly endorsed for cancellation, and NewComm shall issue (I) the certificates evidencing the number of shares of Class A common stock and Class B common stock into which the Promissory Note is convertible, as set forth herein, and (II) a promissory note in a principal amount equal to the accrued interest on the Promissory Note as of such date (the “Interest Note”).  The promissory note will be non-interest bearing and the principal amount may be converted into additional shares of NewComm’s stock.  Because of restrictions in the PCS licenses, the Promissory Note cannot be converted into shares of NewComm until such time as the FCC may authorize TLD to hold more than a 25% equity interest in NewComm.  On January 1, 2004, this secured promissory was amended to be due in December 2004, and to bear interest at 1%.

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

On September 26, 2003, and as part of a corporate reorganization, TLD transferred all of NewComm’s notes to TLD 1, which in turn merged with Móviles 1, surviving TLD 1, which was later dissolved resulting in TEM Puerto Rico, Inc., becoming the holder of all the secured and convertible promissory notes previously owned by TLD.

At December 31, 2003, future principal installments (after renegotiated terms) on these notes payables were as follows:

Year ending December 31,	Lucent	Alcatel	FCC	TEM-PR	Total

2004	$3,000,000	$2,075,000	$12,197,270	$25,237,740	$42,510,010
2005	6,000,000	2,461,029	13,009,628	11,103,713	32,574,370
2006	6,000,000	—	13,876,090	5,472,704	25,348,794
2007	8,500,000	—	3,611,088	19,386,353	31,497,441
2008	10,000,000	—	—	—	10,000,000
Thereafter	17,970,204	—	—	—	17,970,204

	51,470,204	4,536,029	42,694,076	61,200,510	159,900,819
Less current portion	(3,000,000)	(2,075,000)	(12,197,270)	(25,237,740)	(42,510,010)

Long-term portion	$48,470,204	$2,461,029	$30,496,806	$35,962,770	$117,390,809

(15)              Related party transactions:

(a)          NewComm entered into a management agreement with TLD whereby TLD has agreed to combine its experience, know-how, synergies and resources in the development, preparation and implementation of NewComm’s business policies and organization in all major areas of operations.  As part of this management agreement, TLD agreed to advise NewComm in establishing and developing NewComm’s strategic business policies, technical consultation in connection with the design and development of networks, equipment selection, quality controls, billing platforms, customer service and in the identification of new services and products.  NewComm is responsible for all salaries, wages, benefits, expenses and any other compensation of the officers, employees or agents selected by TLD in connection with its management services.  This management agreement requires NewComm to pay an annual fee (payable quarterly in arrears) based on the highest of 9% of Partnership’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) as of the end of the previous year or $750,000.  The initial term of this management agreement is five years beginning in February 4, 1999, and is automatically renewable.  During 2002 the agreement was amended and as a result, this fee is now payable to TEM.

In December 2003, TLD and TISA subscribed an agreement whereby the Management Agreement was transferred to TEM with retroactive effect as of January 1, 2002, since TEM have been providing such services since that date.

(b)          Also, NewComm entered into a services agreement with TLD, whereby TLD agreed to provide support to NewComm in the areas of legal consultation, management information systems and general services.  This services agreement is on a year-to-year basis and requires annual payment to TLD of approximately $200,000.

(c)          In addition, NewComm originally entered into a technology transfer agreement with TISA, whereby TISA granted NewComm the right to use, during the term of this agreement, all patents, trademarks, processes, planning resources, designs and, in general, all other intellectual property belonging to TISA (collectively, the “Technology”), which is deemed necessary for the efficient operation and development of the business of NewComm.  NewComm shall pay TISA all costs incurred, directly, or indirectly by virtue of granting NewComm the right to utilize the Technology.  In consideration for the right to use the Technology, NewComm shall pay an annual fee (payable quarterly in arrears) equal to one percent (1%) of NewComm’s gross revenues as of the end of the previous year.  NewComm shall be responsible for all taxes, withholdings or similar deductions due on the fee.  The initial term of this agreement is five years and is automatically renewable.  On January 1, 2000, the technology transfer agreement was transferred to TEM.

(d)          Atento de Puerto Rico, Inc., a related entity, provides NewComm call center services, including customer service and others based on arranged rates.

(e)          The Partnership agreement, as amended, provides for payment of a management fee to its General Partner (SuperTel), equal to the reasonable costs of operating the business of the Partnership, plus 10% of such aggregate amount, which fee shall be payable monthly, on the first day of each month during the year.  Expenses reimbursed include, but are not limited to, compensation costs, and expenses incurred by officers, directors, and employees in the performance of their duties.  In connection with this agreement, the General Partner billed the partnership approximately $282,280 and $262,164 during the years ended December 31, 2003 and 2002, respectively, in connection with these services.

(f)            The note receivable from officer represents a loan made to the Partnership’s President.  This loan in unsecured, bears interest at 6% and is due on August 30, 2005.

(g)         The Partnership has incurred legal and consulting expenses paid to members of the Board of Directors and shareholders of the General Partner amounting to approximately $469,000 and $466,000 during the years ended December 31, 2003 and 2002, respectively.

Total amounts charged by related parties during the years ended December 31, 2003, 2002 and 2001 for the above agreements and other charges amounted to $4,165,826, $6,070,538, and $7,620,289, respectively.

Accounts payable to related parties as of December 31, consist of:

			Unaudited
	2003	2002	2001

TLD	$9,608,940	9,784,125	*
TEM (TISA in 2001)	4,675,006	3,221,142	*
Atento de Puerto Rico, Inc.	567,802	800,099	*
Telefónica Móviles y Soluciones y Aplicaciones, S.A.	1,740,709	2,895,077	*

	$16,592,457	$16,700,443	$8,705,353

*                 The Partnership cannot determine the specific accounts that comprised the balances in the restated and unaudited consolidated balance sheet as of December 31, 2001.

(16)               Defined contribution plan:

In October 1999, NewComm established a defined contribution retirement plan (1165e Plan) covering all employees who have at least three months of service and are at least 21 years old.  Participants may contribute from one to ten percent of their compensation, as defined, up to a maximum of $8,000.  NewComm contributes 66% of the aggregate participant contributions up to a maximum of six percent of the participant’s compensation.  Contributions for the years ended December 31, 2003, 2002 and 2001 amounted to $219,621, $164,410 and $166,950, respectively.

(17)               Commitments and contingencies:

(a)          Rental commitments –

(i)             The Partnership is committed under various operating lease agreements for its office space as well as various sites for communication equipment and stores under different terms and conditions.  Minimum annual rental commitments at December 31, 2003 are as follows:

Year ending December 31,	Amount

2004	$5,514,524
2005	2,796,289
2006	991,878
2007	550,097
2008	376,759

Total	$10,229,547

Rent expense for the years ended December 31, 2003, 2002 and 2002 was $6,755,330, $7,766,611, and $7,976,654, respectively.

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

(b)          In November 2002 the Partnership entered into the following agreements with Telefónica Móviles y Soluciones y Aplicaciones, S.A. (“TM-mAS”):

•                  Licensing agreement – for the use of the SCL software, specially designed for companies engaged in the operation of mobile communication.  The total cost of the software for phase IV, capitalized during 2003, amounted to $973,735.

•                  Maintenance and support services – for the maintenance of the SCL software application and related consulting services.  The agreement is for three years and the monthly fee is based on pre-determined rates and hours incurred.

•                  Design, development and programming services – the agreement is for three years and the monthly fee is based on pre-determined rates and hours incurred.

As of December 31, 2003 and 2002 the Partnership had an outstanding balance of $1,740,709 and $2,895,078, respectively, related to these agreements, included as accounts payable and accrued liabilities in the accompanying balance sheets.  Total expense pursuant to these agreements for the years ended December 31, 2003 and 2002 was $1,723,820 and $2,895,078, respectively.

(c)          The Partnership entered into an agreement with Brightstar Corp. (“Brightstar”) for the selling, distribution and administration of its inventories.  Brightstar will sublease NewComm warehouse premises located in Caguas, Puerto Rico, for a fixed monthly fee.  The service cost that Brightstar will charge NewComm is based on established rates depending on the inventory costs (as described in Section 3.7 of the agreement).  The agreement was signed in October 2003, valid for two years, and shall be automatically extended for two additional years.

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

(f)            In July 1999 the Partnership entered into an Intercarrier Roamer Service Agreement with Sprint Spectrum, LP (“Sprint”).  The agreement was entered into so that the parties can provide service to each other’s customers when the service is necessary in a geographic area outside of the area served by the party with whom it is registered and within the geographic service area served by the other party.  Each home carrier (NewComm and Sprint), whose customers receive service from the other serving carrier, shall pay 100% of the cost of such service (wireless services plus pass-through charges) to the other.

(g)         During the year ended December 31, 2003, the Partnership entered into a service agreement with Telecommunication Systems, Inc. (TCS), whereby TCS agreed to provide software maintenance services in the areas of “assistance request management” (ARM) and product updates and upgrades.  Services include: call receipt and routing, service restoration, problem resolution of reported conditions, on-site assistance, software updates and upgrades, hardware maintenance and hardware upgrades.  This service agreement is on a year-to year basis for a fixed annual fee of $299,450.

(18)               Contingencies:

The Partnership is the defendant in several legal cases related to former employees, arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Partnership’s financial position and results of operations.

(19)     Partners’ capital:

At December 31, 2003 2002 and 2001, the limited partners’ capital consisted of 2,907.1 units distributed among approximately 1,600 limited partners.

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

(20)              Income tax:

The Partnership, as a United States limited partnership, is not subject to federal income tax and the tax affect of its activities flow–through to the partners.  For U.S. tax purposes the Partnership’s tax losses have been passed through to the limited partners to the extent of their investment.  The Partnership is subject to Puerto Rico income tax as a regular corporation.

For Puerto Rico tax purposes the Partnership has net operating loss carryforwards totaling approximately $5.6 million, available to reduce future taxable income.  The loss carryforwards expire in fiscal years 2003 through 2010.

NewComm has net operating loss carryforwards totaling approximately $150 million available to reduce future taxable income.  The loss carryforwards expire in fiscal years 2006 through 2010.

At December 31, 2002 the deferred tax asset resulting from future income tax benefits of the available operating losses was approximately $31 million, at the lower tax bracket.  A valuation allowance for the same amount has been established due to the uncertainty as to the realization of the tax benefit of such operating losses.

(21)              Supplementary cash flows information:

During the years ended December 31, 2003 and 2002, the Partnership had the following non-cash investing and financing activities:

a.               Interest for the period from January 1, 2003 through June 4, 2003, amounting to $2,040,572, was capitalized into the Lucent Technologies long-term debt.

b.              Interest for the years ended December 31, 2003 and 2002, amounting to $1,036,383 and $1,113,724, respectively, was capitalized as part of the TLD long-term debt.

c.               Invoices due to Alcatel in the amount of $413,319 were capitalized into the note payable during 2002.  The amount was previously presented as accounts payable.

(22)              Dilution gain:

The amount presented as dilution gain in the accompanying statements of changes in Partners’ deficit represents the effect of investments made by an outside minority interest investor during the years 2002 and 2001 ($10 million and $5 million, respectively).  The equity gain is the effect of the reduction of the Partnership’s participation in the stockholders’ deficit of NewComm, allocated to the limited partners and the General Partner, based on their percentage of participation, 75% and 25%, respectively.

(23)     Quarterly financial information for 2003 and 2002 unaudited, and for 2001 restated and unaudited:

Certain unaudited quarterly financial information for the years 2003 and 2002 and restated and unaudited quarterly financial information for the year 2001follows:

	2003
	March	June	September	December

Revenues	$26,294,881	$27,796,305	$26,719,677	$28,083,249

Operating income	$2,658,790	$688,432	$3,836,544	$1,623,629,

Net income (loss)	$(14,067,360)	$6,805,295	$(8,814,069)	$(14,284,252)

Net income (loss) attributable to General Partner	$(14,067,360)	$1,701,324	$(3,710,098)	$(14,284,252)

Net income (loss) attributable to Limited Partner	$—	$5,103,971	$(5,103,971)	$—

	2002
	March	June	September	December

Revenues	$27,980,361	$33,519,358	$26,209,320	$20,248,058

Operating (loss) income	$2,612,416	$1,454,412	$691,941	$(539,969)

Net income (loss)	$(5,680,363)	$7,185,858	$(5,902,572)	$(8,627,994)

Net income (loss) attributable to General Partner	$(5,680,363)	$1,796,465	$(513,182)	$(8,627,994)

Net income (loss) attributable to Limited Partner	$—	$5,389,393	$(5,389,390)	$—

	2001
	March	June	September	December

Revenues	$28,012,266	$33,519,358	$30,844,992	$31,359,311

Operating (loss) income	$(2,767,474)	$3,342,309	$3,151,611	$700,419

Net loss	$(12,968,934)	$(690,864)	$(4,142,306)	$(10,212,146)

Net loss attributable to General Partner	$(12,968,934)	$(690,864)	$(4,142,306)	$(10,212,146)

Net loss attributable to Limited Partner	$—	$—	$—	$—

As discussed in Note 4(f) to the accompanying consolidated financial statements, effective January 1, 2003 the Partnership changed its method to account for the loss on sale of handsets to customers.  The quarterly unaudited consolidated financial information for the year ended December 31, 2003 was adjusted accordingly.

As discussed in Note 2 to the accompanying consolidated financial statements, the Partnership has restated its consolidated financial statements as of and for the year ended December 31, 2001.  The adjustments and reclassifications made as part of the restatements of the consolidated financial statements were also adjusted into the quarterly restated and unaudited financial information for the year 2001.

As discussed in Note 4(i) to the accompanying consolidated financial statements, the Partnership adopted SFAS 142 “Goodwill and other Intangibles Assets” on January 1, 2002.  The quarterly unaudited consolidated financial information for the year ended December 31, 2002 was adjusted accordingly.

Report of Independent Public Accountants

To the Board of Directors of

SuperTel Communications Corp.:

We have audited the accompanying balance sheet of SuperTel Communications Corp. as of December 31, 2003 and 2002, and the related statements of income and accumulated deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of SuperTel Communications Corp. as of and for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated April 16, 2002, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SuperTel Communications Corp. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kevane Soto Pasarell Grant Thornton LLP

San Juan, Puerto Rico,
March 15, 2004

SuperTel Communications Corp.

Balance Sheets—December 31, 2003, 2002, 2001

	2003	2002	2001
CURRENT ASSETS:
Cash	$2,188	$63,853	$3,707
Accounts receivable from affiliated company	154,934	136,154	137,538
Prepaid income tax	—	—	2,760

Total current assets	157,122	200,007	144,005

Investment in partnership at equity, net	—	—	—

Total assets	$157,122	$200,007	$144,005

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,000	$69,900	$37,731
Income tax payable	6,415	4,647	—

Total current liabilities	12,415	74,547	37,731

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 1,000 shares authorized, non-voting, none issued	—	—	—
Common stock, no par value, $1 stated value, 84,100 shares authorized, 1,000 shares issued and outstanding,	1,000	1,000	1,000
Common stock Class A-1, no par value, restricted, non-voting shares 15,900 authorized, none issued	—	—	—
Additional paid-in capital	148,746	148,746	148,746
Accumulated deficit	(5,039)	(24,286)	(43,472)

Total stockholders’ equity	144,707	125,460	106,274

Total liabilities and stockholders’ equity	$157,122	$200,007	$144,005

The accompanying notes are an integral part of these balance sheets.

SuperTel Communications Corp.

Statements of Income and Accumulated Deficit

For the Years Ended December 31, 2003, 2002, 2001

	2003	2002	2001

REVENUES:
Management fees	$282,280	$262,164	$138,927

EXPENSES:
Directors’ fees	250,000	218,750	117,194
Other general and administrative expenses	6,618	19,581	9,103

Total administrative expenses	256,618	238,331	126,297

INCOME BEFORE PROVISION FOR INCOME TAX	25,662	23,833	12,630

Provision for income tax	6,415	4,647	—

NET INCOME	19,247	19,186	12,630

ACCUMULATED DEFICIT, beginning of year	(24,286)	(43,472)	(56,102)

ACCUMULATED DEFICIT, end of year	$(5,039)	$(24,286)	$(43,472)

The accompanying notes are an integral part of these statements.

SuperTel Communications Corp.

Statements of Cash Flows

For the Years Ended December 31, 2003, 2002, 2001

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,247	$19,186	$12,630

Adjustments to reconcile income to net cash provided (used in) by operating activities-
(Increase) decrease in accounts receivable from affiliated company	(18,780)	1,384	(48,926)
Decrease in prepaid expenses	—	2,760	—
(Decrease) increase in accounts payable	(63,900)	32,169	7,987
Increase in income tax payable	1,768	4,647	—

Total adjustments	(80,912)	40,960	(40,939)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES AND INCREASE (DECREASE) IN CASH	(61,665)	60,146	(28,309)

CASH, beginning of year	63,853	3,707	32,016

CASH, end of year	$2,188	$63,853	$3,707

The accompanying notes are an integral part of these statements.

SuperTel Communications Corp.

Notes to Financial Statements

December 31, 2003, 2002, 2001

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

Most of the Company’s transactions are related to the administration of the Partnership, a limited partnership organized on January 24, 1995, under the laws of the State of Delaware, for which the Company has served as General Partner since June 18, 1996.  The Partnership is scheduled to terminate on December 31, 2005, or earlier upon the occurrence of certain specific events as detailed in the Partnership agreement. On January 22, 1997, the Partnership was granted the PCS Block C licenses for Puerto Rico and certain western states of the United States.  On February 4, 1999, the Partnership entered into an agreement with Telefónica Larga Distancia de Puerto Rico, Inc. (TLD); several of the relevant provisions of this agreement are the following:

•                  The Partnership transferred all of its Puerto Rico licenses including its related debt with the FCC (the Partnership’s contribution) to NewComm Wireless Services, Inc. (NewComm), a newly organized Puerto Rico corporation owned by the Partnership, in exchange for all of NewComm’s issued and outstanding common stock.  Subsequently, the Partnership sold part of its investment in NewComm, and as of December 31, 2003 and 2002, the Partnership owned 76.89% of NewComm’s issued and outstanding common stock.

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

Income taxes-

In accounting for income taxes, the Company uses the asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  A valuation allowance is recognized for ay deferred tax asset for which, based on management’s evaluation, it is more likely than not (a likelihood of more than 50%) that some portion of the deferred tax asset will not be realized.

(3)          Investment in the Partnership:

Originally, the Company acquired its 25% investment in the Partnership for $100,000.  Adjustments to the recorded amount of this investment were made following the equity method of accounting and in 1996 this investment written-down to zero.  As of December 31, 2003 and 2002, the Company’s share of the undistributed losses of the Partnership amounted to approximately $33.4 million and $33 million, respectively.  The Company would have to first recover its share of the Partnership undistributed losses before it could pick-up any share of the Partnership’s gains.

(4)          Related party transactions:

ClearComm’s partnership agreement, as amended, provides for payment of a management fee to its General Partner (the Company), equal to the reasonable costs of operating the business of the Partnership, plus 10% of such aggregate amount, which fee shall be payable monthly, on the first day of each month during the year.  Expenses reimbursed include, but are not limited to, compensation costs, and expenses incurred by to officers, directors, and employees in the performance of their duties.  During 2003 and 2002, management fees billed to ClearComm amounted to $282,280 and $262,164, respectively.

All other related party transactions are advances from/to affiliated companies made in the ordinary course of business.  These advances are not interest bearing.

(5)          Preferred stock:

The Company is authorized to issue 1,000 shares of restricted, non-voting, preferred stock without par value.  The preferred shares are divided into classes, from A to J with 100 shares of each class and upon their issuance, the Company has the option to redeem them at their issuance price plus accrued dividends.  At December 31, 2003 and 2002, none of the preferred shares had been issued.

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

Fred H. Martinez, Director and Chairman of the Board, age 59, has been chairman of the board of trustees of the University of Puerto Rico from 1993 to 1999.  Mr. Martinez is co-managing partner of Puerto Rico’s third largest law firm.  During 1977 to 1979, Mr. Martinez was director of the Puerto Rico Income Tax Bureau, member of the Governor’s Economic Advisory Council, chairman, Committee on Section 936, Government of Puerto Rico, assistant secretary of the treasury, Internal Revenue, Puerto Rico Treasury Department (1978- 1979), president, Tax Committee, Puerto Rico Chamber of Commerce (1978-1979).  In 1993 he was chairman of the board of the Solid Wastes Management Authority, Government of Puerto Rico.  Mr. Martinez has extensive experience in contract negotiations, corporate and tax law, and in directing major institutions.  He holds a BS in Economics from Villanova University (1967), an LLB (law) from the University of Puerto Rico (1971), and an LLM (taxation) from Georgetown University (1972).

Javier O. Lamoso, President, age 39, has had extensive experience in the telecommunications industry and has been responsible for developing, negotiating and overseeing numerous strategic operational, economic and political aspects of the cellular telephone industry, including cell-site acquisition, environmental impacts, leasing contractual arrangements and inter-company relations with other operating telecommunications organizations, including interexchange carriers and local telephone companies.  Since 2002, Mr. Lamoso has been a member and officer of the Board of Directors of the Young Presidents’ Organization, Puerto Rico Chapter.  Until 1994, Mr. Lamoso acted as counsel to the Puerto Rico Cable Operators Association in various matters, which include the negotiation of rates and levies and the drafting of new legislation.  From 1986 to 1987 Mr. Lamoso held a non-legal position in the corporate finance department of Simpson, Thacher & Bartlett, and was involved with the 1987 successful external debt restructuring of Chile.  He holds a BA in Political Science/ Economics from Fordham University (1986), and a JD in law from the University of Puerto Rico (1990).

Gary H. Arizala, Director, age 65, is an entrepreneur and successful businessman.  Mr. Arizala has experience in the cellular telephone industry serving as chairman of United Cellular Associates from 1988 to the present and of Aikane Cellular from 1991 to the present.  In these capacities he directed the executive committee activities to oversee the development of the ME-3 RSA cellular telephone system which was successfully acquired by Telephone & Data Systems in early 1994.  In 1972 Mr. Arizala founded Alphabetland Preschool and Kindergarten, which he owns and operates.  Alphabetland provides high-quality childcare and preschool education services to 350 to 400 families annually through four child care centers located on Oahu, Hawaii, and employs approximately 60 people.  From 1963 to 1971, Mr. Arizala was an assistant civil engineer with the State of California responsible for utilities relocation for the State Water Project.  His duties included negotiating plans and agreements with Southern California Edison, Southern California Gas, the United State Forest Service among other major private and public agencies.  He is on the Guardian Advisory Council of the National Federation of Independent Businesses Hawaii Chapter, and an active member of the Chamber of Commerce and Small Business Hawaii organizations.  Mr. Arizala holds a BS in Civil Engineering from the University of Hawaii (1963).  Unfortunately, Mr. Arizala died on March 21, 2004.

Margaret W. Minnich, Director, age 50, has held management and supervisory positions in finance and accounting over a 20-year period in the non-profit, manufacturing and public accounting field.  In the past, she has been a member of the board of several privately-held companies and a private foundation.  From 1992 to the present, she has worked for The California Wellness Foundation and since December 1997 is serving as Vice President of Finance and Chief Financial Officer, and is responsible for all financial reporting, accounting, budgeting and tax functions including investment performance and asset allocation review of a $900 million investment portfolio, and managing cash flow for an annual budget exceeding $45 million.  From 1984 through 1990, Ms. Minnich held several key positions with MICOM Communications Corporation, including manager of financial planning where she directed all accounting and financial functions.  From 1981 to 1984, Ms. Minnich was a senior accountant with Ernst & Young, Los Angeles, specializing in electronics, aerospace and heavy industry fields.  Ms. Minnich is a member of the California Society of Certified Public Accountants and Southern California Association for Philanthropy.  She holds a BA in Philosophy from the University of Southern California (1978) and an MBA in accounting from USC (1981).

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

James T. Perry, Director, age 71, is a successful entrepreneur and businessman with substantial experience in the real estate and retail foods industries. Since 1993, Mr. Perry has purchased and sold a two-way radio license, and has been involved in several wireless communication partnerships.  From 1987 to 1993, he was general partner of Telenode Rincon, the original owner and developer of the RSA cellular telephone system for PR-1, which was successfully acquired by Cellular Communications, Inc., as well as managing other cellular telephone and telecommunications holdings.  From 1959 to 1975, Mr. Perry was the president and/or owner of several successful licensed real estate firms including United Realty Group, Milwaukee, the largest black-owned real estate firm in Wisconsin, and Perry and Sherard Realty, Milwaukee, which specialized in rehabilitating and selling between 75 to 100 properties per year utilizing a staff of approximately 30 people.  From 1975 to 1992, Mr. Perry owned and operated a McDonald’s franchise in Saint Louis, Missouri, and was responsible for all operations of this successful business. Mr. Perry served in the U.S. Army in Korea, and has taken extensive courses in the fields of general business and real estate.  From 1988 to 1992 he was vice president of the Ronald McDonald Children’s Charities, and from 1980 to 1984 he served as a member of the McDonald’s Advertising Committee.  His memberships include the board of directors of the Skinker DeBaliviere Business Association, Hamilton Community Schools, Saint Louis, and the admissions committee of the Milwaukee Board of Realtors.  He is a past president of the Urban Brokers Association, and a director of the Multiple Listing Service.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of any Forms 3, 4 and 5 and any amendments thereto furnished to the Registrant pursuant to Rule 16a-3(e) of the Rules of the Securities and Exchange Commission, the Registrant is not aware of any failure of any officer or director of the General Partner or beneficial owner of more than ten percent of the Units to timely file with the Securities and Exchange Commission any Form 3, 4 or 5 relating to the Registrant for 2003.

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership is managed by the General Partner’s Board of Directors and executive officers of the General Partner.  The Partnership reimburses the General Partner for all reasonable expenses incurred by it in connection with managing the Partnership, including salaries and expenses of the General Partner’s employees who manage the Partnership.

The following Summary Compensation Table sets forth certain information concerning the cash and non-cash compensation earned by or awarded to the chief executive officer of the Partnership’s General Partner.  Other than the President, no executive officer of the General Partner received compensation of $100,000 or more in 2003.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation Awards
Name & Principal Position	Fiscal Year	Compensation ($)	Bonus($)	Other Annual Compensation ($)(1)	Securities Underlying Options/SAR’s	All Other Compensations ($)
Javier Lamoso, President	2003	$76,931	$0	$185,000	0	$0
and Director	2002	$75,200	$0	$203,750	0	$0
	2001	$75,200	$0	122,500	0	$0

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

The following table sets forth, as of December 31, 2003, information with respect to beneficial ownership of the Partnership’s Units by: (i) all persons known to the General Partner to be the beneficial owner of 5.0% or more thereof; (ii) each Director of the General Partner; (iii) each of the executive officers of the General Partner; and (iv) all executive officers and Directors as a group of the General Partner.  All persons listed have sole voting and investment power with respect to their Units, unless otherwise indicated.

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

Management Fee

The Partnership Agreement provides that the General Partner is entitled to a management fee for all reasonable operating expenses, plus 10% of such expenses.  The total management fee for 2003 and 2002 was approximately $282,000 and $262,000, respectively.  The management fee is paid on a monthly basis.

Other Relationships and Transactions

Mr. Martínez and Mr. Odell are partners of Martínez, Odell & Calabria, a law firm, which provides legal services to the General Partner and the Partnership.

ITEM 14,  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees:

Aggregate fees billed in connection with the audits of the financial statements for the years ended December 31, 2003 and 2002 amounted to $95,999 and $125,786, respectively.

Aggregate fees billed in connection with the review of quarterly financial information amounted to $27,610 for the year ended December 31, 2003.

(2) Audit-Related Fees:

None.

(3) Tax Fees:

Aggregate fees billed in connection with tax and related consulting services for the years ended December 31, 2003 and 2002 amounted to $20,323 and $3,500, respectively.

(4) All Other Fees:

None

(5) On June 11, 2003 after a series of prior oral consultations, the Partnership's Audit Committee approved the engagement of Kevane Soto Pasarell Grant Thornton LLP ("Kevane") to replace the Partnership's former independent accountant, Deloitte & Touche.  On the same date, the Partnership hired Kevane as its independent account.

(6) Kevane has reported to the Partnership that more than 50 percent of the audit work on the Partnership's financial statements for the most recent fiscal year was performed by its full-time, permanent employees.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements

ClearComm, L.P.

Report of Independent Public Accountants — December 31, 2003 and 2002 (Audited), and 2001 (Restated and Unaudited)

Consolidated Balance Sheets - December 31, 2003 and 2002 (Audited), and 2001 (Restated and Unaudited)

Consolidated Statements of Operations for the years ended - December 31, 2003 and 2002 (Audited), and 2001 (Restated and Unaudited)

Consolidated Statements of Changes in Partners’ Deficit for the years ended - December 31, 2003 and 2002 (Audited), and 2001 (Restated and Unaudited)

Consolidated Statements of Cash Flows for the years ended - December 31, 2003 and 2002 (Audited), and 2001 (Restated and Unaudited)

Notes to Consolidated Financial Statements

SuperTel Communications Corp.

Report of Independent Public Accountants – December 31, 2003, 2002 and 2001

Balance Sheets - December 31, 2003, 2002 and 2001

Statements of Income and Accumulated Deficit for the years ended December 31, 2003, 2002 and 2001

Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Financial Statements

(2) Financial Statement Schedules - None.

(3) Exhibits- None.

(b) Reports on Form 8-K

A report on Form 8-K was filed on June 11, 2003

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

Signature	Capacity in Which Signed	Date

/s/ Fred H. Martínez	Director and Chairman of the Board	April 14, 2004
Fred H. Martínez

/s/ Javier O. Lamoso	Director and President	April 14, 2004
Javier O. Lamoso

/s/ Margaret W. Minnich	Director	April 14, 2004
Margaret W. Minnich

/s/ Lawrence Odell	Director	April 14, 2004
Lawrence Odell

/s/ James T. Perry	Director	April 14, 2004
James T. Perry