Form 10-Q
period 2004-03-31
CLEARCOMM L P
filed 2004-05-24
CIK 1013267

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes   ☐    No   ☒

ClearComm, L.P.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES
AND PARTNERS’ DEFICIT

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS:
Cash and cash equivalents	$926,871	$1,007,353
Cash in escrow account	1,500,000	1,500,000
Accounts receivable, net	11,882,826	12,297,162
Accounts receivable, other	8,694,011	7,457,028
Interest receivable	15,500	14,000
Inventories, net	3,883,876	3,908,736
Prepaid expenses	1,310,784	672,406
Investment in securities	4,484,339	7,338,288
Investment in subsidiary	519,078	397,980
PCS licenses, net	57,517,974	57,517,974
Deferred financing costs	719,311	774,363
Note receivable from officer	100,000	100,000
Property and equipment, net	86,835,208	90,753,422

	178,389,778	$183,738,712

LIABILITIES AND PARTNERS’ DEFICIT:
Accounts payable and accrued liabilities	$44,093,163	$40,224,333
Notes payable — short-term	115,711,646	113,816,297
Notes payable — long-term	110,826,444	117,390,809

Unitholders’ capital (deficit) 2,906.1 units and 1 general partnership interest	(92,241,475)	(87,692,727)

Total liabilities and partner’s deficit	$178,389,778	$183,738,712

BOOK VALUE(DEFICIT) PER UNIT	$(31,730)	$(30,165)

The accompanying notes are integral part of these consolidated statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
(UNAUDITED)

	Three-Month Periods Ended March 31,
	2004	2003
Revenues:
Service revenues	$26,878,225	$24,399,397
Handsets and accessories sales	1,436,596	1,895,484

Total Revenues	28,314,821	26,294,881
Expenses:
Operating expenses	26,261,410	23,955,984

Income from operations	2,053,411	2,338,897

Interest expense	(2,366,768)	(3,445,554)

Depreciation and amortization	(4,304,462)	(4,018,139)

Loss before other income (expense)	(4,617,819)	(5,124,796)
Other Income (expense)

Equity in net loss of subsidiary	(9,569)	(35,152)

Interest income	78,423	64,524

Other	217	95
Loss on write-off of inventories	—	(5,559,350)

Net loss
	$(4,548,748)	$(10,654,679)

Net loss attributable to General Partner	$(4,548,748)	$(10,654,679)

Net loss attributable to Limited Partners	$—	$—

Net loss per unit attributable to Limited Partners	$—	$—

The accompanying notes are integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT
(Unaudited)

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004

				Accumulated
				Other
	Limited Partners		General	Comprehensive
	Units	Amount	Partner	Loss	Total

BALANCES, December 31, 2003	2,906.1	—	$(87,654,900)	$(37,827)	$(87,692,727)

Net loss for the three months period ended March 31, 2004	—	—	(4,548,748)	—	(4,548,748)

BALANCES, March 31, 2004	2,906.1	—	$(92,203,648)	$(37,827)	$(92,241,475)

The accompanying notes are integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three-Month Periods Ended
	March 31, 2004	March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,548,748)	$(10,654,679)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization	4,249,438	3,965,588
Equity in losses of unconsolidated subsidiary	9,569	35,152
Amortization of loan origination fees	55,051	52,551
Amortization of discount on note payable to FCC	—	629,120
Write-off on discount of note payable to FCC	—	5,559,350
Inventory reserve	174,000	—
Bad debt expense	2,346,800	2,030,005
Gain from sale of vehicles	16,454	—
Capitalized interest	184,830	—
Other non-cash transactions		(6,502)
Changes in operating assets and liabilities-
Increase in interest receivable	(51,218)	(1,500)
Increase in accounts receivable, before write-offs	(3,202,354)	(3,707,058)
Decrease in insurance claim receivable		30,473
(Decrease) in checks drawn in excess of bank balance	(82,469)	—
Decrease (increase) in inventories	(149,140)	328,755
Increase in prepaid expenses	(638,378)	(371,749)
Increase accounts payable and accrued liabilities	3,431,423	3,831,670
Decrease in accounts payable to related parties	(930,406)	(3,184,003)
(Decrease) Increase in accrued interest	(35,000)	1,768,451
(Decrease) increase in deferred income	(174,070)	162,891
Total adjustments	5,204,530	11,123,194
Net cash provided by operating activities	655,782	468,515
CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of investment securities	2,853,949	—
Proceeds from the sale of vehicle	38,000
Acquisition of property and equipment	(352,771)	(1,303,964)
Payment for the investment in subsidiary	(130,667)	(130,667)
Payments for deferred financing costs	—	(60,000)
Net cash provided by (used in) investing activities	2,408,511	(1,494,631)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable to Telefonica Moviles	1,831,214	—
Payment of note payable to Alcatel	(4,975,989)	—
Net cash used in financing activities	(3,144,775)	—
NET INCREASEIN CASH AND CASH EQUIVALENTS	(80,482)	(1,026,116)
CASH AND CASH EQUIVALENTS, beginning of period	1,007,353	22,709,786
CASH AND CASH EQUIVALENTS, end of period	$926,871	$21,683,670

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
INTEREST PAID	$2,265,518	$6,314,000
SUPPLEMENTAL SCHEDULEOF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the period ended March 31, 2004, interest expense from TEM-PR totaling $184,830 was capitalized into long-term debt

The accompanying notes are integral part of these consolidated financial statements.

CLEARCOMM, L.P.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2004 (UNAUDITED)

1.                                       BASIS OF PRESENTATION AND INTRODUCTION

The unaudited interim consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Partnership’s financial position at March 31, 2004 and results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003.  The unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2003.  Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

On January 22, 1997, the Partnership was granted the PCS Block C licenses for Puerto Rico and certain cities in California.

NewComm Wireless Services, Inc. (NewComm)

The Partnership established its Puerto Rico network by forming a wholly owned subsidiary, NewComm, on January 29, 1999.  On February 4, 1999, the Partnership and NewComm entered into an agreement with Telefónica Móviles, S.A. (TEM), whereby the Partnership contributed its two Puerto Rico Licenses to NewComm and TEM provided NewComm a $19,960,000 loan to develop the Puerto Rico Licenses.  TEM’s loan is pursuant to a secured convertible promissory note (the “Note”) which is convertible into 49.9% of NewComm’s equity.  The Note however, cannot be converted until the FCC authorizes TEM to hold more than a 25% equity interest in NewComm.

The Partnership has agreed to sell shares in NewComm to TEM in sufficient amount to provide TEM with an additional 0.2% share interest in NewComm, enabling TEM to have a total of 50.1% interest in NewComm.  The transaction involves a Stock Purchase Agreement, a Shareholders Agreement, and a Sale Agreement.  A summary of the terms of the sale and these agreements are included in the Partnership’s Annual Report on Form 10-K for the year 2003.

In September 1999, NewComm commenced providing PCS services in Puerto Rico.

In each of November 2000, December 2000, and March 2001, NewComm received $5,000,000, from Syndicated Communications Venture Partners IV, L.P. (Syncom), a third party, in exchange for approximately 4.92% ownership in NewComm. Syncom has contributed $25 million to NewComm in exchange for approximately 8.2% ownership interest in NewComm.  The last $10 million installment was contributed in November 2002.

On March 2, 2002, the Partnership sold approximately 4.08% of NewComm to a group of investors led by Fleet Development Ventures for $13 million.  The Partnership and TEM contributed approximately $9 million each to NewComm in the form of equity and convertible debt, respectively. The Partnership and TEM have committed an additional $10M each to close the Project Finance Facility.  The Partnership believes it has obtained sufficient funds, together with TEM, to provide NewComm with the capital necessary for the Project Finance Facility and to fund NewComm’s operations.

California Licenses

On August 28, 2000, the Partnership entered into a Purchase and Sale Agreement with Leap Wireless International (“Leap Wireless”), pursuant to which the Partnership sold the Visalia-Porterville license to Leap Wireless in exchange for a $9,500,000 cash payment.  The sale was approved by the FCC and closed on June 8, 2001.

On November 26, 2003 the Partnership entered into a Purchase and Sale Agreement with Metro PCS pursuant to which the Partnership sold all of its remaining California Licenses.  The sale was approved by the FCC and the licenses were transferred to Metro PCS on April 15, 2004 for a $10,900,000 cash payment.  The Partnership has no other licenses in California,

Internet Surfing Stores of P.R., Inc. - (eMilios)

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

The eMilios concept involves internet communication galleries that are geared towards educating people in the use of computers and the internet, and acts as a communication and recreational center as well.  The broadband connectivity that is offered at eMilios allows the stores to efficiently offer internet communications and also access to a great variety of interactive content, such as cyber games, as well as software and tools for free lancers and small business entities.  The service is provided and collected with a proprietary smart card and software application.  The commitment of the Partnership to ISS is $1 million and eMilios International has committed $500,000 in cash plus trade-name, systems, software, and technology know-how equivalent to $500,000.  The Partnership is responsible for the management and day to day operations of ISS.  ISS opened its first store with 48 computer stations on October 23, 2002.  A second store with 40 computer stations was inaugurated on January 11, 2003 to serve the western part of Puerto Rico.  The investment has an exit mechanism whereby at any time after 2003, ClearComm can force the acquisition of its shares in ISS or the sale of the whole company.

2.                                       FINANCING REQUIREMENTS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Partnership commenced operations in September 1999 and has  incurred losses amounting to $4.5 million for the three-month period ended March 31, 2004 and incurred operating losses of $10.7 million for the three month period ended March 31, 2003.  It also has working capital deficits and partners’ capital deficit of $131.6 million and $92.2 million, respectively, as of March 31, 2004.  The Partnership is likely to continue incurring losses until such time as its subscriber base generates revenue in excess of the Partnership’s expenses.  Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by means other than its revenues.

As part of the agreement with TEM, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that required Lucent to build a network that uses the Code Division Multiple Access (“CDMA”) protocol.  The total cost of the network was approximately $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount due under the contract under a formal financing agreement. An Agreement restructuring Lucent’s outstanding debt was executed on June 4, 2003.  The now outstanding debt to Lucent is $48M and is payable over a six-year period at 8% annual interest rate.  On June 20, 2003, an agreement restructuring Alcatel’s debt was executed.  Alcatel’s credit is now $2.5M at 6.5% payable over a three year period.  Also, by means of letter from TEM (and its parent, Telefónica Internacional, S.A.), TEM has agreed to issue a corporate guarantee to serve as collateral for a $110M bank loan.

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

4.                                       LEGAL PROCEEDINGS

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Partnership as a result of a number of important factors.  Examples of these factors include, without limitation ; rapid technological developments and changes in the telecommunications industry; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the Telecommunications Act of 1996 and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation; regulatory limitations on the Partnership’s ability to compete in the telecommunications services industry; and continuing consolidation in the telecommunications services industry.  In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general factors including, without limitation, general industry and market conditions and growth rates, domestic and international economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Partnership’s future business.

Introduction

The information contained in this Part I, Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, in addition to the interim consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this Form 10-Q.

The Partnership was formed in January 1995 and is managed by its General Partner, SuperTel Communications Corp.  The Partnership was organized to acquire, own, consult and operate personal communication services PCS licenses in the Block C band and to take advantage of the benefits that the FCC has set aside for entrepreneurs.  The Partnership owns the Puerto Rico Licenses, which consist of two 15 MHz PCS licenses covering Puerto Rico. The California Licenses, which consist of four 15 MHz PCS licenses covering the California cities of Eureka, Redding, Modesto, and Merced were sold and transferred to Metro PCS on April 15, 2004 for $10,900,000 cash payment. The license covering Visalia-Porterville, California, had been previously sold and transferred to Leap Wireless on June 8, 2001 in exchange for $9,500,000 cash payment.

The Partnership commenced commercial operations of its PCS network in Puerto Rico on September 24, 1999 when it began offering wireless services in Puerto Rico to the public.  Prior to that date, its income had consisted of interest earnings only.

The Partnership established its Puerto Rico network by forming a wholly owned subsidiary, NewComm, on January 29, 1999.  On February 4, 1999, the Partnership and NewComm entered into an agreement with TEM, whereby the Partnership contributed its two Puerto Rico Licenses to NewComm and TEM provided NewComm a $19,960,000 loan to develop the Puerto Rico Licenses.  TEM’s loan is pursuant to a secured convertible promissory note (the “Note”) which is convertible into 49.9% of NewComm’s equity.  The Note however, cannot be converted until the FCC authorizes TEM to hold more than a 25% equity interest in NewComm.  By means of a Stock Purchase Agreement executed on March 12, 2002, the Partnership has agreed to sell shares equal to 0.2% in NewComm to TEM conditioned to obtaining permanent financing and a clear exit path for the Partnership.  This transaction is pending Department of Homeland Security and FCC approval.  The Partnership believes this transaction and permanent finance will be obtained before the end of 2004.

Results of Operations

Three-month period ended March 31-, 2004 compared with three-month period ended March 31, 2003.

Set forth below is a summary of the results of operations before other income and expenses for the periods indicated:

	Three-Month Periods Ended March 31,
	2004	2003	Change
Revenues:
Service revenues	$26,878,225	$24,399,397	10%
Handsets and accessories sales	1,436,596	1,895,484	-24%

Total Revenues	28,314,821	26,294,881	8%
Expenses:
Operating expenses	26,261,410	23,955,984	10%

Income (loss) from operations	2,053,411	2,338,897	-12%

Interest expense	(2,366,767)	(3,445,554)	-31%

Depreciation and amortization	(4,304,462)	(4,018,139)	7%

Loss before other income (expense)	(4,617,818)	(5,124,796)	-10%

Revenues

The Partnership’s revenues for the three-month period ended March 31, 2004 increased by 8% or $2million from $26.3 millions to $28.3 as compared for the same period in 2003. Total revenues include service as well as handset and accessories revenues.  Service revenues for the three-month period ended March 31, 2004 increased by 10% or $2.5 million when compared to the same period in 2003 while handset and accessories sales decreased by 24% or .5 million.  The decrease in handsets and accessories revenues is mainly due to handset units pricing adjustments.  The increase in service revenues is related to the utilization of airtime and an increase in our contract customer base.

Expenses

The following table shows the variances for the three month period ended March 31, 2004 as compared to the same period in 2003:

	March 31,
	2004	2003	Change

Cost of handset and accesories	$5,938,964	$4,884,546	22%
Interconnection expense	975,554	1,126,352	-13%
Sales and dealers commissions	2,846,832	1,387,505	105%
Salaries and benefits	4,034,411	4,234,708	-5%
Selling and advertising expense	1,456,666	1,555,198	-6%
Legal and professional services	713,352	1,699,872	-58%
Provision for doubtful accounts	2,346,800	2,030,005	16%
Rent expense	1,635,825	2,256,443	-28%
Taxes, other than income	1,008,538	1,197,387	-16%
Network operation and maintenance	1,566,547	942,075	66%
Other expenses	2,341,278	1,701,558	38%
Management fee to General Partner	68,750	60,750	13%
Consulting and legal services rendered by related parties	1,327,894	879,585	51%
	—
Total Expenses	$26,261,410	$23,955,984	10%

Expenses for the three-month period ended March 31, 2004 totaled $26,261,410 as compared to $23,955,984 for the same period in 2003.  During such first quarter of 2004, the Partnership’s expenses increased by 10% or $2.3 million

The overall increase in expenses of $2.3 million is mainly due to an increase of 22% in the cost of handsets and accessories sold, combined with an increase in network maintenance costs, dealers commissions and professional services.  The increase in cost of handsets sold is directly related to the handset subsidy whereby the cost of acquiring handsets is higher than the pricing offered to customers.  In fact, the handset subsidy for the three month period ended March 31, 2004 was $4.5 million compared to $3 million for the same period in 2003.

Income from Operations

Income from operations reflects the ability of the Partnership to generate positive cash flows from its operations, which does not take into consideration expenses such as amortization, depreciation and interest that must be reported for generally accepted accounting principles (GAAP) to arrive to the net income or loss.

Income from operations for the three month period ended March 31, 2004 of $2,053,411 shows a slight decrease of 12% or $280,000 as compared to the income from operations for the same period in 2003.  This reduction in income from operations is related to the cost of acquiring new customers and the increase in network maintenance.

Interest expense for the three month period ended March 31, 2004 of $2.4 million ($3.4million in 2003) and depreciation expense of $4.3million ($4 million in 2003) reduce the income from operations and result in a net loss before other income of $4,617,818 for the first quarter of 2004 ($5,124,796 in 2003); an overall reduction in net loss of 10% when compared to 2003.  The reduction in interest expense is mainly attributable to the refinancing of the various debts and to reduction of debt outstanding related to the Note Payable to Alcatel.

The increase in depreciation expense is related to the increase in the depreciable assets placed in service during the period.

Three-month period ended March 31, 2003 compared with three-month period ended March 31, 2002.

The following table summarizes changes in certain financial information for the period indicated:

	Three-Month Periods Ended March 31,
	2003	2002	Change
Revenues:
Service revenues	$24,399,397	$26,626,750	-8%
Handsets and accessories sales	1,895,484	1,353,611	40%

Total Revenues	26,294,881	27,980,361	-6%
Expenses:
Operating expenses	23,955,984	25,367,945	-6%

Income (loss) from operations
	2,338,897	2,612,416	-10%

Interest expense	(3,445,554)	(5,119,286)	-33%

Depreciation and amortization	(4,018,139)	(3,947,728)	2%

Loss before other income (expense)	(5,124,796)	(6,454,598)	-21%

Revenues

The Partnership’s revenues for the three-month period ended March 31, 2003 totaled $26,294,881 as compared to $27,980,361 for the same period in 2002.  Revenues for the three-month period ended March 31, 2003 included $24,399,397 in service revenues and $1,895,484 in handset and accessories sales generated from NewComm’s wireless operations, as compared to $26,626,750 and $1,353,611 respectively, for the same period in 2002.  The decrease in service revenues is mainly due to the migration to new billing software that avoids excess billings on delinquent accounts.

Expenses

The following table shows the variances for the three month period ended March 31, 2003 as compared to the same period in 2002:

	March 31,
	2003	2002	Change

Cost of handset and accesories	$4,884,546	$7,050,742	-31%
Interconnection expense	1,126,352	978,920	15%
Sales and dealers commissions	1,387,505	1,468,300	-6%
Salaries and benefits	4,234,708	4,158,188	2%
Selling and advertising expense	1,555,198	1,651,170	-6%
Legal and professional services	1,699,872	2,494,392	-32%
Provision for doubtful accounts	2,030,005	3,480,728	-42%
Rent expense	2,256,443	1,474,505	53%
Taxes, other than income	1,197,387	380,859	214%
Network operation and maintenance	942,075	—	100%
Other expenses	1,701,558	654,292	160%
Management fee to General Partner	60,750	32,000	90%
Consulting and legal services rendered by related parties	879,585	1,543,849	-43%
	—
Total Expenses	$23,955,984	$25,367,945	-6%

Expenses for the three-month period ended March 31, 2003 totaled $23,955,984 as compared to $25,367,945 for the same period in 2002.  During the three-month period ended March 31, 2003, the Partnership’s expenses decreased by 6% due to pricing adjustments made by suppliers for the cost of handsets which resulted in a 31% reduction in such expense and due to the 42% reduction in the provision for doubtful accounts which resulted from the migration to a new billing software that avoids billings on delinquent accounts.  The other variances as shown above are mostly related to reclassifications among accounts made at the Partnerships subsidiary level to properly record transactions in a more efficient manner.

Income from Operations

Income from operations reflects the ability of the Partnership to generate positive cash flows from its operations, which does not take into consideration expenses such as amortization, depreciation and interest that must be reported for generally accepted accounting principles (GAAP) to arrive to the net income or loss.

Income from operations for the three month period ended March 31, 2003 of $2,338,897 shows a slight decrease of 10% as compared to the income from operations for the same period in 2002.  This reduction in income from operations is related to the cost of acquiring new customers and the increase in network maintenance.

Interest expense for the three month period ended March 31, 2003 of $3.4 million ($5.1million in 2002) and depreciation expense of $4 million ($3.9million in 2002) reduce income from operations and result in a net loss before other income (expense) of $5,124,796 for the first quarter of 2003 ($6,454,598 in 2002); an overall reduction in net loss before other income (expense) of 21% when compared to 2002.  The reduction in interest expense is attributable to the reduction of debt outstanding related to the Note Payable to Alcatel.

The increase in depreciation expense is related to the increase in the depreciable assets placed in service during the period.

Liquidity and Capital Resources

As of March 31, 2004, the Partnership had cash and cash equivalents amounting to $5,411,210, which are mostly related to proceeds from the sale of the Visalia-Porterville, California, license in the second quarter, 2001, and the Fleet Transaction.

As part of the agreement with TEM, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that required Lucent to build a network that uses the Code Division Multiple Access (“CDMA”) protocol.  The total cost of the original network was approximately $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount of network construction payable, at the time, under a formal financing agreement.  An agreement restructuring Lucent’s outstanding debt was executed on June 4, 2003.  This now outstanding debt is of $48 million at a fixed annual interest over a six year term.

In addition, the Partnership owes the United States federal government approximately $39,718,087 plus accrued interest at 6.5% in connection with the acquisition of its PCS licenses.

The Partnership has a secured promissory note payable to TEM, which bears interest at the floating rate of 90-day LIBOR plus 1.5% and is due in March, 2004.

The Partnership estimates that the total cost to implement NewComm’s business plan will be approximately $200 million.  This consists of approximately $125 million in costs associated with building-out the Puerto Rico Network, and approximately $75 million to fund NewComm’s operations until these become profitable.  NewComm obtained a short term financing (“Bridge Loan”) of $60 million which has been extended until November 29, 2002, with an interest rate of .75% over 90-day LIBOR.  The Bridge Loan is now guaranteed by Telefónica Internacional, S.A. (TISA), an affiliate of TEM.  ClearComm and TEM continue to work towards securing a permanent financing facility.

 During 2001, the Partnership sold 8.02% of NewComm to Syncom Venture Funds in exchange for $25 million,  and on March 2, 2002, the Partnership sold 4.08% of NewComm to a group of investors led by Fleet Development Ventures for $13 million.

The Partnership anticipates that earnings and cash distributions derived from its Puerto Rico Network, interim and permanent financing and, if necessary, additional capital calls from its Investors or accessing the public capital markets, should provide it with the liquidity to meet its obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership’s exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks.  The Partnership invests cash balances in excess of operating requirements in short-term money market funds.  As of March 31, 2004, the Partnership had cash equivalents and short-term investments of approximately $5,411,210 consisting of cash and highly liquid, short-term investments in money market funds.

The Partnership’s cash and cash equivalents will increase or decrease by an immaterial amount if market interest rates increase or decrease, and therefore, its exposure to interest rate changes has been immaterial.  The Partnership’s loans payable to the FCC have a fixed interest rate of 6.5% and therefore are not exposed to interest rate risks.  The TEM Note relating to indebtedness of NewComm bears interest at the floating rate of the 90-day LIBOR plus 1.5% and has been extended to December 2004.

An agreement restructuring Lucent’s outstanding debt was executed on June 4, 2003.  The now outstanding debt to Lucent is $48M and is payable over a six-year period at 8% annual interest rate.  On June 20, 2003, an agreement restructuring Alcatel’s debt was executed.  Alcatel’s credit is now $2.5M at 6.5% payable over a three year period.  Also, by means of letter from TLD (and its parent, Telefónica Internacional, S.A., and its affiliate, TEM), TLD has agreed to issue a corporate guarantee to serve as collateral for a $110M bank loan.

ITEM 4. CONTROLS AND PROCEDURES

The Partnership’s Chief Executive Officer, Javier O. Lamoso, and the Partnership’s Chief Financial Officer, Edileen Salicrup, have evaluated the Partnership’s disclosure controls and procedures within 90 days of the filing of this report.

Mr. Lamoso and Ms. Salicrup have concluded that the Partnership’s disclosure controls and procedures provide reasonable assurance that the Partnership can meet its disclosure obligations.  The Partnership’s disclosure controls and procedures are based upon a roll-up of financial and non-financial reporting that is consolidated by TEM pursuant to the Partnership’s Management Agreement with TEM.  The reporting process is designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is disclosed in Part I, Item 1, Notes to Interim Consolidated Financial Statements (unaudited), Section 4, and is hereby incorporated into Part II, Item 1 by this reference.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  List of Exhibits

                Exhibit 31:  Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32:  Certifications by the Chief Executive Office and Chief Financial Officer pursuant to Section 1350 of Chapter b3 of Title 18 of the United States Code.

(b)           No reports on Form 8-K have been filed during the quarter for which this report is filed.

ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ClearComm, L.P.

	By:	SuperTel Communications Corp.

Date: May 24, 2004		By: /s/ Javier O. Lamoso
Name: Javier O. Lamoso
Title: President

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Javier O. Lamoso, President of ClearComm, L.P., certify that:

1.               I have reviewed this annual report of ClearComm, L.P.;

2.               Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.               Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report; and

4.               The company’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)                            Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

(b)                           Evaluated the effectiveness of the company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation.

Date:  May 24, 2004

/s/ Javier O. Lamoso
Javier O. Lamoso
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Edileen Salicrup, Chief Financial Officer of ClearComm, L.P., certify that:

1.               I have reviewed this annual report of ClearComm, L.P.;

2.               Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.               Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report; and

4.               The company’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)                             Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

(b)                            Evaluated the effectiveness of the company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation.

Date:  May 24, 2004

/s/Edileen Salicrup
Edileen Salicrup
Chief Financial Officer