Form 10-Q/A
period 2004-03-31
CLEARCOMM L P
filed 2004-05-25
CIK 1013267

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

The Partnership estimates that the total cost to implement NewComm’s business plan will be approximately $200 million.  This consists of approximately $125 million in costs associated with building-out the Puerto Rico Network, and approximately $75 million to fund NewComm’s operations until these become profitable.  NewComm obtained a short term financing (“Bridge Loan”) of $60 million which has been extended until November 29, 2002, with an interest rate of ..75% over 90-day LIBOR.  The Bridge Loan is now guaranteed by Telefónica Internacional, S.A. (TISA), an affiliate of TEM.  ClearComm and TEM continue to work towards securing a permanent financing facility.

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