Form 10-Q
period 2004-06-30
CLEARCOMM L P
filed 2004-08-16
CIK 1013267

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

ClearComm, L.P.

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES
AND PARTNERS’ DEFICIT

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS:
Cash and cash equivalents	$11,895,998	$1,007,353
Cash in escrow account	—	1,500,000
Accounts receivable, net	11,391,423	12,297,162
Accounts receivable, other	7,261,733	7,457,028
Interest receivable	17,000	14,000
Inventories, net	4,728,882	3,908,736
Prepaid expenses	932,966	672,406
Investment in securities	—	7,338,288
Investment in subsidiary	516,469	397,980
PCS licenses, net	46,750,449	57,517,974
Deferred financing costs	675,927	774,363
Note receivable from officer	100,000	100,000
Property and equipment, net	84,137,485	90,753,422

	$168,408,332	$183,738,712

LIABILITIES AND PARTNERS’ DEFICIT:
Accounts payable and accrued liabilities	$42,571,185	$40,224,333
Notes payable — short-term	117,572,704	113,816,297
Notes payable — long-term	107,129,790	117,390,809

Unitholders’ capital (deficit) 2,766.2 units in 2004 (2,906.1 in 2003) and 1 general partnership interest

	(98,865,347)	(87,692,727)

Total liabilities and partner’s deficit	$168,408,332	$183,738,712

BOOK VALUE(DEFICIT) PER UNIT	$(35,728)	$(30,165)

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
(UNAUDITED)

	Three-Month Periods Ended June 30		Six-Month Periods Ended June 30
	2004	2003	2004	2003
Revenues:
Service revenues	$25,906,148	$25,760,778	$52,784,373	$50,160,175
Handset and accessories sales	1,228,194	2,035,527	2,664,790	3,931,011

	27,134,342	27,796,305	55,449,163	54,091,186

Operating Cost and Expenses:
Cost of handset and accessories	5,170,954	6,032,883	11,109,918	10,917,429
Interconnection expense	1,065,425	1,215,333	2,040,979	2,341,685
Sales and dealers commissions	2,533,551	1,575,700	5,380,383	2,963,205
Salaries and benefits	3,955,461	4,046,478	7,989,871	8,281,186
Advertising expense	1,857,480	1,443,163	3,314,146	2,998,361
Legal and professional services	851,391	2,203,899	1,564,743	3,903,771
Provision for doubtful accounts	2,365,150	4,062,044	4,711,950	6,092,049
Rent expense	1,731,547	2,132,656	3,367,372	4,389,099
Taxes other than income	841,109	1,307,449	1,849,647	2,504,836
Network Operation and Maintenance	1,726,390	797,115	3,292,937	1,739,190
Other expenses	2,426,762	1,633,898	4,777,609	3,428,385
Management fee to General Partner	68,750	60,750	137,500	60,750
Services rendered by related parties	1,258,326	648,866	2,586,220	1,531,424
Loss on Sale of California License	25,832	—	25,832	—

	25,878,128	27,160,234	52,149,107	51,151,370

Income (Loss) from Operations	1,256,214	636,071	3,300,056	2,939,816

Other Income (Expense)
Interest income	38,549	66,380	116,971	130,904
Depreciation	(4,388,884)	(4,407,373)	(8,693,346)	(8,425,512)
Loss of WriteOff in inventory		1,194,622		(4,364,728)
Other Income	(57,396)	(49)	(57,179)	46
Interest expense	(2,321,032)	(3,516,253)	(4,687,799)	(6,961,807)

	(6,728,763)	(6,662,673)	(13,321,353)	(19,621,097)

Net Income (Loss)	$(5,472,549)	$(6,026,602)	$(10,021,297)	$(16,681,281)

Net Income (Loss) Attributable to General Partner	$(5,472,549)	$(6,026,602)	$(10,021,297)	$(16,681,281)

The accompanying notes are integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT
(Unaudited)

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2004

	Limited Partners		General	Accumulated Other Comprehensive
	Units	Amount	Partner	Loss	Total

BALANCES, December 31, 2003	2,906.1	—	$(87,654,900)	$(37,827)	$(87,692,727)

Net loss for the six months period ended June 30, 2004	—	—	(10,021,297)	37,827	(9,983,470)

Purchase of Partnership Units Tender Offer	(139.90)		(1,189,150)	—	(1,189,150)
			—	—	—

BALANCES, June 30, 2004	2,766.2	—	$(98,865,347)	$—	$(98,865,347)

The accompanying notes are an integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six-Month Periods Ended
	June 30, 2004	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,021,297)	$(17,038,174)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization	8,638,296	8,320,412
Equity in losses of unconsolidated subsidiary	12,178	70,304
Amortization of loan origination fees	98,436	105,102
Amortization of discount on note payable to FCC	—	1,247,862
Write-off on discount of note payable to FCC	—	4,364,728
Other non-cash items		(6,502)
Inventory Reserve	1,310,427
Bad debt expense	4,711,950	6,092,049
Loss on sale of California Licenses	25,832
Gain from sale of vehicles	(28,327)	—
Capitalized interest	395,588	—
Changes in operating assets and liabilities-
Increase in interest receivable	(83,336)	(1,500)
Increase in accounts receivable, before write-offs	(3,662,572)	(7,608,864)
Decrease in insurance claim receivable		270,002
Decrease (increase) in inventories	(2,130,573)	641,629
Decrease (increase) overdraft	(82,469)
Increase in prepaid expenses	(260,560)	(407,541)
Decrease in accounts payable and accrued liabilities	3,404,818	2,858,022
Decrease in accounts payable to related parties	(876,410)	(2,012,166)
(Decrease) Increase in accrued interest	(71,287)	(1,372,963)
(Decrease) increase in deferred income	(466,003)	385,662
Total adjustments	10,935,988	12,946,236
Net cash provided by operating activities	914,691	(4,091,938)
CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of investment securities	8,837,147	—
Proceeds from the sale of vehicle	184,000
Acquisition of property and equipment	(2,264,466)	(2,633,132)
Payment for the investment in subsidiary	(130,667)	(261,334)
Proceeds from the sale of California License	9,400,000	—
Net cash provided by (used in) investing activities	16,026,014	(2,894,466)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable to Telefonica Moviles	3,662,428	1,831,179
Payment for deferred financing costs		(60,000)
Proceeds from extension of note payable to ABN/AMRO		1,000,000
Principal payments of note payable	(8,525,338)	(15,937,565)
Tender Offer payments	(1,189,150)
Net cash used in financing activities	(6,052,060)	(13,166,386)
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,888,645	(20,152,790)
CASH AND CASH EQUIVALENTS, beginning of period	1,007,353	22,709,786
CASH AND CASH EQUIVALENTS, end of period	$11,895,998	$2,556,996
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
INTEREST PAID	$4,430,435	$6,314,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the period ended June 30, 2004, interest expense from TEM-PR totaling $395,588 was capitalized into long-term debt

The accompanying notes are an integral part of these consolidated financial statements.

CLEARCOMM, L.P.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                       BASIS OF PRESENTATION AND INTRODUCTION

The unaudited interim consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Partnership’s financial position at June 30, 2004 and results of operations and cash flows for the three-month periods ended June 30, 2004 and 2003.  The unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2003.  Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

SuperTel Communications Corp. (“SuperTel”), a Puerto Rico corporation, is the General Partner.  Its total share of the income and losses of the Partnership is 25% in accordance with the Partnership Agreement.  Approximately 1,500 limited partners also invested in the Partnership through a private placement.

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

•                  At the closing of the sale of NewComm, the Management Agreement and the Technology Transfer Agreement held by TLD will terminate.  Also, no premium for controlling interest or discount for holding a minority interest in NewComm will apply.  The Sale Agreement shall continue in full force and effect even if the Stock Purchase Agreement with TLD, for whatever reason, does not close.

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

In 2003, TLD transferred all its rights and interests in NewComm to Telefónica Móviles (“TEM”), the wireless communications affiliate of the Telefónica Group, the largest wireless operator in Latin American with over 35 million subscribers world-wide.  The Partnership believes it has obtained sufficient funds, together with TEM, to provide NewComm with the capital necessary for the Project Finance Facility and to fully fund NewComm’s operations.  TEM and ClearComm have each advanced in the form of loans a total of $9.2M to make the scheduled loan payments on the Puerto Rico licenses to the FCC.

California Licenses

On August 28, 2000, the Partnership entered into a Purchase and Sale Agreement with Leap Wireless International (“Leap Wireless”), pursuant to which the Partnership sold the Visalia-Porterville license to Leap Wireless in exchange for a $9,500,000 cash payment.  The sale was approved by the FCC and closed on June 8, 2001.

On November 26, 2003 the Partnership entered into a Purchase and Sale Agreement with Metro PCS pursuant to which the Partnership sold all of its remaining California Licenses.  The sale was approved by the FCC and the licenses were transferred to Metro PCS on April 15, 2004 for a $10,900,000 cash payment.  The Partnership has no other licenses in California.

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

Tender Offer

During the months of May and June of 2004, the Partnership conducted a voluntary tender offer program to all partners holding less than 2 Units.  The program was available to over 1,100 partners.  The price per Unit offered was $8,500.00.  Only 130 unit-holders tendered their Units amounting to approximately 140 Units re-purchased and representing approximately a 5% reduction of outstanding partnership Units.

2.                                       FINANCING REQUIREMENTS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Partnership commenced operations in September 1999 and has realized a net income from operations amounting to $3.3 million for the six-month period ended June 30,

2004 and a net income from operations of $3 million for the six month period ended June 30, 2003.  It also has working capital deficit and partners’ capital deficits of $ 123.9 and $98.9 million, respectively, as of June 30, 2004.  The Partnership is likely to continue incurring net losses until such time as its subscriber base generates revenue in excess of the Partnership’s expenses.  Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by means other than its revenues.

As part of the agreement with TEM, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that required Lucent to build a network that uses the Code Division Multiple Access (“CDMA”) protocol.  The total cost of the network was approximately $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount due under the contract under a formal financing agreement. An Agreement restructuring Lucent’s outstanding debt was executed on June 4, 2003.  The now outstanding debt to Lucent is approximately $46M and is payable over a six-year period at 8% annual interest rate.  On June 20, 2003, an agreement restructuring Alcatel’s debt was executed.  Alcatel’s credit is now $1.3M at 6.5% payable over a three year period.  Also, by means of letter from TEM (and its parent, Telefónica Internacional, S.A.), TEM has agreed to issue a corporate guarantee to serve as collateral for a $110M bank loan.

Management believes that the Partnership will comly with all the requirements for obtaining the financing and believes that cash and cash equivalents on hand, anticipated growth in revenues, vendor financing and the permanent financing will be adequate to fund its operations, at a minimum, through the end of 2004.  However, in the absence of improved operating results and cash flows, and without the closing of its contemplated permanent financing, the Partnership may face liquidity problems to fund its operations and meet its obligations.  As a result of these matters, substantial doubt exists about the Partnership’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.                                       RECENT ACCOUNTING PRONOUNCEMENTS

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

(b)          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.  SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt – an amendment of APB Opinion No. 30, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses.  SFAS No. 145 becomes effective for financial statements issued on or after May 15, 2002.  Requirements and guidance of SFAS No. 145 were applied in connection with the write-off of the FCC debt discount.  Please refer to Note 14 (c).

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

The Partnership was formed in January 1995 and is managed by its General Partner, SuperTel Communications Corp.  The Partnership was organized to acquire, own, consult and operate personal communication services PCS licenses in the Block C band and to take advantage of the benefits that the FCC has set aside for entrepreneurs.  The Partnership owns the Puerto Rico Licenses, which consist of two 15 MHz PCS licenses covering Puerto Rico.  The Partnership owned certain California licenses that sold in 2001 and 2004.

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

Results of Operations

Three-month period ended June 30, 2004 compared with three-month period ended June 30, 2003.

Set forth below is a summary of the results of operations before other income and expenses for the periods indicated:

	June 30,
	2004	2003	Change
Revenues:
Service revenues	$25,906,148	$25,760,778	1%
Handsets and accessories sales	1,228,194	2,035,527	-40%

Total Revenues	27,134,342	27,796,305	-2%
Expenses:
Operating expenses	25,875,519	27,517,127	-6%

Income (loss) from operations	1,258,823	279,178	351%

Interest expense	(2,321,032)	(3,516,253)	-34%

Depreciation and amortization	(4,388,884)	(4,407,373)	0%

Loss before other income (expense)	(5,451,093)	(7,644,448)	-29%

Revenues

The Partnership’s revenues for the three-month period ended June 30,-2004 decreased by 2% from $27.8 million to $27.1 as compared to the same period in 2003. Total revenues include service as well as handset and accessories revenues.  Service revenues for the three-month period ended June 30, 2004 increased by 1% when compared to the same period in 2003 while handset and accessories sales decreased by 40%.  The decrease in handsets and accessories revenues is mainly due to handset units pricing adjustments.  The increase in service revenues is related to the utilization of airtime by our contract customer base.

Expenses

The following table shows the variances for the three month period ended June 30, 2004 as compared to the same period in 2003:

	June 30,
	2004	2003	Change

Cost of handset and accesories	$5,170,954	$6,032,883	-14%
Interconnection expense	1,065,425	1,215,333	-12%
Sales and dealers commissions	2,533,551	1,575,700	61%
Salaries and benefits	3,955,461	4,047,338	-2%
Selling and advertising expense	1,857,480	1,443,163	29%
Legal and professional services	851,391	2,174,218	-61%
Provision for doubtful accounts	2,365,150	4,062,044	-42%
Rent expense	1,731,547	2,132,656	-19%
Taxes, other than income	841,109	1,307,449	-36%
Network operation and maintenance	1,726,390	797,115	117%
Other expenses	2,424,153	1,887,170	28%
Management fee to General Partner	68,750	60,750	13%
Consulting and legal services rendered by related parties	1,258,326	781,308	61%
	—
Total Expenses	$25,849,687	$27,517,127	-6%

Expenses for the three-month period ended June 30, 2004 totaled $25,849,687 as compared to $27,517,127 for the same period in 2003.  There was a 6% overall reduction of operating expenses during the second quarter of 2004, the Partnership’s expenses decreased by $1.7 million

The overall decrease in expenses is mainly due to decreases in the cost of handsets and accessories sold, interconnection expenses, legal and professional fees, in the provision for doubtful accounts, rent and taxes other than income.  The decrease in the provision for doubtful accounts of $1.7 million is related to the implementation of the new billing software and tighter credit and collection policies

Income from Operations

Income from operations reflects the ability of the Partnership to generate positive cash flows from its operations, which does not take into consideration expenses such as amortization, depreciation and interest that must be reported for generally accepted accounting principles (GAAP) to arrive at the net income or loss.

Income from operations for the three month period ended June 30, 2004 of $1,258,823 shows a significant increase of 351% or $979,645 as compared to the income from operations for the same period in 2003.  This increase in income from operations is related to the increase in service revenues from contract customers.

Interest expense for the three month period ended June 30, 2004 of $2.3 million ($3.5million in 2003) and depreciation expense of $4.3million ($4.4 million in 2003) reduce the income from operations and result in a net loss before other income of $5,451,093 for the first quarter of 2004 ($7,252,403 in 2003); an overall reduction in net loss of 25% when compared to 2003.  The reduction in interest expense is mainly attributable to the refinancing of various debts and to reduction of debt outstanding related to the Note Payable to Alcatel.

Six-month period ended June 30, 2004 compared with three-month period ended June 30, 2003.

The following table summarizes changes in certain financial information for the period indicated:

	Six-Month Periods Ended June 30,
	2004	2003	Change
Revenues:
Service revenues	$52,784,373	$50,160,175	5%
Handsets and accessories sales	2,664,790	3,931,011	-32%

Total Revenues	55,449,163	54,091,186	3%
Expenses:
Operating expenses	52,149,107	51,508,263	1%

Income (loss) from operations	3,300,056	2,582,923	28%

Loss on Write Off Inventory	—	(4,364,728)	-100%

Interest expense	(4,687,799)	(6,961,807)	-33%

Depreciation and amortization	(8,693,346)	(8,425,512)	3%

Loss before other income (expense)	(10,081,089)	(17,169,124)	-41%

Revenues

The Partnership’s revenues for the six-month period ended June 30, 2004 totaled $55,449,163 as compared to $54,091,186 for the same period in 2003.  Revenues for the six-month period ended June 30, 2004 included $52,784,373 in service revenues and $2,664,790 in handset and accessories sales generated from NewComm’s wireless operations, as compared to $50,160,175 and $3,931,011 respectively, for the same period in 2003.  The 5% increase in service revenues is consistent with an increase in airtime on contract subscribers.  The decrease in handset and accessories sales is indicative of a stabilized customer base on contract subscribers and pricing adjustments on the handsets sold.

Expenses

The following table shows the variances for the six month period ended June 30, 2004 as compared to the same period in 2003:

	June 30,
	2004	2003	Change

Cost of handset and accesories	$11,109,918	$10,917,429	2%
Interconnection expense	2,040,979	2,341,685	-13%
Sales and dealers commissions	5,380,383	2,963,205	82%
Salaries and benefits	7,989,871	8,282,046	-4%
Selling and advertising expense	3,314,146	2,998,361	11%
Legal and professional services	1,564,743	3,874,090	-60%
Provision for doubtful accounts	4,711,950	6,092,049	-23%
Rent expense	3,367,372	4,389,099	-23%
Taxes, other than income	1,849,647	2,504,836	-26%
Network operation and maintenance	3,292,937	1,739,190	100%
Other expenses	4,777,609	3,623,880	32%
Management fee to General Partner	137,500	121,500	13%
Loss on sale of license	25,832	—	100%
Consulting and legal services rendered by related parties	2,586,220	1,660,893	56%
	—
Total Expenses	$52,149,107	$51,508,263	1%

Expenses for the six-month period ended June 30, 2004 totaled $51,149,107 as compared to $51,508,263 for the same period in 2003.  During the six-month period ended June 30, 2004, the Partnership’s expenses increase by 1% due to pricing adjustments made by suppliers for the cost of handsets which resulted in a 2% increase in such expense and due to the 23% reduction in the provision for doubtful accounts which resulted from the migration to a new billing software that avoids billings on delinquent accounts.  The other variances as shown above are mostly related to reclassifications among accounts made at the Partnerships subsidiary level to properly record transactions in a more efficient manner.

Income from Operations

Income from operations reflects the ability of the Partnership to generate positive cash flows from its operations, which does not take into consideration expenses such as amortization, depreciation and interest that must be reported for generally accepted accounting principles (GAAP) to arrive to the net income or loss.

Income from operations for the six month period ended June 30, 2004 of $3,300,056 shows an increase of 28% as compared to the income from operations for the same period in 2003.  This increase in income from operations is related to the increase in service revenues from contract subscribers and to the reduction in the cost of acquiring new customers.

Interest expense for the six- month period ended June 30, 2004 of $4.7 million ($6.7 million in 2003) and depreciation expense of $8.7 million ($8.4million in 2003) reduce income from operations and result in a net loss before other income (expense) of $10 million for the second quarter of 2004 ($16.8 million in 2003); an overall reduction in net loss before other income (expense) of 40% when compared to 2003.  The reduction in interest expense is attributable to the reduction of debt outstanding related to the Note Payable to Alcatel.

The increase in depreciation expense is related to the increase in the depreciable assets placed in service during the period.

Liquidity and Capital Resources

As of June 30, 2004, the Partnership had cash and cash equivalents amounting to $11,895,998, which are mostly related to proceeds from the sale of the California licenses to Metro PCS in the second quarter, 2004 for a cash payment of $10.9 million.

As part of the agreement with TLD, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that required Lucent to build a network that uses the Code Division Multiple Access (“CDMA”) protocol.  The total cost of the original network was approximately $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount of network construction payable, at the time, under a formal financing agreement.  An agreement restructuring Lucent’s debt was executed on June 4, 2003.  This now outstanding debt is of $46 million at a fixed annual interest over a six year term.

In addition, the Partnership owes the United States federal government approximately $36.5M plus accrued interest at 6.5% in connection with the acquisition of its PCS licenses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership’s exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks.  The Partnership invests cash balances in excess of operating requirements in short-term money market funds.  As of June 30, 2004, the Partnership had cash equivalents and short-term investments of approximately $5,411,210 consisting of cash and highly liquid, short-term investments in money market funds.

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

An agreement restructuring Lucent’s outstanding debt was executed on June 4, 2003.  The now outstanding debt to Lucent is $46M and is payable over a six-year period at 8% annual interest rate.  On June 20, 2003, an agreement restructuring Alcatel’s debt was executed.  Alcatel’s credit is now $1M at 6.5% payable over a three year period.  Also, by means of letter from TLD (and its parent, Telefónica Internacional, S.A., and its affiliate, TEM), TEM has agreed to issue a corporate guarantee to serve as collateral for a $110M bank loan in order to refinance the Bridge Loan and the FCC debt.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  List of Exhibits

Exhibit 31.1:  Certification of Chief Executive Officer

Exhibit 31.2:  Certification of Chief Financial Officer

Exhibit 32.1:  Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.2:  Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(b)                                 The Partnership filed a Form 8-K on August 9, 2004.

ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ClearComm, L.P.

	By:	SuperTel Communications Corp.

Date: August 16, 2004		By:	/s/ Javier O. Lamoso
Name: Javier O. Lamoso
Title: President