Form 10-Q
period 2003-03-31
CLEARCOMM L P
filed 2004-10-15
CIK 1013267

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes   ☐  No  ☒

ClearComm, L.P.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES

AND PARTNERS’ DEFICIT

	March 31,	December 31,
	2003	2002
	(Unaudited)	(Audited)
ASSETS:
Cash and cash equivalents	$21,683,670	$22,709,786
Accounts receivable, net	12,795,332	11,594,949
Accounts receivable, other	6,959,925	6,483,255
Insurance claims receivable	239,529	270,002
Interest receivable	9,500	8,000
Inventories, net	4,573,007	10,461,112
Prepaid expenses	997,359	625,610
Investment in securities	10,000,000	10,000,000
Investment in subsidiary	372,769	277,254
PCS licenses, net	57,517,974	57,517,974
Deferred financing costs	908,684	901,235
Note receivable from officer	100,000	100,000
Property and equipment, net	99,276,786	101,931,922

	$215,434,535	$222,881,099

LIABILITIES AND PARTNERS’ DEFICIT:
Accounts payable and accrued liabilities	$40,778,541	$40,130,876
Notes payable — short-term	122,116,244	89,538,758
Notes payable — long-term	120,488,955	150,505,987

Unitholders’ capital (deficit) 2,906.1 units and 1 general partnership interest	(67,949,205)	(57,294,522)

Total liabilities and partner’s deficit	$215,434,535	$222,881,099

BOOK VALUE(DEFICIT) PER UNIT	$(23,374)	$(19,708)

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES

(2003 UNAUDITED and 2002 UNAUDITED )

	Three-Month Periods Ended March 31,
	2003	2002
Revenues:
Service revenues	$24,399,397	$26,626,750
Handsets and accessories sales	1,895,484	1,353,611

Total Revenues	26,294,881	27,980,361
Expenses:
Operating expenses	23,955,984	25,367,945

Income (loss) from operations	2,338,897	2,612,416

Interest expense	(3,445,554)	(5,119,286)

Depreciation and amortization	(4,018,139)	(3,947,728)

Loss before other income (expense)	(5,124,796)	(6,454,598)
Other Income (expense)

Equity in net loss of subsidiary	(35,152)	—

Interest income	64,524	115,531

Other	95	—
Loss on write-off of inventories	(5,559,350)	—

Net loss	$(10,654,679)	$(6,339,067)

Net loss attributable to General Partner	$(10,654,679)	$(6,339,067)

Net loss attributable to Limited Partners	$—	$—

Net loss per unit attributable to Limited Partners	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

(Unaudited)

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2003

	Limited Partners		General
	Units	Amount	Partner	Total

BALANCES, December 31, 2002	2,906.1	—	$(57,294,526)	$(57,294,526)

Net loss for the three months period ended March 31, 2003	—	—	(10,654,679)	(10,654,679)

BALANCES, March 31, 2003	2,906.1	—	$(67,949,205)	$(67,949,205)

The accompanying notes are an integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(2003 UNAUDITED AND 2002 UNAUDITED)

The accompanying notes are an integral part of these consolidated financial statements.

	Three-Month Periods Ended
	March 31,	March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,654,679)	$(6,339,067)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization	3,965,588	3,947,728
Equity in losses of unconsolidated subsidiary	35,152	—
Amortization of loan origination fees	52,551	—
Amortization of discount on note payable to FCC	629,120	—
Write-off on discount of note payable to FCC	5,559,350	—
Inventory reserve	—	2,224,128
Bad debt expense	2,030,005	3,480,728
Other non-cash transactions	(6,502)	—
Changes in operating assets and liabilities-
Increase in interest receivable	(1,500)	—
Increase in accounts receivable, before write-offs	(3,707,058)	(2,542,630)
Decrease in insurance claim receivable	30,473	(360)
Decrease (increase) in inventories	328,755	—
Increase in prepaid expenses	(371,749)	135,293
Increase accounts payable and accrued liabilities	3,831,670	(7,119,365)
Decrease in accounts payable to related parties	(3,184,003)	1,194,006
(Decrease) Increase in accrued interest	1,768,451	3,556,222
(Decrease) increase in deferred income	162,891	(179,032)
Total adjustments	11,123,194	4,696,718
Net cash provided by operating activities	468,515	(1,642,349)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,303,964)	(1,969,709)
Payment for the investment in subsidiary	(130,667)	—
Payments for deferred financing costs	(60,000)	—
Net cash (used in) investing activities	(1,494,631)	(1,969,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale NewComm Shares	—	13,000,000
Payment of note payable to Alcatel	—	408,246
Net cash used in financing activities	—	13,408,246
NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,026,116)	9,796,188
CASH AND CASH EQUIVALENTS, beginning of period	22,709,786	10,241,902
CASH AND CASH EQUIVALENTS, end of period	$21,683,670	$20,038,090

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
INTEREST PAID	$1,047,983	$1,578,520
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the period ended March 31, 2003, interest expense from TEM-PR totaling $262,363 was capitalized into long-term debt.

CLEARCOMM, L.P.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2003 (UNAUDITED)

1.             BASIS OF PRESENTATION AND INTRODUCTION

The unaudited interim consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Partnership’s financial position at March 31, 2003 and results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002.  The unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002.  Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

2.             FINANCING REQUIREMENTS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Partnership commenced operations in September 1999 and has incurred losses amounting to $10.7 million for the three-month period ended March 31, 2003 and incurred operating losses of $6.3 million for the three month period ended March 31, 2002.  It also has working capital deficits and partners’ capital deficit of $115.6 million and $67.9 million, respectively, as of March 31, 2003.  The Partnership is likely to continue incurring losses until such time as its subscriber base generates revenue in excess of the Partnership’s expenses.  Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by means other than its revenues.

As part of the agreement with TEM, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that required Lucent to build a network that uses the Code Division Multiple Access (“CDMA”) protocol.  The total cost of the network was approximately $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount due under the contract under a formal financing agreement. As of March 31, 2003, the Partnership is negotiating the restructuring of Lucent’s and Alcatel outstanding debts. The outstanding debt to Lucent is approximately $48M and Alcatel is $2.5M.  Also, by means of letter from TEM (and its parent, Telefónica Internacional, S.A.), TEM has agreed to issue a corporate guarantee to serve as collateral for a $110M bank loan.

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

3.             INVENTORY – CHANGE IN ACCOUNTING METHOD

Effective January 1, 2003, the Partnership changed its method to account for the loss on sale of handsets to customers, from the recognition of such loss at the time of sale, to the establishment of an inventory reserve to account for that loss at the end of each accounting period.  Management believes that this new method better matches costs and revenues.

In accordance with Accounting Principle Board Opinion No. 20, “Accounting Changes”, the change in accounting method explained above requires the determination of the cumulative effect, as if the newly adopted method had been applied during all periods affected.  In this specific situation, the retroactive application and determination of pro-forma information is impracticable, because the effects are not determinable, since it requires assumptions about Management’s intent in prior periods, and significant estimates by Management.  The effect of the change on net income for the period ended March 31, 2003 was $5,559,350.

4.             RECENT ACCOUNTING PRONOUNCEMENTS:

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

(e)                                  In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  Fin 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities (“variable interest entities” or “VIE’s”) for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate the VIE.  This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest of or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In December 2003, the FASB issued a revision of the interpretation No. 46 to defer the implementation, classify some of its provisions and to exempt certain entities from its requirements.  Management does not expect that the application of this standard will have any effect on the Partnership’s consolidated results of operations or financial condition.

5.             LEGAL PROCEEDINGS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this Form 10-Q and future filings by the Partnership on Form 10-Q and Form 8-K and future oral and written statements by the Partnership may include certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities, and other similar forecasts and statements of expectation.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements.  Forward-looking statements by the Partnership are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance.  The

Partnership disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

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

Introduction

The information contained in this Part I, Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, in addition to the interim consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this Form 10-Q.  The Partnership was formed in January 1995 and is managed by its General Partner, SuperTel Communications Corp.  The Partnership was organized to acquire, own, consult and operate personal communication services PCS licenses in the Block C band and to take advantage of the benefits that the FCC has set aside for entrepreneurs.

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

Results of Operations

Set forth below is a summary of the results of operations before other income and expenses for the three-month period ended March 31, 2003 as compared with the three-month period ended March 31, 2002:

	Three-Month Periods Ended March 31,
	2003	2002	Change
Revenues:
Service revenues	$24,399,397	$26,626,750	-8%
Handsets and accessories sales	1,895,484	1,353,611	40%

Total Revenues	26,294,881	27,980,361	-6%
Expenses:
Operating expenses	23,955,984	25,367,945	-6%

Income (loss) from operations	2,338,897	2,612,416	-10%

Interest expense	(3,445,554)	(5,119,286)	-33%

Depreciation and amortization	(4,018,139)	(3,947,728)	2%

Loss before other income (expense)	$(5,124,796)	$(6,454,598)	-21%

Revenues

The Partnership’s revenues for the three-month period ended March 31, 2003 decreased by 6% or $2 million from $27.9 million to $26.3 as compared for the same period in 2002. Total revenues include service as well as handset and accessories revenues.  Service revenues for the three-month period ended March 31, 2003 decreased by 8% or $2.1 million when compared to the same period in 2002 while handset and accessories sales increased by 40% or .4 million.  The increase in handsets and accessories revenues is mainly due to handset units pricing adjustments.  The decrease in service revenues is related to the migration to a new billings and collection software that efficiently identifies delinquent accounts and prevents excessive billing on those accounts.

Expenses

The following table shows the variances for the three month period ended March 31, 2003 as compared to the same period in 2002:

	Three-Month Periods Ended March 31,
	2003	2002	Change

Cost of handset and accesories	$4,884,546	$7,050,742	-31%
Interconnection expense	1,126,352	978,920	15%
Sales and dealers commissions	1,387,505	1,468,300	-6%
Salaries and benefits	4,234,708	4,158,188	2%
Selling and advertising expense	1,555,198	1,651,170	-6%
Legal and professional services	1,699,872	2,494,392	-32%
Provision for doubtful accounts	2,030,005	3,480,728	-42%
Rent expense	2,256,443	1,474,505	53%
Taxes, other than income	1,197,387	380,859	214%
Network operation and maintenance	942,075	—	0%
Other expenses	1,701,558	654,292	160%
Management fee to General Partner	60,750	32,000	90%
Consulting and legal services rendered by related parties	879,585	1,543,849	-43%

Total Expenses	$23,955,984	$25,367,945	-6%

Expenses for the three-month period ended March 31, 2003 totaled $23,955,984 as compared to $25,367,945 for the same period in 2002.  During such first quarter of 2003, the Partnership’s expenses decreased by 6% or $1.3 million.

The overall decrease in expenses of $1.3 million is mainly due to the decrease in the cost of handset and accessories and a decrease in the provision for doubtful accounts due to pricing adjustments and the migration to the new billing system which more efficiently identifies delinquent customers.  The increases in taxes other than income and other expenses and the decrease in legal services are actually related to reclassification of certain accounts.

Income from Operations Income from operations reflects the ability of the Partnership to generate positive cash flows from its operations, which does not take into consideration expenses such as amortization, depreciation and interest that must be reported for generally accepted accounting principles (GAAP) to arrive to the net income or loss.

Income from operations for the three month period ended March 31, 2003 of $2,338,897 shows a slight decrease of 10% or $273,000 as compared to the income from operations for the same period in 2002.  This reduction in income from operations is related to the cost of acquiring new customers.

Interest expense for the three month period ended March 31, 2003 of $3.4 million ($5.1 million in 2002) and depreciation expense of $4 million ($3.9 million in 2002) reduce the income from operations and result in a net loss before other income of $5,124,796 for the first quarter of 2003 ($6,454,598 in 2002); an overall reduction in net loss of 21% when compared to 2002.  The reduction in interest expense is mainly attributable to the refinancing of the various debts and to reduction of debt outstanding related to the Note Payable to Alcatel.

The increase in depreciation expense is related to the increase in the depreciable assets placed in service during the period.

The following tables summarize changes in certain financial information for the three-month period ended March 31, 2002 as compared with the three-month period ended March 31, 2001.(1)

Revenues

	Three-Month Periods Ended March 31,
	2002	2001	Change
Revenues:
Service revenues	$26,626,750	$25,030,382	6%
Handsets and accessories sales	1,353,611	2,981,884	-55%

Total Revenues	27,980,361	28,012,266	0%
Expenses:
Operating expenses	25,367,945	30,779,740	-18%

Income (loss) from operations	2,612,416	(2,767,474)	-194%

Interest expense	(5,119,286)	(4,703,966)	9%

Depreciation and amortization	(3,947,728)	(5,682,180)	-31%

Loss before other income (expense)	$(6,454,598)	$(13,153,620)	-51%

The Partnership’s revenues for the three-month period ended March 31, 2002 totaled $27,980,361 as compared to $28,012,266 for the same period in 2001.  Revenues for the three-month period ended March 31, 2002 included $26,626,750 in service revenues and $1,353,611 in handset and accessories sales generated from NewComm’s wireless operations, as compared to $25,030,382 and $2,981,884 respectively, for the same period in 2001.  The increase in service revenues is mainly due to an increase in the customer base and airtime used for the period as compared to the same period in 2001.

(1) Restatement of Financial Statements

The Partnership restated its financial statements for 2001, as described in Note 2 to the audited consolidated financial statements included as part of the Annual Report on Form 10-K for the period ended December 31, 2002.  The Partnership’s prior independent accountants, Arthur Andersen LLP, are not able to reissue their report relating to the Partnership’s financial statements for 2001 or to audit the restatement adjustments described therein, because they ceased operations in 2002.  The Partnership’s successor independent accountants, Kevane Soto Pasarell Grant Thornton LLP, did not audit such year and did not issue an opinion on the financial statements for the calendar year ended December 31, 2001.  The Partnership’s successor independent accountants audited the Partnership’s financial statements for the calendar years ended December 31, 2003 and 2002 and issued the Independent Auditor’s reports included in the Annual Reports on Form 10-K for the periods then ended.

Impact of Unaudited Financial Statements

The Partnership believes that the effect of the adjustments made in the re-stated financial statements for the calendar year ended December 31, 2001, and the nature of the accounting issues addressed by those adjustments, do not have a material effect on the Partnership’s financial position as a whole or on the Partnership’s investors, creditors, suppliers, employees or customers.  Therefore, the Partnership believes that a re-audit of the Partnership’s 2001 consolidated financial statements is unnecessary.  Accordingly, the figures presented in the tables below for 2001 are drawn from the Partnership’s financial statements for the calendar year ended December 31, 2001 as restated and unaudited.

Expenses

	Three-Month Periods Ended March 31,
	2002	2001	Change

Cost of handset and accesories	$7,050,742	$8,060,352	-13%
Interconnection expense	978,920	2,057,800	-52%
Sales and dealers commissions	1,468,300	1,759,593	-17%
Salaries and benefits	4,158,188	3,196,936	30%
Selling and advertising expense	1,651,170	2,317,299	-29%
Legal and professional services	2,494,392	2,941,118	-15%
Provision for doubtful accounts	3,480,728	3,968,722	-12%
Rent expense	1,474,505	2,054,225	-28%
Taxes, other than income	380,859	1,620,847	-77%
Other expenses	654,292	2,493,546	-74%
Management fee to General Partner	32,000	32,000	0%
Consulting and legal services rendered by related parties	1,543,849	277,302	457%

Total Expenses	$25,367,945	$30,779,740	-18%

Expenses for the three-month period ended March 31, 2002 totaled $25,367,945 as compared to $30,779,740 for the same period in 2001.  During the three-month period ended March 31, 2002, the Partnership’s expenses decreased by 18% due to pricing adjustments made by suppliers for the cost of handsets which resulted in a 13% reduction in such expense and due to the 12% reduction in the provision for doubtful accounts.  The other variances as shown above are mostly related to reclassifications among accounts made at the Partnerships subsidiary level to properly record transactions in a more efficient manner.

Income from Operations

Income from operations reflects the ability of the Partnership to generate positive cash flows from its operations, which does not take into consideration expenses such as amortization, depreciation and interest that must be reported for generally accepted accounting principles (GAAP) to arrive to the net income or loss.

Income from operations for the three month period ended March 31, 2002 of $2,612,416 shows a substantial increase of 194% as compared to the loss from operations for the same period in 2001.  This increase in income from operations is related to the reduction of overall expenses at the Partnership subsidiary level due to efficiencies in operational procedures.

Interest expense for the three month period ended March 31, 2002 of $5.1 million ($4.7million in 2001) and depreciation expense of $3.9 million ($5.7million in 2001) reduce income from operations and result in a net loss before other income (expense) of $6,454,598 for the first quarter of 2002 ($13,153,620 in 2001); an overall reduction in net loss before other income (expense) of 51% when compared to 2001.  The increase in interest expense is attributable to the debt outstanding related to the Note Payable to Alcatel.

The decrease in depreciation expense is related to a change in the depreciable assets placed in service during the period.

Liquidity and Capital Resources

As of March 31, 2003, the Partnership had cash and cash equivalents amounting to $21,683,670, which are mostly related to proceeds from the sale of the Visalia-Porterville, California license in the second quarter, 2001, and the Fleet Transaction.

As part of the agreement with TEM, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that required Lucent to build a network that uses the Code Division Multiple Access (“CDMA”) protocol.  The total cost of the original network was approximately $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount of network construction payable, at the time, under a formal financing agreement.  An agreement restructuring Lucent’s outstanding debt was is expected to be executed before June 30, 2003.  This outstanding debt is approximately $48 million at a fixed annual interest over a six year term.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership’s exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks.  The Partnership invests cash balances in excess of operating requirements in short-term money market funds.  As of March 31, 2003, the Partnership had cash equivalents and short-term investments of approximately $21,683,670 consisting of cash and highly liquid, short-term investments in money market funds.

The Partnership’s cash and cash equivalents will increase or decrease by an immaterial amount if market interest rates increase or decrease, and therefore, its exposure to interest rate changes has been immaterial.  The Partnership’s loans payable to the FCC have a fixed interest rate of 6.5% and therefore are not exposed to interest rate risks.  The TEM Note relating to indebtedness of NewComm bears interest at the floating rate of the 90-day LIBOR plus 1.5%.

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

PART II: OTHER

INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings is disclosed in Part I, Item 1, Notes to Interim Consolidated Financial Statements as of March 31, 2003 (unaudited), Section 5, and is hereby incorporated into Part II, Item 1 by this reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits

	Exhibit 18:	Letter from Kevane Soto Pasarell Grant Thornton LLP regarding change in accounting principles

	Exhibit 31.1:	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

	Exhibit 31.2:	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

	Exhibit 32.1:	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

	Exhibit 32.2:	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(b)	No reports on Form 8-K were filed during the period covered by this report.

ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ClearComm, L.P.

	By:	SuperTel Communications Corp., General Partner

Date: October 15, 2004		By: /s/ Javier O. Lamoso
Name: Javier O. Lamoso
Title: President

EXHIBIT INDEX

Exhibit 18:          Letter from Kevane Soto Pasarell Grant Thornton LLP regarding change in accounting principles

Exhibit 31.1:       Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:       Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32.1:       Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.2:       Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code