Form 10-Q
period 2004-09-30
CLEARCOMM L P
filed 2004-11-15
CIK 1013267

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☐  No ☒

ClearComm, L.P.

PART I.   FINANCIAL INFORMATION.

ITEM 1.   FINANCIAL STATEMENTS

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES

AND PARTNERS’ DEFICIT

	September 30 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS:
Cash and cash equivalents	$10,244,369	$1,007,353
Cash in escrow account	—	1,500,000
Accounts receivable, net	11,540,094	12,297,162
Accounts receivable, other	7,062,436	7,457,028
Accounts receivable, insurance claim	403,657	—
Interest receivable	18,500	14,000
Inventories, net	2,003,196	3,908,736
Prepaid expenses	1,613,415	672,406
Investment in securities	—	7,338,288
Investment in subsidiary	490,441	397,980
PCS licenses, net	46,750,449	57,517,974
Deferred financing costs	638,375	774,363
Note receivable from officer	100,000	100,000
Property and equipment, net	80,052,781	90,753,422

	$160,917,713	$183,738,712

LIABILITIES AND PARTNERS’ DEFICIT:
Accounts payable and accrued liabilities	$44,768,897	$40,224,333
Notes payable — short-term	119,406,225	113,816,297
Notes payable — long-term	102,268,357	117,390,809

Unitholders’ capital (deficit) 2,765.20 as of September 30, 2004 (2,906.1 as of December 31, 2003) units and 1 general partnership interest

	(105,525,766)	(87,692,727)

Total liabilities and partner’s deficit	$160,917,713	$183,738,712

BOOK VALUE(DEFICIT) PER UNIT	$(38,162)	$(30,165)

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES

(UNAUDITED)

	Three-Month Periods Ended September 30		Nine-Month Periods Ended September 30
	2004	2003	2004	2003
Revenues:
Service revenues	$24,156,171	$24,908,493	$76,940,544	$75,068,668
Handset and accessories sales	975,313	1,811,184	3,640,103	5,742,195

	25,131,484	26,719,677	80,580,647	80,810,863

Operating Cost and Expenses:
Cost of handset and accessories	5,643,781	4,970,662	16,753,699	15,888,091
Interconnection expense	694,166	1,263,297	2,735,145	3,604,982
Sales and dealers commissions	2,731,291	1,338,561	8,111,674	4,301,766
Salaries and benefits	4,018,377	3,743,473	12,008,249	12,024,659
Advertising expense	1,539,925	1,919,543	4,854,071	4,917,904
Legal and professional services	435,118	2,060,866	1,999,861	5,964,637
Provision for doubtful accounts	2,168,272	1,063,241	6,880,222	7,155,290
Rent expense	1,735,119	2,176,087	5,102,491	6,565,186
Taxes other than income	1,048,121	1,595,141	2,897,768	4,099,977
Network Operation and Maintenance	1,628,648	779,797	4,921,585	2,518,987
Other expenses	1,946,573	2,098,215	6,723,642	5,465,850
Management fee to General Partner	68,750	60,750	206,250	182,250
Services rendered by related parties	1,245,169	728,667	3,831,389	2,260,091
Gain on Sale of California License	(30,000)	—	(4,168)	—

	24,873,310	23,798,300	77,021,878	74,949,670

Income (Loss) from Operations	258,174	2,921,377	3,558,769	5,861,193

Other Income (Expense)
Interest income	119,309	32,637	236,281	163,541
Depreciation	(4,565,310)	(4,313,717)	(13,258,655)	(12,739,229)
Loss of Write-Off in inventory		(2,413,119)		(6,777,847)
Other Income	—	—	(57,720)	46
Interest expense	(2,464,093)	(3,132,618)	(7,151,892)	(10,094,425)

	(6,910,094)	(9,826,817)	(20,231,986)	(29,447,914)

Net Income (Loss)	$(6,651,920)	$(6,905,440)	$(16,673,217)	$(23,586,721)

Net Income (Loss) Attributable to General Partner	$(6,651,920)	$(6,905,440)	$(16,673,217)	$(23,586,721)

Net Income (Loss) Attributable to Limited Partners	$—	$—	$—	$—

The accompanying notes are integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

(Unaudited)

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004

	Limited Partners		General	Accumulated Other Comprehensive
	Units	Amount	Partner	Loss	Total

BALANCES, December 31, 2003	2,906.1	—	$(87,654,900)	$(37,827)	$(87,692,727)

Net loss for the three-month period ended March 31, 2004	—	—	(4,548,748)	—	(4,548,748)

Net loss for the three-month period ended June 30, 2004	2,766.2		(5,472,549)	(1,151,323)	(6,623,872)

Net loss for the three-month period ended Sep;tember 30, 2004	2,765.2		(6,651,919)	(8,500)	(6,660,419)

BALANCES, September 30, 2004	2,766.2	—	$(104,328,116)	$(1,197,650)	$(105,525,766)

The accompanying notes are an integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	September 30, 2004	September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,673,216)	$(23,586,721)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization	13,122,667	12,652,984
Equity in losses of unconsolidated subsidiary	38,206	105,456
Amortization of loan origination fees	135,988	157,653
Amortization of discount on note payable to FCC	—	1,840,133
Write-off on discount of note payable to FCC	—	—
Inventory reserve	910,427	6,777,847
Bad debt expense	6,880,222	7,155,290
Gain from sale of vehicles	(28,327)	—
Loss on sale of Licenses		25,822
Capitalized interest	632,649	—
Other non-cash transactions		—
Changes in operating assets and liabilities-
Increase in interest receivable	(1,500)	(4,500)
Increase in accounts receivable, before write-offs	(5,761,469)	(7,024,803)
Increase in accounts receivable, insurance claim	(403,657)
Decrease in insurance claim receivable	270,002
(Decrease) in checks drawn in excess of bank balance	(82,469)	—
Decrease (increase) in inventories	995,114	(2,232,890)
Increase in prepaid expenses	(941,009)	(658,084)
Increase accounts payable and accrued liabilities	4,259,771	3,806,608
Decrease in accounts payable to related parties	453,976	(1,074,936)
(Decrease) Increase in accrued interest	19,207	(1,233,659)
(Decrease) increase in deferred income	(643,900)	345,597
Total adjustments	19,611,718	20,882,698
Net cash provided by operating activities	2,938,502	(2,704,023)
CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of investment securities	7,681,018	1,831,736
Proceeds from the sale of vehicle	184,000
Proceeds from the sale of California License	9,400,000
Acquisition of property and equipment	(2,705,647)	(3,689,590)
Payment for the investment in subsidiary	(130,667)	(261,334)
Payments for deferred financing costs	—	(60,000)
Net cash provided by (used in) investing activities	14,428,704	(2,179,188)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable to Telefonica Moviles	5,493,642	3,662,428
Payment of note payable	(13,623,832)	(18,269,142)
Net cash used in financing activities	(8,130,190)	(14,606,714)
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,237,016	(19,489,925)
CASH AND CASH EQUIVALENTS, beginning of period	1,007,353	22,709,786
CASH AND CASH EQUIVALENTS, end of period	$10,244,369	$3,219,861

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
INTEREST PAID	$2,265,518	$6,314,000

The accompanying notes are an integral part of these consolidated financial statements.

ClearComm, L.P.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             BASIS OF PRESENTATION AND INTRODUCTION

The unaudited interim consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Partnership’s financial position at September 30, 2004 and results of operations and cash flows for the three-month and nine-months periods ended September 30, 2004 and 2003.  The unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2003.  Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

In 2003, TLD transferred all its rights and interests in NewComm to Telefónica Móviles (“TEM”), the wireless communications affiliate of the Telefónica Group, the largest wireless operator in Latin American with over 35 million subscribers world-wide.  The Partnership believes it has obtained sufficient funds, together with TEM, to provide NewComm with the capital necessary for the Project Finance Facility and to fully fund NewComm’s operations.  TEM and ClearComm have each advanced in the form of loans a total of $9.2 million to make the scheduled loan payments on the Puerto Rico licenses to the FCC.

In August 2004, the Partnership retained the services of a consulting firm (other than its external auditors) to audit the operations and performance of NewComm under the management of TEM.  The results of the audit were reported to the Board of Directors of NewComm on September 30. Under the Partnership’s direction, the Board of Directors of NewComm terminated TEM as Manager under the Management Agreement on October 28, 2004.  Currently, the Partnership is reviewing other actions to be taken in connection with the termination of TEM as Manager.

California Licenses

On August 28, 2000, the Partnership entered into a Purchase and Sale Agreement with Leap Wireless International (“Leap Wireless”), pursuant to which the Partnership sold the Visalia-Porterville license to Leap Wireless in exchange for a $9,500,000 cash payment.  The sale was approved by the FCC and closed on June 8, 2001.

On November 26, 2003, the Partnership entered into a Purchase and Sale Agreement with Metro PCS pursuant to which the Partnership sold all of its remaining California Licenses.  The sale was approved by the FCC and the licenses were transferred to Metro PCS on April 15, 2004 for a $10,900,000 cash payment.  The Partnership has no other licenses in California.

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

2.             FINANCING REQUIREMENTS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Partnership commenced operations in September 1999 and has realized a net loss amounting to $16.7 million for the nine-month period ended September 30,

2004 and a net loss of $23.6 million for the nine month period ended September 30, 2003.  It also has working capital deficit and partners’ capital deficits of $ 131.3 and $105.5 million, respectively, as of September 30, 2004.  The Partnership is likely to continue incurring net losses until such time as its subscriber base generates revenue in excess of the Partnership’s expenses.  Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by means other than its revenues.

As part of the agreement with TEM, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that required Lucent to build a network that uses the Code Division Multiple Access (“CDMA”) protocol.  The total cost of the network was approximately $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount due under the contract under a formal financing agreement. An Agreement restructuring Lucent’s outstanding debt was executed on June 4, 2003.  The now outstanding debt to Lucent is approximately $46 million and is payable over a six-year period at 8% annual interest rate.  On June 20, 2003, an agreement restructuring Alcatel’s debt was executed.  Alcatel’s credit is now $1.3 million at 6.5% payable over a three year period.  Also, by means of letter from TEM (and its parent, Telefónica Internacional, S.A.), TEM agreed to issue a corporate guarantee to serve as collateral for a $110 million bank loan.

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

(b)   In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.  SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt – an amendment of APB Opinion No. 30, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses.  SFAS No. 145 becomes effective for financial statements issued on or after May 15, 2002.  Requirements and guidance of SFAS No. 145 were applied in connection with the write-off of the FCC debt discount.  Please refer to Note 14(c).

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

(e)   In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  Fin 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities (“variable interest entities” or “VIE’s”) for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate the VIE.  This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest, or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In December 2003, the FASB issued a revision of the interpretation No. 46 to defer the implementation, classify some of its provisions and to exempt certain entities from its requirements.  Management does not expect that the application of this standard will have any effect on the Partnership’s consolidated results of operations or financial condition.

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

Results of Operations

Set forth below is a summary of the results of operations before other income and expenses for the three-month period ended September 30, 2004 compared with the three-month period ended September 30, 2003:

	Three-Month Periods Ended September 30,
	2004	2003	Change
Revenues:
Service revenues	$24,156,171	$24,908,493	-3%
Handsets and accessories sales	975,313	1,811,184	-46%

Total Revenues	25,131,484	26,719,677	-6%
Expenses:
Operating expenses	24,844,133	23,692,844	5%

Income (loss) from operations	287,351	3,026,833	-91%

Interest expense	(2,464,093)	(3,107,377)	-21%

Depreciation and amortization	(4,565,310)	(4,313,717)	6%

Loss before other income (expense)	$(6,742,052)	$(4,394,261)	53%

Revenues

The Partnership’s revenues for the three-month period ended September 30, 2004 decreased by 6% from $26.7 million to $25.1 as compared to the same period in 2003. Total revenues include service as well as handset and accessories revenues.  Service revenues for the three-month period ended September 30, 2004 decreased by 3% when compared to the same period in 2003 while handset and accessories sales decreased by 46%.  The decrease in handsets and accessories revenues is mainly due to handset unit pricing adjustments.  The decrease in service revenues is related to the full implementation of the software for billings and collections which efficiently identifies delinquent accounts and to the reduction on the customer base and to a shifting of the customer base from prepaid customers to contract customers.

Expenses

The following table shows the variances for the three month period ended September 30, 2004 as compared to the same period in 2003:

	Three-Month Periods Ended September 30,
	2004	2003	Change

Cost of handset and accesories	5,643,781	$4,970,662	14%
Interconnection expense	694,166	1,263,297	-45%
Sales and dealers commissions	2,731,291	1,338,561	104%
Salaries and benefits	4,018,377	3,743,473	7%
Selling and advertising expense	1,539,925	1,919,543	-20%
Legal and professional services	435,118	2,060,866	-79%
Provision for doubtful accounts	2,168,272	1,063,241	104%
Rent expense	1,735,119	2,176,087	-20%
Taxes, other than income	1,048,121	1,595,141	-34%
Network operation and maintenance	1,628,648	779,797	109%
Other expenses	1,887,396	1,992,759	-5%
Management fee to General Partner	68,750	60,750	13%
Consulting and legal services rendered by related parties	1,245,169	728,667	71%

Total Expenses	$24,844,133	$23,692,844	5%

Expenses for the three-month period ended September 30, 2004 totaled $24,844,133 as compared to $23,692,844 for the same period in 2003.  There was a 5% overall increase of operating expenses during the third quarter of 2004.

The overall increase in expenses is mainly due to the increase in the cost of handsets and accessories sold and in the   provision for doubtful accounts offset by a significant reduction in the interconnection expense.  The increase in the provision for doubtful accounts is related to the implementation of the new billing software and tighter credit and collection policies.  Variances in other accounts are mostly related to reclassifications made to accounts as compared to 2003.

Income from Operations

Income from operations reflects the ability of the Partnership to generate positive cash flows from its operations, which does not take into consideration expenses such as amortization, depreciation and interest that must be reported for generally accepted accounting principles (GAAP) to arrive at the net income or loss.

Income from operations for the three month period ended September 30, 2004 of $287,351 shows a significant decrease of 91% or $2.7 million as compared to the income from operations for the same period in 2003.  This decrease in income from operations is related to a 6% decrease in revenues combined with a 5% increase in overall expenses as compared with the same period in 2003.

Interest expense for the three month period ended September 30, 2004 of $2.5 million ($3.1 million in 2003) and depreciation expense of $4.6 million ($4.3 million in 2003) reduce the income from operations and result in a net loss before other income of $6,742,052 for such period of 2004 ($4,394,261 in 2003); an overall increase in net loss of 21% when compared to 2003.  The reduction in interest expense is mainly attributable to the refinancing of various debts and to reduction of debt outstanding related to the Note Payable to Alcatel.

The following table summarizes changes in certain financial information for the nine-month period ended September 30, 2004 compared with nine-month period ended September 30, 2003:

	Nine-Month Periods Ended September 30,
	2004	2003	Change
Revenues:
Service revenues	$76,940,544	$75,068,668	2%
Handsets and accessories sales	3,640,103	5,742,195	-37%

Total Revenues	80,580,647	80,810,863	0%
Expenses:
Operating expenses	76,983,671	74,844,214	3%

Income (loss) from operations	3,596,976	5,966,649	-40%

Interest expense	(7,151,892)	(10,069,184)	-29%

Depreciation and amortization	(13,258,655)	(12,739,229)	4%

Loss before other income (expense)	$(16,813,571)	$(16,841,764)	-0.17%

Revenues

The Partnership’s revenues for the nine-month period ended September 30, 2004 totaled $80,580,647 as compared to $80,810,863 for the same period in 2003.  Revenues for the nine-month period ended September 30, 2004 included $76,940,544 in service revenues and $3,640,103 in handset and accessories sales generated from NewComm’s wireless operations, as compared to $75,068,668 and $5,742,195, respectively, for the same period in 2003.  The 2% increase in service revenues is related to an increase in airtime on contract subscribers for the first two quarters of 2004 and to the increase in customer base during the third quarter.  The decrease in handset and accessories sales is indicative of a growing contract customer base and pricing adjustments on the handsets sold.

Expenses

The following table shows the variances for the nine month period ended September 30, 2004 as compared to the same period in 2003:

	Three-Month Periods Ended September 30,
	2004	2003	Change

Cost of handset and accesories	$16,753,699	$15,888,091	5%
Interconnection expense	2,735,145	3,604,982	-24%
Sales and dealers commissions	8,111,674	4,301,766	89%
Salaries and benefits	12,008,249	12,024,659	0%
Selling and advertising expense	4,854,071	4,917,904	-1%
Legal and professional services	1,999,861	5,964,637	-66%
Provision for doubtful accounts	6,880,222	7,155,290	-4%
Rent expense	5,102,491	6,565,186	-22%
Taxes, other than income	2,897,768	4,099,977	-29%
Network operation and maintenance	4,921,585	2,518,987	100%
Other expenses	6,685,436	5,178,144	29%
Management fee to General Partner	206,250	364,500	-43%
Loss on sale of license	(4,168)	—	100%
Consulting and legal services rendered by related parties	3,831,389	2,260,091	70%

Total Expenses	$76,983,672	$74,844,214	3%

Expenses for the nine-month period ended September 30, 2004 totaled $76,983,672 as compared to $74,844,214 for the same period in 2003.  During the nine-month period ended September 30, 2004, the Partnership’s expenses increased by 3% due to pricing adjustments made by suppliers for the cost of handsets which resulted in a 5% increase in such expense and due to the shifting of the customer base from prepaid customers to contract customers.  Sales and dealers commissions were doubled compared to the same period in 2003 due to the fact that the commissions paid to sales persons and dealers are greater for contract customers than for prepaid customers.  Shifting among the two categories of customer causes an increase in the sales and dealers commission.

Income from Operations

Income from operations reflects the ability of the Partnership to generate positive cash flows from its operations, which does not take into consideration expenses such as amortization, depreciation and interest that must be reported for generally accepted accounting principles (GAAP) to arrive to the net income or loss.

Income from operations for the nine month period ended September 30, 2004 of $3.4 million shows a decrease of 40% as compared to the income from operations for the same period in 2003.  This reduction in income from operations is related to the decrease in service revenues from the shifting to contract subscribers and to the increase in the cost of acquiring new customers.

Interest expense for the nine- month period ended September 30, 2004 of $7.1 million ($10 million in 2003) and depreciation expense of $13.3 million ($12.7 million in 2003) reduce income from operations and result in a net loss before other income (expense) of $16.8 million as of  the third quarter of 2004 (also $16.8 million in 2003); an overall reduction in net loss before other income (expense) of less than 1% when compared to 2003.  The reduction in interest expense is attributable to the reduction of debt outstanding related to the Note Payable to Alcatel.

The increase in depreciation expense is related to the increase in the depreciable assets placed in service during the period.

Liquidity and Capital Resources

As of September 30, 2004, the Partnership had cash and cash equivalents amounting to $10,244,369, which are mostly related to proceeds from the sale of the California licenses to Metro PCS in the second quarter of 2004 for a cash payment of $10.9 million.

As part of the agreement with TLD, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that required Lucent to build a network that uses the Code Division Multiple Access (“CDMA”) protocol.  The total cost of the original network was approximately $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount of network construction payable, at the time, under a formal financing agreement.  An agreement restructuring Lucent’s debt was executed on June 4, 2003.  The now outstanding debt to Lucent is $46 million payable at a fixed annual interest of 8% over a six year term.

In addition, the Partnership owes the United States federal government approximately $36.5 million plus accrued interest at 6.5% in connection with the acquisition of its PCS licenses.

The Partnership estimates that the total cost to implement NewComm’s business plan will be approximately $200 million.  This consists of approximately $125 million in costs associated with building out the Puerto Rico Network, and approximately $75 million to fund NewComm’s operations until these become profitable.  NewComm obtained a short term financing (“Bridge Loan”) of $61 million which has been extended until December 31, 2004, with an interest rate of .75% over 90-day LIBOR.  The Bridge Loan is now guaranteed by Telefónica Internacional, S.A. (TISA), an affiliate of TEM.  ClearComm and TEM continue to work towards securing a permanent financing facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership’s exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks.  The Partnership invests cash balances in excess of operating requirements in short-term money market funds.  As of September 30, 2004, the Partnership had cash equivalents and short-term investments of approximately $10,244,369 consisting of cash and highly liquid, short-term investments in money market funds.

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

An agreement restructuring Lucent’s outstanding debt was executed on June 4, 2003.  The now outstanding debt to Lucent is $46 million and is payable over a six-year period at 8% annual interest rate.  On June 20, 2003, an agreement restructuring Alcatel’s debt was executed.  Alcatel’s credit is now $1 million at 6.5% payable over a three year period.  Also, by means of letter from TLD (and its parent, Telefónica Internacional, S.A., and its affiliate, TEM), TEM has agreed to issue a corporate guarantee to serve as collateral for a $110 million bank loan in order to refinance the Bridge Loan and the FCC debt.

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

ClearComm, L.P.

	By:	SuperTel Communications Corp.

Date: November 15, 2004		By:	/s/ Javier O. Lamoso
Name: Javier O. Lamoso
Title: President