Form 10-Q
period 2003-06-30
CLEARCOMM L P
filed 2004-12-10
CIK 1013267

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Assets, Liabilities and Partners’ Deficit as of June 30, 2003 (unaudited) and December 31, 2002 (audited)

Consolidated Statements of Revenues and Expenses for the six-month period ended June 30, 2003 and 2002 (unaudited)

Consolidated Statements of Changes in Partners’ Deficit for the six-month period ended June 30, 2003 (unaudited)

Consolidated Statements of Cash Flows for the six-month period ended June 30, 2003 and 2002 (unaudited)

Notes to Interim Consolidated Financial Statements as of June 30, 2003 (unaudited)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosure About Market Risk

Item 4	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

Signatures.

Exhibit Index

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES

AND PARTNERS’ DEFICIT

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS:
Cash and cash equivalents	$2,556,996	$22,709,786
Accounts receivable, net	12,611,333	11,594,949
Accounts receivable, other	6,964,936	6,483,255
Insurance claims receivable	—	270,002
Interest receivable	11,000	8,000
Inventories, net	5,454,755	10,461,112
Prepaid expenses	1,033,151	625,610
Investment in securities	10,000,000	10,000,000
Investment in subsidiary	538,588	277,254
PCS licenses, net	57,517,974	57,517,974
Deferred financing costs	856,132	901,235
Note receivable from officer	100,000	100,000
Property and equipment, net	96,251,132	101,931,922

	$193,895,997	$222,881,099

LIABILITIES AND PARTNERS’ DEFICIT:
Accounts payable and accrued liabilities	$40,672,891	$40,130,876
Notes payable — short-term	106,434,222	89,538,758
Notes payable — long-term	120,764,691	150,505,987

Unitholders’ capital (deficit) 2906.1 units and 1 general partnership interest

	(73,975,807)	(57,294,522)

Total liabilities and partners deficit	$193,895,997	$222,881,099

BOOK VALUE (DEFICIT) PER UNIT	$(25,455)	$(19,708)

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES

(2003 UNAUDITED and 2002 UNAUDITED )

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30		June 30
	2003	2002	2003	2002
Revenues:
Service revenues	$25,760,778	$25,443,665	$50,160,175	$52,070,415
Handset and accessories sales	2,035,527	2,359,450	3,931,011	3,713,061

	27,796,305	27,803,115	54,091,186	55,783,476

Operating Cost and Expenses:
Cost of handset and accessories	6,032,883	5,381,502	10,917,429	12,432,244
Interconnection expense	1,215,333	2,001,828	2,341,685	2,980,748
Sales and dealers commissions	1,575,700	791,209	2,963,205	2,259,509
Salaries and benefits	4,046,478	3,177,705	8,281,186	7,335,893
Advertising expense	1,443,163	3,240,163	2,998,361	4,891,333
Legal and professional services	2,203,899	2,203,500	3,903,771	4,697,892
Provision for doubtful accounts	4,062,044	1,974,286	6,092,049	5,455,014
Rent expense	2,132,656	2,697,291	4,389,099	4,171,796
Taxes other than income	1,307,449	1,544,366	2,504,836	1,925,225
Network Operation and Maintenance	797,115	0	1,739,190	0
Other expenses	1,633,898	1,829,360	3,367,635	2,483,652
Management fee to General Partner	60,750	30,000	121,500	62,000
Services rendered by related parties	648,866	1,477,493	1,531,424	3,021,342
	27,160,234	26,348,703	51,151,370	51,716,648

Income (Loss) from Operations	636,071	1,454,412	2,939,816	4,066,828

Other Income (Expense)
Interest income	66,380	189,931	130,904	305,462
Depreciation	(4,407,373)	(4,071,901)	(8,425,512)	(8,019,269)
Gain on sale of investment in stock of subsidiary		—		13,000,000
Loss on WriteOff of inventory	1,194,622		(4,364,728)
Other Income	(49)	—	46	—
Interest expense	(3,516,253)	(3,615,072)	(6,961,807)	(8,734,358)

	(6,662,673)	(7,497,042)	(19,621,097)	(3,448,165)

Net Income (Loss)	$(6,026,602)	$(6,042,630)	$(16,681,281)	$618,663
Net Income (Loss) Attributable to General Partner	$(6,026,602)	$(6,042,630)	$(16,681,281)	618,663

The accompanying notes are an integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

(Unaudited)

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2003

	Limited Partners		General Partner
	Units	Amount		Total
BALANCES, December 31, 2002	2,906.1	—	$(57,294,526)	$(57,294,526)

Net loss for the three month period ended March 31, 2003
	—	—	(10,654,679)	(10,654,679)

Net loss for the three month period ended June 30, 2003			(6,026,602)	(6,026,602)

BALANCES, June 30, 2003	2,906.1	—	$(73,975,807)	$(73,975,807)

The accompanying notes are an integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(2003 UNAUDITED AND 2002 UNAUDITED)

	Six-Month Periods Ended
	June 30, 2003	June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,681,281)	$618,663
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization	8,320,412	8,019,629
Equity in losses of unconsolidated subsidiary	70,304	—
Amortization of loan origination fees	105,102	—
Amortization of discount on note payable to FCC	1,247,862	—
Obsolete inventories reserve	4,364,728	—
Other non-cash items	(6,502)	—
Bad debt expense	6,092,049	5,455,014
Increase in interest receivable	(1,500)	—
Increase in accounts receivable, before write-offs	(7,608,864)	(3,964,190)
Decrease in insurance claim receivable	270,002	(717)
Decrease (increase) in inventories	641,629	(791,820)
Increase in prepaid expenses	(407,541)	(210,459)
Decrease in accounts payable and accrued liabilities	2,858,022	(3,666,397)
Decrease in accounts payable to related parties	(2,369,059)	1,069,095
(Decrease) Increase in accrued interest	(1,372,963)	(3,890,126)
(Decrease) increase in deferred income	385,662	(269,265)
Total adjustments	12,589,343	1,750,764
Net cash provided by operating activities	(4,091,938)	2,369,427
CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of investment securities	—	—
Proceeds from the sale of vehicle	—
Acquisition of property and equipment	(2,633,132)	(3,555,427)
Payment for the investment in subsidiary	(261,334)	(238,266)
Gain on sale of investment stock in subsidiary	—	(13,000,000)
Net cash provided by (used in) investing activities	(2,894,466)	(16,793,693)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable to Telefonica Moviles	1,831,179	13,783,225
Payment for deferred financing costs	(60,000)	—
Proceeds from extension of note payable to ABN/AMRO	1,000,000
Proceeds from the sale of stock in subsidiary		13,000,000
Principal payments of note payable	(15,937,565)	(5,354,111)
Net cash used in financing activities	(13,166,386)	21,429,114
NET INCREASE IN CASH AND CASH EQUIVALENTS	(20,152,790)	7,004,848
CASH AND CASH EQUIVALENTS, beginning of period	22,709,786	10,241,902
CASH AND CASH EQUIVALENTS, end of period	$2,556,996	$17,246,750
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
INTEREST PAID	$6,314,000	$7,032,035

The accompanying notes are an integral part of these consolidated financial statements.

CLEARCOMM, L.P.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2003 (UNAUDITED)

1.             BASIS OF PRESENTATION AND INTRODUCTION

The unaudited interim consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Partnership’s financial position at June 30, 2003 and results of operations and cash flows for the six-month periods ended June 30, 2003 and 2002.  The unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002.  Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

On March 2, 2002, the Partnership sold approximately 4.08% of NewComm to a group of investors led by Fleet Development Ventures for $13 million.  The Partnership and TEM contributed approximately $9 million each to NewComm in the form of equity and convertible debt, respectively. The Partnership and TEM have committed an additional $10 million each to close the Project Finance Facility.  The Partnership believes it has obtained sufficient funds, together with TEM, to provide NewComm with the capital necessary for the Project Finance Facility and to fund NewComm’s operations.

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

2.             FINANCING REQUIREMENTS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Partnership commenced operations in September 1999 and has incurred losses amounting to $6.7 million for the three-month period ended June 30, 2003 and incurred operating losses of $6 million for the three month period ended June 30, 2002.  It also has working capital deficits and partners’ capital deficit of $118.5 million and $73.4 million, respectively, as of June 30, 2003.  The Partnership is likely to continue incurring losses until such time as its subscriber base generates revenue in excess of the Partnership’s expenses.  Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by means other than its revenues.

As part of the agreement with TEM, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that required Lucent to build a network that uses the Code Division Multiple Access (“CDMA”) protocol.  The total cost of the network was approximately $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount due under the contract under a formal financing agreement.  As of June 30, 2003, the Partnership is negotiating the restructuring of Lucent’s and Alcatel outstanding debts.  The outstanding debt to Lucent is approximately $48 million and Alcatel is $2.5 million.  Also, by means of letter from TEM (and its parent, Telefónica Internacional, S.A.), TEM has agreed to issue a corporate guarantee to serve as collateral for a $110 million bank loan.

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

3.             INVENTORY — CHANGE IN ACCOUNTING METHOD

Effective January 1, 2003, the Partnership changed its method to account for the loss on sale of handsets to customers, from the recognition of such loss at the time of sale, to the establishment of an inventory reserve to account for that loss at the end of each accounting period.  Management believes that this new method better matches costs and revenues.

In accordance with Accounting Principle Board Opinion No. 20, “Accounting Changes”, the change in accounting method explained above requires the determination of the cumulative effect, as if the newly adopted method had been applied during all periods affected.  In this specific situation, the retroactive application and determination of pro-forma information is impracticable, because the effects are not determinable, since it requires assumptions about Management’s intent in prior periods, and significant estimates by Management.  The effect of the change on net income for the period ended June 30, 2003 was $4,364,728.

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

(b)                                  In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.  SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt — an amendment of APB Opinion No. 30,  which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses.  SFAS No. 145 becomes effective for financial statements issued on or after May 15, 2002.  Requirements and guidance of SFAS No. 145 were applied in connection with the write-off of the FCC debt discount.

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Partnership as a result of a number of important factors.  Examples of these factors include, without limitation; rapid technological developments and changes in the telecommunications industry; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the Telecommunications Act of 1996 and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation; regulatory limitations on the Partnership’s ability to compete in the telecommunications services industry; and continuing consolidation in the telecommunications services industry.  In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general factors including, without limitation, general industry and market conditions and growth rates, domestic and international economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Partnership’s future business.

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

Results of Operations

Set forth below is a summary of the results of operations before other income and expenses for the three-month period ended June 30, 2003 as compared with the three-month period ended June 30, 2002:

	June 30,
	2003	2002	Change
Revenues:
Service revenues	$25,760,778	$25,443,665	1%
Handsets and accessories sales	2,035,527	2,359,450	-14%

Total Revenues	27,796,305	27,803,115	0%
Expenses:
Operating expenses	27,160,234	26,348,703	3%

Income (loss) from operations	636,071	1,454,412	-56%

Interest expense	(3,516,253)	(3,615,072)	-3%

Depreciation and amortization	(4,407,373)	(4,071,901)	8%

Loss before other income (expense)	$(7,287,555)	$(6,232,561)	17%

Revenues

The Partnership’s revenues for the three-month period ended June 30, 2003 showed a flat market with a slight decreased of less than 1% at $27.8 million as compared for the same period in 2002. Total revenues include service as well as handset and accessories revenues.  Service revenues for the three-month period ended June 30, 2003 increased by 1% when compared to the same period in 2002 while handset and accessories sales decreased by 14%.  The decrease in handsets and accessories revenues is indicative of a flat growth for the period as compared to the same period in 2002.  The increase in service revenues is related to airtime consumption by existing customers.

Expenses

The following table shows the variances for the three month period ended June 30, 2003 as compared to the same period in 2002:

	June 30,
	2003	2002	Change
Cost of handset and accesories	$6,032,883	$5,381,502	12%
Interconnection expense	1,215,333	2,001,828	-39%
Sales and dealers commissions	1,575,700	791,209	99%
Salaries and benefits	4,046,478	3,177,705	27%
Selling and advertising expense	1,443,163	3,240,163	-55%
Legal and professional services	2,203,899	2,203,500	0%
Provision for doubtful accounts	4,062,044	1,974,286	106%
Rent expense	2,132,656	2,697,291	-21%
Taxes, other than income	1,307,449	1,544,366	-15%
Network operation and maintenance	797,115	—	100%
Other expenses	1,633,898	1,829,360	-11%
Management fee to General Partner	60,750	30,000	103%
Consulting and legal services rendered by related parties	648,866	1,477,493	-56%
	—
Total Expenses	$27,160,234	$26,348,703	3%

Expenses for the three-month period ended June 30, 2003 totaled $27,160,234 as compared to $26,348,703 for the same period in 2002.  During such second quarter of 2003, the Partnership’s expenses increased by 3% or $1.2 million.

The overall increase in expenses of $1.2 million is mainly due to the increase in the provision for doubtful accounts which resulted from the Partnership’s tighter credit policies due to the implementation of new billings and collections software which more efficiently identifies delinquent customers.  The variances in taxes other than income, other expenses and legal services are actually related to reclassification of certain accounts.

Income from operations reflects the ability of the Partnership to generate positive cash flows from its operations, which does not take into consideration expenses such as amortization, depreciation and interest that must be reported for generally accepted accounting principles (GAAP) to arrive to the net income or loss.

Income from operations for the three month period ended June 30, 2003 of $636,071 shows a decrease of 56% as compared to the income from operations for the same period in 2002.  This reduction in income from operations is related to the cost of acquiring new customers with total expenses increasing 3% while revenues remain flat at $27.8 million for the quarter.

Interest expense for the three month period ended June 30, 2003 of $3.5 million ($3.6 million in 2002) and depreciation expense of $4.3 million ($4 million in 2002) reduce the income from operations and result in a net loss before other income of $7,287,555 for the second quarter of 2003 ($6,232,561 in 2002); an overall reduction in net loss of 17% when compared to 2002.  The reduction in interest expense is mainly attributable to the refinancing of the various debts and to reduction of debt outstanding related to the Note Payable to Alcatel.

The increase in depreciation expense is related to the increase in the depreciable assets placed in service during the period.

The following tables summarize changes in certain financial information for the six-month period ended June 30, 2003 as compared with the six-month period ended June 30, 2002.

Revenues

	Six-Month Periods Ended
	June 30,
	2003	2002	Change
Revenues:
Service revenues	$50,160,175	$52,070,415	-4%
Handsets and accessories sales	3,931,011	3,713,061	6%

Total Revenues	54,091,186	55,783,476	-3%
Expenses:
Operating expenses	51,151,370	51,716,648	-1%

Income (loss) from operations	2,939,816	4,066,828	-28%

Loss on Write Off Inventory	(4,364,728)	—	100%

Interest expense	(6,961,807)	(8,734,358)	-20%

Depreciation and amortization	(8,425,512)	(8,019,629)	5%

Loss before other income (expense)	(16,812,231)	(12,687,159)	33%

The Partnership’s revenues for the six-month period ended June 30, 2003 totaled $54,091,186 as compared to $55,783,476 for the same period in 2002.  Revenues for the six-month period ended June 30, 2003 included $50,160,175 in service revenues and $3,931,011 in handset and accessories sales generated from NewComm’s wireless operations, as compared to $52,070,415 and $3,713,061 respectively, for the same period in 2002.  The decrease of 3% in revenues for the first half of the year is related to the migration to the new billings and collection software while the increase in handset and accessories sales are mainly due to pricing adjustments on the units sold.

Expenses

	June 30,
	2003	2002	Change
Cost of handset and accesories	$10,917,429	$12,432,244	-12%
Interconnection expense	2,341,685	2,980,748	-21%
Sales and dealers commissions	2,963,205	2,259,509	31%
Salaries and benefits	8,281,186	7,335,893	13%
Selling and advertising expense	2,998,361	4,891,333	-39%
Legal and professional services	3,903,771	4,697,892	-17%
Provision for doubtful accounts	6,092,049	5,455,014	12%
Rent expense	4,389,099	4,171,796	5%
Taxes, other than income	2,504,836	1,925,225	30%
Network operation and maintenance	1,739,190	—	100%
Other expenses	3,367,635	2,483,652	36%
Management fee to General Partner	121,500	62,000	96%
Loss on sale of license	—	—	100%
Consulting and legal services rendered by related parties	1,531,424	3,021,342	-49%
	—
Total Expenses	$51,151,370	$51,716,648	-1%

Expenses for the six-month period ended June 30, 2003 totaled $51,151,370 as compared to $51,716,648 for the same period in 2002.  During the six-month period ended June 30, 2003, the Partnership’s expenses decreased by 1% due to pricing adjustments made by suppliers for the cost of handsets which resulted in a 12% reduction in such expense and due to the 39% reduction in selling and advertising expenses for the period.  The other variances as shown above are mostly related to reclassifications among accounts made at the Partnership’s subsidiary level to properly record transactions in a more efficient manner.

Income from Operations

Income from operations reflects the ability of the Partnership to generate positive cash flows from its operations, which does not take into consideration expenses such as amortization, depreciation and interest that must be reported for generally accepted accounting principles (GAAP) to arrive to the net income or loss.

Income from operations for the six-month period ended June 30, 2003 of $2,939,816 shows a 19% decrease as compared to the loss from operations for the same period in 2002.  This decrease in income from operations is related to the fact that while revenues for the first half of the year had a 3% reduction and there was an overall reduction of 1% in expenses at the subsidiary level, the actual dollar amount reduction in revenues was greater than the dollar amount reduction of expenses which caused the overall 28% reduction in income from operations.

Interest expense for the six-month period ended June 30, 2003 of $7 million ($8.7 million in 2002) and depreciation expense of $8.4 million ($8 million in 2002) reduce income from operations and result in a net loss before other income (expense) of $16,812,231 for the first half of 2003 ($13,117,371 in 2002); an overall reduction in net loss before other income (expense) of 28% when compared to 2002.  The decrease in interest expense is attributable to the debt restructuring that began in 2003.

The increase in depreciation expense is related to additional assets placed in service during the period.

Liquidity and Capital Resources

As of June 30, 2003, the Partnership had cash and cash equivalents amounting to $2,556,996, which are mostly related to proceeds from the sale of the Visalia-Porterville, California license in the second quarter of 2001, and the Fleet Transaction.

As part of the agreement with TEM, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that required Lucent to build a network that uses the Code Division Multiple Access (“CDMA”) protocol.  The total cost of the original network was approximately $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount of network construction payable, at the time, under a formal financing agreement.  An agreement restructuring Lucent’s debt was executed on June 4, 2003.  This outstanding debt is approximately $51 million at a fixed annual interest over a six year term.

In addition, the Partnership owes the United States federal government approximately $43,434,041 plus accrued interest at 6.5% in connection with the acquisition of its PCS licenses.

The Partnership has a secured promissory note payable to TEM, which bears interest at the floating rate of 90-day LIBOR plus 1.5% and is due in March 2004.

The Partnership estimates that the total cost to implement NewComm’s business plan will be approximately $200 million.  This consists of approximately $125 million in costs associated with building-out the Puerto Rico Network, and approximately $75 million to fund NewComm’s operations until these become profitable.  NewComm obtained a short term financing (“Bridge Loan”) of $60 million which has been extended until December 31, 2004, with an interest rate of .75% over 90-day LIBOR.  The Bridge Loan is now guaranteed by Telefónica Internacional, S.A. (TISA), an affiliate of TEM.  ClearComm and TEM continue to work towards securing a permanent financing facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership’s exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks.  The Partnership invests cash balances in excess of operating requirements in short-term money market funds.  As of June 30, 2003, the Partnership had cash equivalents and short-term investments of approximately $2,556,996 consisting of cash and highly liquid, short-term investments in money market funds.

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

PART II: OTHER

INFORMATION

ITEM  1. LEGAL PROCEEDINGS

Information regarding legal proceedings is disclosed in Part I, Item 1, Notes to Interim Consolidated Financial Statements as of June 30, 2003 (unaudited), Section 5, and is hereby incorporated into Part II, Item 1 by this reference.

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

ClearComm, L.P.

	By:	SuperTel Communications Corp., General Partner

Date: December 10, 2004		By: /s/ Javier O. Lamoso
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