Form 10-Q
period 2003-09-30
CLEARCOMM L P
filed 2005-02-22
CIK 1013267

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES

(2003 UNAUDITED and 2002 UNAUDITED )

	Three Month Periods Ended September 30		Nine Month Periods Ended September 30
	2003	2002	2003	2002
Revenues:
Service revenues	$24,908,493	$20,340,849	$75,068,668	$72,411,264
Handset and accessories sales	1,811,184	5,868,471	5,742,195	9,581,532

	26,719,677	26,209,320	80,810,863	81,992,796

Operating Cost and Expenses:	4,970,662	1,346,332	15,888,091	13,778,576
Cost of handset and accessories	1,263,297	754,137	3,604,982	3,734,885
Interconnection expense	1,338,561	1,364,697	4,301,766	3,624,206
Sales and dealers commissions	4,970,662	1,346,332	15,888,091	13,778,576
Salaries and benefits	3,743,473	4,486,661	12,024,659	11,822,554
Advertising expense	1,919,543	1,398,567	4,917,904	6,289,900
Legal and professional services	2,060,866	2,917,803	5,964,637	7,615,695
Provision for doubtful accounts	1,063,241	2,143,788	7,155,290	7,598,802
Rent expense	2,176,087	7,269,060	6,565,186	11,440,856
Taxes other than income	1,595,141	1,024,724	4,099,977	2,949,949
Network Operation and Maintenance	779,797	—	2,518,987	—
Other expenses	2,098,215	1,468,339	5,465,850	3,951,991
Management fee to General Partner	60,750	34,000	182,250	96,000
Services rendered by related parties	728,667	1,309,270	2,260,091	4,330,612

	23,798,300	25,517,378	74,949,670	77,234,026

Income (Loss) from Operations	2,921,377	691,942	5,861,193	4,758,770

Other Income (Expense)
Interest income	32,637	12,737	163,541	318,199
Depreciation	(4,313,717)	(4,203,439)	(12,739,229)	(12,223,068)
Gain on sale of NewComm’s Stock to Fleet	—	—	—	13,000,000
Loss of WriteOff in inventory	(2,413,119)	—	(6,777,847)	—
Other Income	—	—	46	—
Interest expense	(3,132,618)	(3,062,518)	(10,094,425)	(11,796,876)

	(9,826,817)	(7,253,220)	(29,447,914)	(10,701,745

Net Income (Loss)	$(6,905,440)	$(6,561,278)	$(23,586,721)	$(5,942,975)

Net Income (Loss) Attributable to General Partner	$(6,905,440)	$(6,561,278)	$(23,586,721)	$(5,942,975)

Net Income (Loss) Attributable to Limited Partners	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

(Unaudited)

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

	Limited Partners		General
	Units	Amount	Partner	Total

BALANCES, December 31, 2002	2,906.1	—	$(57,294,526)	$(57,294,526)

Net loss for the three month period ended March 31, 2003	2,906.1	—	(10,654,679)	(10,654,679)

Net loss for the three month period ended June 30, 2003	2,906.1	—	(6,026,602)	(6,026,602)

Net loss for the three month period ended September 30, 2003	2,906.1	—	(6,905,440)	(6,905,440)

BALANCES, September 30, 2003	2,906.1	—	$(80,881,247)	$(80,881,247)

The accompanying notes are an integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(2003 UNAUDITED AND 2002 UNAUDITED)

	Nine-Month Periods Ended
	September 30,	September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,586,721)	$(5,942,975)
Adjustments to reconcile net loss to net cash
provided by operating activities-
Depreciation and amortization	12,739,229	12,223,068
Equity in losses of unconsolidated subsidiary	105,456	—
Amortization of loan origination fees	157,653	159,595
Amortization of discount on note payable to FCC	1,840,133	—
Inventory reserve	6,777,847	—
Bad debt expense	7,155,290	7,598,802
Changes in operating assets and liabilities-
Increase in interest receivable	(4,500)	(4,500)
Increase in accounts receivable, before write-offs	(7,024,803)	(7,724,401)
Decrease in insurance claim receivable	270,002	1,496,320
Decrease (increase) in inventories	(2,232,890)	(669,282)
Increase in prepaid expenses	(658,084)	719,381
Increase accounts payable and accrued liabilities	3,720,363	70,942
Decrease in accounts payable to related parties	(1,074,936)	2,110,356
(Decrease) Increase in accrued interest	(1,233,659)	(3,830,392)
(Decrease) increase in deferred income	345,597	(497,045)
Total adjustments	20,882,698	11,652,844
Net cash (used in) provided by operating activities	(2,704,023)	5,709,869
CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of investment securities	1,831,736	—
Proceeds from the sale of vehicle	—	—
Gain on Sale of Stock to Fleet	—	(13,000,000)
Acquisition of property and equipment	(3,689,590)	(8,655,511)
Payment for the investment in subsidiary	(261,334)	(205,964)
Payments for deferred financing costs	(60,000)	—
Net cash provided by (used in) investing activities	(2,179,188)	(21,861,475)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable to Telefonica Moviles	3,662,428	13,996,410
Proceeds from Sale of Stock to Fleet		13,000,000
Payment of note payable	(18,269,142)	(5,354,111)
Net cash (used in) provided by financing activities	(14,606,714)	21,642,299
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,489,925)	5,490,693
CASH AND CASH EQUIVALENTS, beginning of period	22,709,786	10,241,902
CASH AND CASH EQUIVALENTS, end of period	$3,219,861	$15,732,595

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
INTEREST PAID	$6,314,000	$11,796,876

CLEARCOMM, L.P.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003 (UNAUDITED)

1.             BASIS OF PRESENTATION AND INTRODUCTION

The unaudited interim consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Partnership’s financial position at September 30, 2003 and results of operations and cash flows for the nine-month periods ended September 30, 2003 and 2002.  The unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002.  Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

•                                          The new Sale Agreement provides that at any time after 14 months from the signing of the Stock Purchase Agreement with TLD, that is, any time after May 2003, ClearComm (or TLD), as the case may be, may trigger a shareholder obligation to sell NewComm.  Within 30 days of a notice of sale, TLD (or ClearComm, as the case may be) would have the right to purchase ClearComm’s (or TLD’s) interest.  The purchase price to be paid at that time would be based on a valuation performed by the investment banking firm that prepared the one under the Stock Purchase Agreement.  If TLD does not exercise its right to buy out ClearComm’s interest, the shareholders will be bound to proceed with the sales process to attempt a sale of NewComm.  All shareholders are bound to cooperate and undertake all that is necessary in that effort.  Further, the shareholders are bound to accept the highest price proposed by an interested buyer, which price must be payable in cash or freely tradable securities, or a combination thereof, and which must be for a price not less than the valuation prepared by the investment banker.  Some additional points are that at the closing of the sale of NewComm, the Management Agreement and the Technology Transfer Agreement held by TLD will terminate.  Also, no premium for controlling interest or discount for holding a minority interest in NewComm will apply.  The Sale Agreement shall continue in full force and effect even if the Stock Purchase Agreement with TLD, for whatever reason, does not close.

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

2.             FINANCING REQUIREMENTS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Partnership commenced operations in September 1999.  The Partnership has incurred losses amounting to $23.6 million for the nine-month period ended September 30, 2003 and incurred operating losses of $5.9 million for the nine month period ended September 30, 2002.  It also has working capital deficits and partners’ capital deficit of $124.5 million and $80.9 million, respectively, as of September 30, 2003.  The Partnership is likely to continue incurring losses until such time as its subscriber base generates revenue in excess of the Partnership’s expenses.  Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by means other than its revenues.

As part of the agreement with TEM, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that required Lucent to build a network that uses the Code Division Multiple Access (“CDMA”) protocol.  The total cost of the network was approximately $125 million.  During 2000, NewComm’s management and Lucent agreed to formally extend the payment of up to $61.0 million of the total amount due under the contract under a formal financing agreement. An Agreement restructuring Lucent’s outstanding debt was executed on June 4, 2003.  The now outstanding debt to Lucent is approximately $46 million and is payable over a six-year period at 8% annual interest rate.  On June 20, 2003, an agreement restructuring Alcatel’s debt was executed.  Alcatel’s credit is now $1.3 million at 6.5% payable over a three year period.  Also, by means of a letter from TEM (and its parent, Telefónica Internacional, S.A.), TEM has agreed to issue a corporate guarantee to serve as collateral for a $110 million bank loan.

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

In accordance with Accounting Principle Board Opinion No. 20, “Accounting Changes”, the change in accounting method explained above requires the determination of the cumulative effect, as if the newly adopted method had been applied during all periods affected.  In this specific situation, the retroactive application and determination of pro-forma information is impracticable, because the effects are not determinable, since it requires assumptions about Management’s intent in prior periods, and significant estimates by Management.  The effect of the change on net income for the period ended September 30, 2003 was $6,777,847.

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

(d)                                 In December 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  For a guarantee subject to FASB Interpretation No. 45, a guarantor is required to:

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

The Partnership established its Puerto Rico network by forming a wholly owned subsidiary, NewComm, on January 29, 1999.  On February 4, 1999, the Partnership and NewComm entered into an agreement with TLD, whereby the Partnership contributed its two Puerto Rico Licenses to NewComm and TLD provided NewComm a $19,960,000 loan to develop the Puerto Rico Licenses.  TLD’s loan is pursuant to a secured convertible promissory note (the “Note”) which is convertible into 49.9% of NewComm’s equity.  The Note, however, cannot be converted until the FCC authorizes TEM (as TLD’s assignee) to hold more than a 25% equity interest in NewComm.  By means of a Stock Purchase Agreement executed on March 12, 2002, the Partnership has agreed to sell shares equal to 0.2% in NewComm to TEM (as TLD’s assignee) conditioned upon obtaining permanent financing and a clear exit path for the Partnership.  This transaction is pending Department of Homeland Security and FCC approval.  The Partnership believes this transaction and permanent finance will be obtained before the end of 2004.

Results of Operations

Set forth below is a summary of the results of operations before other income and expenses for the three-month period ended September 30, 2003 as compared with the three-month period ended September 30, 2002:

	Three-Month Periods Ended
	September 30,
	2003	2002	Change
Revenues:
Service revenues	$24,908,493	$20,340,849	22%
Handsets and accessories sales	1,811,184	5,868,471	-69%

Total Revenues	26,719,677	26,209,320	2%
Expenses:
Operating expenses	23,798,300	25,517,378	-7%

Income (loss) from operations	2,921,377	691,942	322%

Interest expense	(3,132,618)	(3,062,518)	2%

Depreciation and amortization	(4,313,717)	(4,203,439)	3%

Loss before other income (expense)	$(4,524,958)	$(6,574,015)	-31%

Revenues

The Partnership’s revenues for the three-month period ended September 30, 2003 increased by 2% from $26.2 million to $26.7 as compared for the same period in 2002. Total revenues include service as well as handset and accessories revenues.  Service revenues for the three-month period ended September 30, 2003 increased by 22% when compared to the same period in 2002 while handset and accessories sales decreased by 69% or 4.1 million.  The decrease in handsets and accessories revenues is mainly due to handset units pricing adjustments and to a flat growth in the subscriber base for the period as compared to 2002.  The increase in service revenues is related to higher airtime consumption generated by existing subscribers and to the ratio of contract subscribers and prepaid accounts.

Expenses

The following table shows the variances for the three month period ended September 30, 2003 as compared to the same period in 2002:

Cost of handset and accesories	$4,970,662	$1,346,332	269%
Interconnection expense	1,263,297	754,137	68%
Sales and dealers commissions	1,338,561	1,364,697	-2%
Salaries and benefits	3,743,473	4,486,661	-17%
Selling and advertising expense	1,919,543	1,398,567	37%
Legal and professional services	2,060,866	2,917,803	-29%
Provision for doubtful accounts	1,063,241	2,143,788	-50%
Rent expense	2,176,087	7,269,060	-70%
Taxes, other than income	1,595,141	1,024,724	56%
Network operation and maintenance	779,797	—	0%
Other expenses	2,098,215	1,468,339	43%
Management fee to General Partner	60,750	34,000	79%
Consulting and legal services rendered by related parties	728,667	1,309,270	-44%

Total Expenses	$23,798,300	$25,517,378	-7%

Expenses for the three-month period ended September 30, 2003 totaled $23,798,300 as compared to $25,517,378 for the same period in 2002.  During the third quarter of 2003, the Partnership’s expenses decreased by 7% or $1.7 million.

The overall decrease in expenses of $1.7 million is mainly due to the decrease in the cost of handset and accessories and a decrease in the provision for doubtful accounts due to pricing adjustments and the migration to the new billing system which more efficiently identifies delinquent customers.  The increases in taxes other than income and other expenses and the decrease in legal services are actually related to reclassification of certain accounts.

Income from operations reflects the ability of the Partnership to generate positive cash flows from its operations, which does not take into consideration expenses such as amortization, depreciation and interest that must be reported for generally accepted accounting principles (GAAP) to arrive to the net income or loss.

Income from operations for the three month period ended September 30, 2003 of $2,921,377 shows a substantial increase of 377% or $2.2 million as compared to the income from operations for the same period in 2002.  The increase in income from operation is related to the increase in airtime consumption of existing customers and the mix between contract customers and prepaid contracts.

Interest expense for the three-month period ended September 30, 2003 of $3.1 million ($3.0 million in 2002) and depreciation expense of $4.3 million ($4.2 million in 2002) reduce the income from operations and result in a net loss before other income of $4,524,928 for the third quarter of 2003 ($6,574,015 in 2002); an overall reduction in net loss of 31% when compared to 2002.  The overall reduction in net loss of $2.2 million is mainly due to efficiencies generated by the migration to a new billing system and the increase in airtime consumption by existing clients.

The increase in depreciation expense is related to the increase in the depreciable assets placed in service during the period.

The following tables summarize changes in certain financial information for the nine-month period ended September 30, 2003 as compared with the nine-month period ended September 30, 2002.

Revenues

	Nine-Month Periods Ended
	September 30,
	2003	2002	Change
Revenues:
Service revenues	$75,068,668	$72,411,264	4%
Handsets and accessories sales	5,742,195	9,581,532	-40%

Total Revenues	80,810,863	81,992,796	-1%
Expenses:
Operating expenses	74,949,670	77,234,026	-3%

Income (loss) from operations	5,861,193	4,758,770	23%

Interest expense	(10,094,425)	(11,796,876)	-14%

Depreciation and amortization	(12,739,229)	(12,223,068)	4%

Loss before other income (expense)	(16,972,461)	(19,261,174)	-12%

The Partnership’s revenues for the nine-month period ended September 30, 2003 totaled $80,810,863 as compared to $81,992,796 for the same period in 2002.  Revenues for the nine-month period ended September 30, 2003 included $75,068,668 in service revenues and $5,742,195 in handset and accessories sales generated from NewComm’s wireless operations, as compared to $72,411,264 and $9,581,532 respectively, for the same period in 2002.  The increase in service revenues is mainly due to an increase in the customer base and airtime used for the period as compared to the same period in 2002.  While the decrease in handset and accessories sales is related to pricing adjustments and a reduction in new accounts.

Expenses

Expenses for the nine-month period ended September 30, 2003 totaled $74,949,670 as compared to $77,234,026 for the same period in 2002.  During the nine-month period ended September 30, 2003, the Partnership’s expenses decreased by 3% due to a reduction in sales and dealers commissions which are proportionally related to the mix between contract and non contract customers.  The other variances as shown above are mostly related to reclassifications among accounts made at the Partnership’s subsidiary level to properly record transactions in a more efficient manner.

Income from Operations

Income from operations reflects the ability of the Partnership to generate positive cash flows from its operations, which does not take into consideration expenses such as amortization, depreciation and interest that must be reported for generally accepted accounting principles (GAAP) to arrive to the net income or loss.

Income from operations for the nine month period ended September 30, 2003 of $5,861,193 shows a substantial increase of 23% as compared to the same period in 2002.  This increase in income from operations is related to the reduction of overall expenses at the Partnership’s subsidiary level due to efficiencies in operational procedures.

Interest expense for the nine month period ended September 30, 2003 of $10.0 million ($11.8 million in 2002) and depreciation expense of $12.7 million ($12.2 million in 2002) reduce income from operations and result in a net loss before other income (expense) of $16,972,461 for the third quarter of 2003 ($19,264,174 in 2002); an overall reduction in net loss before other income (expense) of 12% when compared to 2002.

The increase in depreciation expense is related to a change in the depreciable assets placed in service during the period.

Liquidity and Capital Resources

As of September 30, 2003, the Partnership had cash and cash equivalents amounting to $3,219,861, which are mostly related to proceeds from the sale of the Visalia-Porterville, California license in the second quarter of 2001, and the Fleet Transaction.

As part of the agreement with TEM, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that required Lucent to build a network that uses the Code Division Multiple Access (“CDMA”) protocol.  The total cost of the original network was approximately $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61 million of the total amount of network construction payable, at the time, under a formal financing agreement.  An agreement restructuring Lucent’s debt was executed on June 4, 2003.  This outstanding debt is approximately $46 million at a fixed annual interest over a six year term.

In addition, the Partnership owes the United States federal government approximately $43 million plus accrued interest at 6.5% in connection with the acquisition of its PCS licenses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership’s exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks.  The Partnership invests cash balances in excess of operating requirements in short-term money market funds.  As of September 30, 2003, the Partnership had cash equivalents and short-term investments of approximately $3,219,861 consisting of cash and highly liquid, short-term investments in money market funds.

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

PART II: OTHER

INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings is disclosed in Part I, Item 1, Notes to Interim Consolidated Financial Statements as of September 30, 2003 (unaudited), Section 5, and is hereby incorporated into Part II, Item 1 by this reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits

	Exhibit 31.1:	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

	Exhibit 31.2:	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

	Exhibit 32.1:	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

	Exhibit 32.2:	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(b)	The Partnership filed a Form 8-K/A on July 7, 2003 for the purpose of making a report under Item 4 and Item 7.

ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ClearComm, L.P.

	By:	SuperTel Communications Corp., General Partner

Date: February 22, 2005		By: /s/ Javier O. Lamoso
Name: Javier O. Lamoso
Title: President

EXHIBIT INDEX

Exhibit 31.1:	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32.1:	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.2:	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code