Form 10-K
period 2004-12-31
CLEARCOMM L P
filed 2005-03-29
CIK 1013267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

For Annual and Transition Reports to Section 13 or 15(d) of the
Securities Exchange Act of 1934

(Mark one)

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the calendar year ended December 31, 2004

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from to

Commission file number 0-28362

ClearComm, L.P.

(Exact Name of Registrant as Specified in its Charter)

Delaware	66-0514434
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

City View Plaza-Suite 700 No. 48 of Road 165
Guaynabo, Puerto Rico	00968
(Address of Principal Executive Offices)	(Zip Code)

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

ClearComm, L.P.

Part I

FORWARD-LOOKING STATEMENTS

This Form 10-K and future filings by the Partnership on Form 10-Q and Form 8-K and future oral and written statements by the Partnership may include certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements.  Forward-looking statements by the Partnership are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Partnership disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

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

ITEM 1.  BUSINESS

General

ClearComm, L.P., a Delaware limited partnership (the “Partnership” or “ClearComm”), was formed on January 24, 1995 under the name PCS 2000, L.P., to own and operate broadband personal communications services (“PCS”) licenses to be acquired in auctions conducted by the Federal Communications Commission (the “FCC”).  The Partnership competed for PCS licenses in frequency Block C, set aside for “designated entities” (“Entrepreneurs”) that met certain financial and equity structure requirements and that qualify for certain benefits under rules, regulations and policies of the FCC and related statutory provisions (“FCC Rules”).

The Partnership, through its majority-owned subsidiary, NewComm Wireless Services, Inc. (“NewComm”), owns and operates a state-of-the-art PCS network in Puerto Rico (the “Puerto Rico Network”).  The Partnership directly or indirectly through NewComm owns two 15 MHz C-Block PCS licenses covering the entire island of Puerto Rico (the “Puerto Rico Licenses”) and four 15 MHz licenses in California (the “California Licenses,” and together with the Puerto Rico Licenses, the “Licenses”).   The California Licenses have been sold and the transaction was approved by the FCC.

The Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”) provides that the Partnership will terminate on December 31, 2005. The Partnership will dissolve on such date (unless terminated earlier or unless the Partnership Agreement is amended to change such date).  The Partnership Agreement also provides for a reasonable time to wind-up the affairs of the Partnership in case of termination.  The Partnership’s General Partner, SuperTel Communications Corporation, is considering alternatives to dissolution, including an extension of the Partnership’s termination date that would require the consent of the Partnership’s partners.

NewComm

In August 2004, the Partnership retained the services of a consulting firm (other than its external auditors) to audit the operations and performance of NewComm under the management of Telefónica Moviles, S.A. (“TEM”).  The results of the audit were reported to the Board of Directors of NewComm on September 30, 2004 with the conclusion that TEM had not performed adequately.  Under the Partnership’s direction, the Board of Directors of NewComm terminated TEM as Manager under the Management Agreement on October 28, 2004.  Arbitration proceedings have begun in accordance to the Joint Venture Agreement.  See discussion below at The Puerto Rico Network and Legal Proceeding sections.

The Puerto Rico Network

The Partnership and NewComm started building its Puerto Rico Network during the first quarter of 1999 and the system commenced commercial operations on September 24, 1999.  The Partnership was the fifth entrant into the Puerto Rico wireless telecommunications market.  It currently provides wireless coverage in the areas where 95% of the Puerto Rico wireless traffic occurs and expanding.  The Partnership has established points of sale in all major shopping districts and has over 200 points of sale throughout Puerto Rico.  The Partnership believes that it currently has approximately 8% of the Puerto Rico wireless market.

To build and operate its Puerto Rico network, the Partnership entered into an agreement, dated February 4, 1999 (the “TLD Agreement”) with Telefónica Larga Distancia de Puerto Rico, Inc. (“TLD”).  TLD is a wholly owned subsidiary of Telefónica Internacional, S.A. which is a member of the Telefónica, S.A. group (Ticker: TEF) (the “Telefónica Group”), Spain’s largest traded company and one of the world’s largest telecommunication companies.  Telefónica Móviles (Ticker: TEM), the wireless communications affiliate of Telefónica, currently has approximately 32 million subscribers worldwide.  Pursuant to the terms of the TLD Agreement, the Partnership transferred the Puerto Rico Licenses (including its related debt) and associated business plans and studies to NewComm.  TLD provided NewComm a loan of approximately $19.96 million and received a secured convertible promissory note (the “Note”) which entitles TLD to select a director for one of the five NewComm board of director seats (the “Board”).  The Note was assigned to TEM on September 23, 2003.  The Note is convertible into 49.9% of NewComm’s equity.  The Note cannot be converted without FCC authorization.  NewComm and TEM entered into a management agreement whereby TEM provided day-to-day management services for NewComm, subject to the supervision of NewComm’s Board.  Pursuant to a certain Stock Purchase Agreement dated as of March 12, 2002, by and between the Partnership and TLD, the Partnership had agreed to sell 0.2% control interest at market value to TEM.  The transfer of this control interest was approved by the FCC during 2004. As part of the requirements of the Stock Purchase Agreement, TEM (and Telefónica Internacional, S.A., its parent company) had agreed to issue their corporate guarantee as collateral for long-term financing of NewComm of approximately $110 million.  Together with the Stock Purchase Agreement and as part of the transaction a Shareholders’ Agreement and a Sale Agreement were executed between the parties.  The Shareholders’ Agreement provides for a great number of general and specific protections and rights for the Partnership as a minority shareholder in NewComm.  The Sale Agreement provides for a convenient exit for the Partnership from NewComm.  Under the Joint Venture Agreement the Partnership’s principal means of exiting from NewComm was by exercising Registration Rights against TEM.  Due to Telefónica’s re-organization and new market conditions, the possibility of publicly registering an exclusive wireless service company limited to the Puerto Rico market is very unlikely.  However, under the Sale Agreement, the Partnership can force the sale of NewComm to TEM and/or third parties.

The Sale Agreement provides that from and after May 12, 2003, either party (the Partnership or TLD) may trigger a shareholder obligation to sell NewComm.  Within 30 days of a notice of sale, TEM (or the Partnership as the case may be) would have the right to purchase the Partnership’s (or TEM’s) interest.  The purchase price to be paid at that time would be based on a valuation performed by an internationally recognized investment-banking firm selected by both parties.  If TEM does not exercise its right to buy out the Partnership’s interest, TEM is bound, together with the Partnership, to proceed with the sales process to attempt a sale of NewComm.  TEM and the Partnership are bound to accept the highest price proposed by an interested buyer, which price must be payable in cash or freely tradable securities, or a combination thereof, and which must be for a price not less than the valuation prepared by the investment banker.  At the closing of the sale the Management Agreement and the Technology Transfer Agreement originally held by TLD (and assigned to TEM) will terminate without compensation, and no premium for controlling interest or discount for holding a minority interest in NewComm will apply.

The Sale Agreement will continue in full force and effect even if the Stock Purchase Agreement with TEM, for whatever reason, does not close.  The Stock Purchase Agreement and the Sale Agreement are currently subject to arbitration proceedings that were filed by TEM upon TEM’s termination as manager of NewComm. See Legal Proceedings section below.

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

Competition in Puerto Rico

The continued success of the Partnership’s PCS business in Puerto Rico will depend upon its ability to compete with five other wireless operators (including Verizon, Sprint PCS, SunCom, Centennial and Cingular) and potential future wireless communications providers in the Puerto Rico market.  All wireless operators compete in the optimization of their networks to provide a better service for their customers.  As wireless use increases, wireless operators compete more directly with traditional landline telephone service providers and other technologies including mobile satellite systems and cable operators offering voice communications.  In addition, the availability of new spectrum and resale of existing spectrum and the entry of new participants may result in increased competition in the Puerto Rico market.  At the end of 2004, Puerto Rico had a wireless market penetration of approximately 47% while the United States mainland ended the same year with an approximate market penetration of 57%.

Markets

The following table sets forth as of December 31, 2004, with respect to each Market in which the Partnership owns a PCS license, the estimated persons of population (“POPs”).

Market Name	2004 POPs*
San Juan, PR	2,364,414
Mayaguez-Aguadilla, PR	1,444,196

*                                         Based on US Census Bureau 2000 figures.

Internet Surfing Stores of Puerto Rico, Inc

On April 16, 2002, the Partnership entered into a Shareholders’ Agreement to form a joint venture with eMilios International, L.L.C., a Florida limited liability company, to promote and establish in Puerto Rico the eMilios concept (described below).  The joint venture was formed under a Puerto Rico corporation named Internet Surfing Stores of Puerto Rico, Inc. (“ISS”).  The Partnership owns 49% and eMilios International owns 51% of ISS.

The eMilios concept involves internet communication galleries that are geared towards educating people in the use of computers and the internet, and acts as a communication and recreational center as well.  The broadband connectivity that is offered at eMilios allows the stores to efficiently offer internet communications and also access to a great variety of interactive content, such as cyber games, as well as software and tools for free lancers and small business entities.  The service is provided and collected with a proprietary smart card and software application.  The Partnership is responsible for the management and day to day operations of ISS.  ISS opened its first store with 48 computer stations on October 23, 2002.  A second store with 40 computer stations was inaugurated on January 11, 2003 to serve the western part of Puerto Rico. The Partnership has decided to concentrate its operations on the San Juan area and decided to close the store located in Mayaguez effective December 31, 2004.  As a result, the Partnership has written down its investment in the subsidiary by $165,306 to reflect the change.  The investment has an exit mechanism whereby at any time after 2003, the Partnership can force the acquisitions of its shares in ISS or the sale of the whole company.

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

PCS is a radio-based transmission technology, which, like cellular technology, uses the same frequencies repeatedly in a multiple-transmitter cell design.  PCS is a digital technology, capable of numerous advanced service features, including caller-ID, voice-prompting, voice-recognition, scrambled (secure) calling, message and image delivery, intelligent call transfer and follow-me calling, single number service (the same number can be assigned to multiple PCS telephones in different locations) and auto-trace of crank callers. The Partnership has been offering E-mail and internet access from its handsets since June of 2000.  The Partnership began offering wireless banking services in October of 2000.  The Partnership also pioneered in the Puerto Rico market short text messaging services from its handsets in October of 2001.  An average of 600,000 text messages per month is being sent by subscribers from their handsets.

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

Entrepreneur Classes and Economic Preferences

Block C and F licenses were reserved for Entrepreneurs meeting certain limiting criteria set forth in FCC Rules.  Entrepreneurs were granted a set of economic preferences in the Auctions.  Under FCC Rules, an Entrepreneur is defined as an entity that, together with its affiliates and persons or entities that holds attributable interests in such entity and their affiliates, has less than (i) $500 million of assets and (ii) $125 million of annual gross revenue over the prior two years.  In addition, FCC Rules define three classes of Entrepreneurs, with each class eligible for different economic preferences in the Blocks C and F Auctions.  The Partnership’s Entrepreneur qualification is as a “Small Business,” which is an entity that at the date of grant of the license had less than $40 million of aggregate annual gross revenue averaged over the last three years.

Small Businesses were entitled to make interest-only payments for the first six years and can amortize interest and principal over the remaining four years of the license term.  The interest rate applicable to Small Businesses is the 10-year treasury note rate at the date of grant of the license.  In addition, Small Businesses were entitled to a bidding credit of 25%.  In March 1997, the FCC issued an order suspending indefinitely interest payments on all Block C licenses; however, interest continued to accrue.  Ultimately, in accordance with the FCC procedures specified in the FCC’s March 24, 1998 Order on Reconsideration of the Second Report and Order (the “Reconsideration Order”), the Partnership commenced interest payments during July, 1998. The Partnership originally owed $51.3 million exclusively in connection with the Puerto Rico License. As of December 31, 2004 the Partnership owes the FCC the principal amount of $33.6 million.

During the year ended December 31, 2004, the Partnership paid the amount of $11,009,302 including interest and principal.  The payment due in October 2004 was not made and was accumulated with its related interest and penalty charge of approximately $122,000.  The subsequent payment due in January 2005 was not made.

Build-Out Requirements

The Partnership has complied with its build out requirements for the Puerto Rico Licenses.

Employees

The Partnership, including its majority owned subsidiary NewComm, had approximately 378 employees at the end of 2004. On November of 2004, approximately 35 employees were terminated as part of an organizational restructuring plan.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to these reports, and other information with the Securities and Exchange Commission (“SEC”).  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1800-SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  We also make available, free of charge, through our Internet website (www.clearcommlp.com), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and if available, amendments to those reports filed or furnished pursuant to the Securities

Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2.  PROPERTIES

The Partnership leases office space in Hato Rey and Guaynabo, Puerto Rico.  In connection with the Partnership’s Puerto Rico Network, NewComm leases sites where its telephone switching equipment, relay stations and other equipment are located, as well as sites and kiosks in malls and shopping centers where it sells its services to the public.

ITEM 3.  LEGAL PROCEEDINGS

In August 2004, the Partnership retained the services of a consulting firm (other than its external auditors) to audit the operations and performance of NewComm under the management of TEM.  The results of the audit were reported to the Board of Directors of NewComm on September 30, 2004, with the conclusion that TEM had not performed adequately.  Under the Partnership’s direction, the Board of Directors of NewComm terminated TEM as the Manager of NewComm under the Management Agreement on October 28, 2004.

TEM filed for arbitration proceedings in accordance with the Joint Venture Agreement.  TEM alleges unlawful and wrongful termination of the Technology and Management Agreements.  The Partnership, on behalf of NewComm, intends to proactively demand and seek compensation for damages caused by what the Partnership believes was TEM’s nonperformance and breach of the Technology and Management Agreements. Javier O. Lamoso has assumed responsibility for the day-to-day management of NewComm since the termination of the Technology and Management Agreements.

From time to time the Partnership is involved in litigation arising from the ordinary course of business, some of which is ongoing.  The General Partner does not believe that any litigation involving the Partnership will have a material adverse effect on the Partnership’s business or financial condition.

Part II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no trading market for the Units, and it is unlikely that a trading market will exist at any time in the future.  Any transfer of the Units is severely restricted by certain conditions outlined in the Partnership Agreement, and requires the consent of the Partnership’s General Partner, SuperTel Communications Corp., which can be withheld in the General Partner’s sole reasonable discretion.

During the months of May and June of 2004, the Partnership conducted a voluntary tender offer program to all partners holding less than 2 Units.  The program was available to over 1,100 partners.  The price per Unit offered was $8,500.00. A total of 130 Unit-holders tendered their Units, amounting to approximately 140 Units re-purchased and representing approximately a 5% reduction of outstanding partnership Units.

As of December 31, 2004, the General Partner holds one general partnership interest, and approximately 1,445 investors hold an aggregate of 2,765.20 Units of limited partnership interest.  There are 3.3 Units held as treasury.

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

The availability of Cash Flow for distribution to the Investors is dependent upon the Partnership earning more than its expenses.  No assurance can be given that income in any given year will be sufficient to generate Cash Flow for distribution to the Investors or that there will not be cash deficits. Further, because operating expenses are subject to increases, and increases in revenue from Partnership operations may be subject to market limitations, income from the Partnership in any year may not be sufficient to generate Cash Flow.

Net losses from operations of the Partnership will be allocated as follows: first, to the Investors to offset any profits previously allocated to the Investors and second, 75% to the Investors in accordance with the number of Units held by each Investor and 25% to the General Partner.  The gain from a financing, refinancing, sale or other disposition of the Partnership’s assets (or from similar capital transactions) (collectively, “Capital Transactions”) will be allocated 75% to the Investors and 25% to the General Partner.  The loss from a Capital Transaction will be allocated in the same way that net losses from the Partnership’s operations are allocated.  Further adjustments to capital accounts may be required and are authorized by the Partnership Agreement to comply with the provisions of any future Internal Revenue Service regulations.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes selected consolidated financial data of the Partnership from the period from January 1, 2002 to December 31, 2002, from January 1, 2003 to December 31, 2003 and from January 1, 2004 to December 31, 2004.  This information should be read in conjunction with the Partnership’s audited consolidated financial statements and related notes thereto and management discussion contained herein.

Statements of Operations Data

	December 31,	December 31,	December 31,	Percent Increase/Decrease (-)
	2004	2003	2002	2004 vs 2003	2003 vs 2002
Revenues:
Service revenues	$100,336,047	$101,557,423	$99,779,656	-1%	2%
Handsets and accessories sales	4,665,889	7,336,689	8,177,441	-36%	-10%

Total Revenues	105,001,936	108,894,112	107,957,097	-4%	1%
Expenses:
Operating expenses	107,644,333	100,086,717	103,734,297	8%	-4%

Income (loss) from operations	(2,642,397)	8,807,395	4,222,800	-130%	109%

Interest expense	(9,470,793)	(13,312,468)	(16,212,644)	-29%	-18%

Depreciation and amortization	(17,811,034)	(17,272,191)	(14,171,258)	3%	22%

Loss before other income (expense)	(29,924,224)	(21,777,264)	(26,161,102)	37%	-17%
Other Income (expense)

Gain on sale of California Licenses	4,168	—	—	—	—

Gain on sale of investment in stock of subsidiary	—	—	13,000,000	—	-100%

Equity in net loss of subsidiary	(115,382)	(140,608)	(114,746)	-18%	23%

Interest income	126,827	213,369	249,661	-41%	-15%

Other	1,292	337	1,113	283%	-70%
Write-down of investment in subsidiary	(165,306)	—	—	-100%	—
Realized loss on sale of investment in securities	(56,518)	—	—	-100%	—
Loss on write-off of inventories	—	(4,742,559)	—	-100%	-100%
Write-off of discount on note payable to FCC	—	(3,913,661)	—	-100%	100%

Net loss	$(30,129,143)	$(30,360,386)	$(13,025,074)	-1%	133%

Net loss attributable to General Partner	$(30,129,143)	$(30,360,386)	$(13,025,074)	-1%	133%

Net loss attributable to Limited Partners	$—	$—	$—	—	—

Balance Sheets Data

	December 31,	December 31,	December 31,	Percent Increase/Decrease (-)
	2004	2003	2002	2004 vs 2003	2003 vs 2002
ASSETS:
Cash and cash equivalents	$10,612,430	$1,007,353	$22,709,786	953%	-96%
Cash in escrow account	—	1,500,000	—	-100%	100%
Accounts receivable, net	7,909,573	12,297,162	11,594,949	-36%	6%
Accounts receivable, other	4,204,524	7,457,028	6,483,255	-44%	15%
Insurance claim receivable	403,657	—	270,002	100%	-100%
Interest receivable	20,000	14,000	8,000	43%	75%
Inventories	1,304,392	3,908,736	10,461,112	-67%	-63%
Prepaid expenses	841,750	672,406	625,610	25%	7%
Investment in Securities	—	7,338,288	10,000,000	-100%	-27%
Leasehold rights, net	3,314,144	—	—	100%	0%
Investment in Subsidiary	247,959	397,980	277,254	-38%	44%
PCS licenses, net	46,750,449	57,517,974	57,517,974	-19%	0%
Deferred financing costs	635,824	774,363	901,235	-18%	-14%
Note receivable from officer	100,000	100,000	100,000	0%	0%
Property and equipment, net	80,546,773	90,753,422	101,931,922	-11%	-11%

	$156,891,475	$183,738,712	$222,881,099	-15%	-18%

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT):
Accounts payable and accrued Liabilities	$53,900,719	$40,224,333	$47,022,094	21%	-14%
Notes payable — short-term	122,548,553	113,816,297	82,647,544	20%	38%
Notes payable — long-term	99,423,894	117,390,809	150,505,987	-23%	-22%

Unitholders’ capital (deficit) 2,765.20 Units in 2004, 2,906.1 Units in 2003, 2002, and 1 general Partnership interest	(118,981,691)	(87,692,727)	(57,294,526)	36%	53%

	$156,891,475	$183,738,712	$222,881,099	-15%	-18%

BOOK VALUE PER UNIT	$(43,013)	$(30,165)	$(19,708)	36%	53%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Partnership was formed in January 1995 and is managed by its General Partner, SuperTel Communications Corp.  The Partnership was organized to acquire, own, consult and operate personal communication services (PCS) licenses in the Block C band and to take advantage of the benefits that the FCC has set aside for Entrepreneurs.  The Partnership is the controlling entity of NewComm, which in turn owns and operates two 15 MHz PCS licenses covering Puerto Rico (“the Puerto Rico Licenses”).

The Partnership owned certain PCS licenses in California.  On August 28, 2000, the Partnership entered into a Purchase and Sale Agreement with Leap Wireless International (“Leap Wireless”), pursuant to which the Partnership sold the Visalia-Porterville license to Leap Wireless in exchange for a $9,500,000 cash payment.  The sale was approved by the FCC and closed on June 8, 2001.

On November 26, 2003, the Partnership entered into a Purchase and Sale Agreement with Metro PCS pursuant to which the Partnership sold all of its remaining California Licenses.  The sale was approved by the FCC and the licenses were transferred to Metro PCS on April 15, 2004 for a $10,900,000 cash payment.  The Partnership has no other licenses in California.

The Partnership commenced commercial operations of its PCS network in Puerto Rico on September 24, 1999, when it began offering wireless services in Puerto Rico to the public.  Prior to that date, its revenues had consisted of interest income only.  Since the Partnership commenced commercial operations in 1999, the comparisons presented below may not be indicative of future operations.

The Partnership established its Puerto Rico network by forming a wholly owned subsidiary, NewComm, on January 29, 1999.  On February 4, 1999, the Partnership and NewComm entered into an agreement with TLD, whereby the Partnership contributed its two Puerto Rico Licenses to NewComm and TLD provided NewComm a $19,960,000 loan to develop the Puerto Rico Licenses.  TLD’s loan is pursuant to a secured convertible promissory note (the “Note”) which is convertible into 49.9% of NewComm’s equity.  The Note could not be converted without FCC authorization, which was granted in 2004.

The Partnership has agreed to sell shares in NewComm to TEM in sufficient amount to provide TEM with an additional 0.2% share interest in NewComm, enabling TEM to have a total of 50.1% control interest in NewComm.  The transaction involves a Stock Purchase Agreement, a Shareholders Agreement, and a Sale Agreement.  A summary of the terms of the sale and these agreements is provided below.

The Stock Purchase Agreement

The purchase price for the 0.2% share interest in NewComm will be determined after all conditions to closing are obtained.  The principal conditions for this closing are the closing of the long term financing for NewComm and the final approval by the FCC, which was granted in 2004.  At such time, the Partnership and TEM will select an internationally recognized investment-banking firm who will perform a valuation of the shares to be sold.  The investment banker will have an agreed upon period of time to prepare the valuation of the shares.  After delivery of the valuation, a closing will occur.

The investment banking firm will use a combination of various methodologies for its valuation, including:  discounted cash flows, comparable transactions and trading prices of comparable transactions, and trading prices of comparable publicly held companies; and in the application of such methodologies will use acceptable industry standards.  Payment will be in cash.

The Shareholders Agreement

In consideration of the sale of a controlling interest in NewComm a new Shareholders Agreement will become effective upon the closing of the Stock Purchase Agreement.  The Shareholders Agreement will incorporate all of the rights and benefits under the current Joint Venture Agreement, which include rights of first refusal, pre-emptive rights, drag-along rights, registration rights, piggy back rights, financial reporting and other rights.

In addition to the above, the Partnership will have approval rights with respect to a number of NewComm’s actions including the following: any transaction between NewComm and a shareholder or an affiliate of such shareholder, other than the Management Agreement and the Technology Transfer Agreement; the annual strategic business plan and operating budgets for each calendar year and any variations or modifications which individually or in the aggregate exceed 10 percent of the operating budget for such annual period; the appointment of the general manager, the director of finance and all directors of each division of NewComm, as well as the compensation of each such person, consent to which shall not be unreasonably withheld; the engagement of a new marketing consultant and the employment of marketing strategies, promotions, advertising and product development different from those in effect on the date hereof, consent to which shall not unreasonably be withheld; any modification to the Certificate of Incorporation or Bylaws of NewComm that would have an adverse effect on any rights granted to a shareholder thereunder or under applicable law; and any amendments or modifications to the Management Agreement or the Technology Transfer Agreement in effect as of the Effective Date.  The Partnership will have the right to appoint four directors and TEM will have the right to appoint five directors.

The Sale Agreement

The new Sale Agreement provides that the Partnership (or TEM) may trigger a shareholder obligation to sell NewComm.  Within 30 days of a notice of sale, TEM (or the Partnership as the case may be) would have the right to purchase the Partnership’s (or TEM’s) interest.  The purchase price to be paid at that time would be based on a valuation performed by the investment-banking firm that prepared the valuation under the Stock Purchase Agreement.

If TEM does not exercise its right to buy out the Partnership’s interest, the shareholders will be bound to proceed with the sales process to attempt a sale of NewComm.  All shareholders are bound to cooperate and undertake all that is necessary in that effort.  Further, the shareholders are bound to accept the highest price proposed by an interested buyer, which price must be payable in cash or freely tradable securities, or a combination thereof, and which must be for a price not less than the valuation prepared by the investment banker.

Some additional points are that at the closing of the sale of NewComm the Management Agreement and the Technology Transfer Agreement held now by TEM will terminate.  Also, no premium for controlling interest or discount for holding a minority interest in NewComm will apply.

The Sale Agreement shall continue in full force and effect even if the Stock Purchase Agreement with TEM, for whatever reason, does not close.

Project Finance Facility

With the signing of the Stock Purchase Agreement, ABN/AMRO (the “Bank”) has proceeded to work towards providing a $110 million Project Finance Facility for NewComm.

An agreement restructuring Lucent’s outstanding debt has been attained and it was executed on June 4, 2003.  The now outstanding debt to Lucent is $48.5  million and is payable over a six-year period at 8% annual interest rate.  On June 20, 2003, an agreement restructuring Alcatel’s debt was executed.  Alcatel’s credit is now $2.5 million at 6.5% payable over a three year period.

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

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions.  The Partnership has no off-balance sheet arrangements and believes that of its significant accounting policies (see Note 3 to the consolidated financial statements), the following may involve a higher degree of judgment and complexity.

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

Long-lived Assets - We continually evaluate long-lived assets to determine whether current events and circumstances warrant adjustment to the carrying values or amortization periods.  The Partnership measures impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition must be made.  If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.  The impairment loss, if any, is determined based on projected discounted future operating cash flows using a discount rate reflecting the Partnership’s average cost of funds.  No impairment loss was recognized during 2004, 2003 and 2002.  If the estimates used to measure impairment are insufficient for any reason, our net income or loss would be reduced or increased, respectively.

Valuation of Intangibles (PCS Licenses) – Because of the adoption by the Partnership of SFAS 142 (Goodwill and other Intangible assets) imposed by the FASB for calendar years commencing after December 31, 2001, PCS Licenses are no longer amortized and instead they are subject to periodic impairment testing.  Based on analysis of future cash flows and other related variables, we determined that no impairment adjustment was necessary for the years ended December 31, 2004, 2003 and 2002.  We will perform the impairment test at least every quarter or as soon as anything comes to our attention that could cause us to believe that the recorded balance of the PCS Licenses may be affected.  If the estimates used to measure impairment are insufficient for any reason, our net income or loss would be reduced or increased, respectively.

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

Results of Operations - 2004 Compared to 2003

The Partnership’s Consolidated revenues for the year ended December 31, 2004, which amounted to $105,001,936 ($108,894,112 in 2003), included $100,336,047 ($101,557,423 in 2003) in service revenues and $4,665,889  ($7,336,689 in 2003) in handset and accessories sales generated from NewComm’s wireless operations. The 36% decrease in handsets and accessories revenues is mainly due to handset unit pricing adjustments.  The 1% decrease in service revenues is related to a reduction of the subscriber base which was mostly offset by airtime consumption of existing customers and to a shifting of the customer base from prepaid customers to contract customers.  The Partnership’s operations are not materially affected by inflationary increases.  Any inflationary impact on the cost of products and services offered by the Partnership’s subsidiary, NewComm, is offset by pricing adjustments to the retail prices of handsets, accessories, and various offers available to the customers.

Expenses

Consolidated Operating expenses for the year ended December 31, 2004 totaled $107,644,333, as compared to $100,086,717 for the same period in 2003, as shown on the following table:

	2004	2003	Variances
Cost of handsets and accessories sold	$24,352,074	$22,523,576	8%
Salaries and benefits	15,642,745	15,169,673	3%
Provision for doubtful accounts	14,762,108	8,907,241	66%
Salesmen and dealers commissions	11,652,417	8,375,695	39%
Advertising expense	6,936,679	7,353,590	-6%
Rent expense	6,922,312	6,755,926	2%
Network operation and maintenance expense	4,479,139	5,559,349	-19%
Taxes, other than income	3,952,175	4,945,218	-20%
Interconnection expense	2,798,991	4,245,415	-34%
Services rendered by related parties	4,930,413	3,621,826	36%
Legal and consulting fees rendered by related parties	536,213	469,000	14%
Legal and professional services	2,700,917	2,682,232	1%
Other expenses	7,978,150	9,477,976	-16%

Total operating expenses	$107,644,333	$100,086,717	8%

The increase in expenses of 8% during 2004, as compared to 2003, is mainly due to the increase in the provision for doubtful accounts which resulted in additional $6 million reserves and is directly related to the full implementation of the new billings and collections software migration.  The increase in salesmen and dealers commissions is related to the shifting during the year from prepaid customer accounts to contract customers that triggers higher commissions.  The 19% decrease in network operation and maintenance expense is related to operational efficiencies obtain at the subsidiary level and to the sale of 12 network towers to a third party during the fourth quarter of 2004 as explained in Note 11 of the combined financial statements.

Net losses of $30,129,143 for 2004 and $30,360,386 for 2003 reflect the costs of competing in the Puerto Rico market against existing and new cellular and PCS operators in order to continue to develop and maintain a strong subscriber base.  Such losses include certain non recurring other income and expense items.  For instance, the loss before other income and expenses for 2004 totaled $29.9 million compared to $21.8 million in 2003.  The 37% increase in said losses is primarily attributed to the $6 million increase in the provision for doubtful accounts and the $3.8 million decrease in total revenues netted by a 29% reduction in the interest expense account.

Interest expense for the year ended December 31, 2004, totaled $9,470,793 as compared to $13,312,468 for the same period in 2003.  The decrease in interest expense during 2004 is primarily attributable to the restructuring of the Partnership’s Notes Payable (refer to Notes 12, 14 and 15 to the accompanying consolidated financial statements) and to downward trends of interest rates in the markets.  In 2004, the Partnership had interest income of $126,827, as compared to $213,369 in 2003.

Liquidity and Capital Resources

As of December 31, 2004, the Partnership had cash and cash equivalents amounting to $10,612,430, which resulted from the sale of the California Licenses to an independent group of investors as described in Item 7.

As part of the agreement with TEM, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that required Lucent to build a network that uses Code Division Multiple Access (“CDMA”) protocol. The total cost was approximately $125 million.  On June 4, 2003, Lucent’s outstanding debt was restructured for a six-year term with an interest rate of eight percent (8%) annually and due in September 2009.  As of December 31, 2004, $48,470,205 was outstanding under this financing agreement (refer to Note 15(a) to the accompanying consolidated financial statements).  During 2004 a total of $3 million were paid as principal payments.

Alcatel USA International Marketing, Inc. (“Alcatel”) was contracted to build part of the CDMA network. On June 20, 2003, NewComm and Alcatel entered into Amendment No. 2 to Promissory Agreement and Note dated as of December 28, 2001.  The final maturity date on the 6.5% annual interest rate note is December 20, 2005.  During 2004

$2,075,000 where paid for principal payments and $2,461,029 is outstanding as of December 31, 2004.

In addition, at December 31, 2004, the Partnership owes the United States Federal government approximately $33.6 million plus accrued interest at 6.5% in connection with the acquisition of its Puerto Rico PCS licenses.  In accordance to industry practices the note payable was recorded net of a discount that has been amortized in prior years.  Due to the refinancing of the debt that is expected to be completed before December 2005, the discount balance of $3,913,661 as of December 31, 2003 was written off and reflected as interest expense in the other expenses section of the accompanying statement of operations. (Refer to Note 15(c) to the accompanying consolidated financial statements). During the current year, the Partnership paid $9,073,831 in principal and interest related to this note.  Quarterly interest and principal payments due at the subsidiary level total $3.7 million and are funded through contributions made by the Partnership and amounts loaned by TEM.

The Partnership has a secured promissory note payable to TLD (now TEM), which bears interest at the floating rate of 90-day LIBOR plus 1.5% and was originally due in March 2004.  On January 1, 2004, this secured promissory note was amended to be due in December 2004, and to bear interest at 1%.  In addition, in January 2000 the joint venture agreement with TLD was amended to provide NewComm a revolving line of credit of approximately $30 million for working capital from TLD.  This loan was paid-off in December 2000 by means of a $60 million bridge loan (the “Bridge Loan Facility”) to NewComm from ABN-AMRO and BBVA (the “Banks”).  The original Bridge Loan Facility bore interest at 1.5% over 90-day LIBOR, which was originally supposed to expire on March 15, 2001, and was then extended until March 17, 2002, with an interest rate of .75% over 90-day LIBOR.  The Bridge Loan is now guaranteed by Telefónica Internacional, S.A. (“TISA”) and was extended again until April 30, 2005.  It is expected that the bridge loan will be replaced with a permanent Project Finance Facility of approximately $110 million.

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

Once TEM is able to convert its debt to 49.9% of NewComm, and the Partnership concedes to the sale of  0.2% control stock, the Partnership will own 38.3% of NewComm equity.

The Partnership anticipates that earnings and cash distributions derived from its Puerto Rico Network once it matures, interim and permanent financing and, if necessary, additional capital calls from its Investors or accessing the public capital markets, should provide it with the liquidity to meet its obligations

Results of Operations - 2003 Compared to 2002

The Partnership’s Consolidated revenues for the year ended December 31, 2003, which amounted to $108,894,112 ($107,957,097 in 2002), included $101,557,423 ($99,799,656 in 2002) in service revenues and $7,336,689 ($8,177,441 in 2002) in handset and accessories sales generated from NewComm’s wireless operations.  The increase in service revenues is primarily due to an increase during 2003 of the subscriber base.  The decrease in handset and accessories revenues is related to a reduction in the retail pricing of handsets.

Expenses

Consolidated Operating expenses for the year ended December 31, 2003 totaled $100,086,717, as compared to $103,734,297 for the same period in 2002.  During 2003, the Partnership’s expenses included  $ 22,523,576 ($20,297,712 for 2002) in costs of handset and accessories, $ 15,169,673 ($15,662,484 for 2002) in salaries and benefits, $ 2,682,232 ($9,915,770 for 2002) for legal and professional services, $17,272,191 ($14,171,258 for 2002) in depreciation and amortization, $8,907,241 ($9,854,591 for 2002) in provision for doubtful accounts, $46,713,169 ($41,933,902 for 2002) in interconnection, network maintenance, sales commissions, advertising, rent, taxes and other expenses, $4,165,826 ($5,808,374 for 2002) for services rendered by related parties and $ 282,280 ($262,164 for 2002) for management fees paid to the general partner. Variances in expenses such as legal and professional and services rendered by related parties are due to reclassification of accounts at the subsidiary level and are not related to actual variations in such accounts.  The decrease in expenses during 2003, as compared to 2002, is primarily associated with an overall decrease in operating expenses of $3.6 million resulting from cost control management implemented at the Partnership and subsidiary level.  The increase in salaries and benefits was offset by a decrease in legal and professional services and a reduction in the provision for doubtful accounts, due to better collection efforts and tighter credit policy.

Net losses of $30,360,386 for 2003 and $13,025,074 for 2002, reflect the costs of competing in the Puerto Rico market against existing and new cellular and PCS operators in order to continue to develop and maintain a strong subscriber base.  The increase of the net loss as compared to the prior year is primarily due to the fact that the 2002 loss was reduced by a $13 million gain on the sale of stock.  Accordingly, the operational loss for 2002 was $26 million.  The net loss of $30,360,386 for 2003 includes nonrecurring losses amounting to $8.6 million, such as the loss of $4,742,559 on the write off of inventory and the $3,913,661 write-off of the discount on note payable to the FCC which resulted from the debt restructuring which should be finalized during 2004. Therefore, the adjusted net loss for 2003 would be $21.8 million compared to the adjusted $26 million in 2002.  Therefore, the net loss for 2003 shows a reduction of approximately $4 million which is directly proportional to the reduction in operating expenses as described above.

Interest expense for the year ended December 31, 2003, totaled $13,312,468 as compared to $16,212,644 for the same period in 2002.  The decrease in interest expense during 2003 is primarily attributable to the restructuring of the Partnership’s Notes Payable (refer to Notes 12, 14 and 15 to the accompanying consolidated financial statements) and to downward trends of interest rates in the markets.  In 2003, the Partnership had interest income of $213,369, as compared to $249,661 in 2002.

Contractual Obligations

As of December 31, 2004 the Partnership’s contractual obligations including payments due by period, are as follows:

	Payments due by Periods
		Less than	1-3	3-5	More than
	Total	1 yr	years	years	5 years
Rental Commitments (1)	$26,075	$26,075	$—	$—	$—
Operating Lease Agreement (2)	19,123,987	6,362,828	4,051,337	7,044,469	1,665,353
Sales-Leaseback (3)	5,705,800	578,400	1,156,800	1,735,200	2,235,400
Notes Payable (4)	—	—	—	—	—
Lucent	48,470,205	6,000,000	14,500,000	25,929,632	2,040,573
Alcatel	2,461,029	2,461,029	—	—	—
FCC	33,620,245	16,133,067	17,487,178	—	—
TEM	62,097,930	36,769,293	25,328,637	—	—

Total Contractual Obligations	$171,505,271	$68,330,692	$62,523,952	$34,709,301	$5,941,326

(1). Rental commitments represent the balance due on the Partnership’s General Partner office lease which finalizes in July 2005.

(2). Operating Lease Agreement is related to the minimal annual rental commitments of the Partnership’s subsidiary at Guaynabo.

(3). Sales-Leaseback includes the principal and imputed interest payments on the lease agreement with Mountain Union for the lease of certain space on 12 towers.  Under the lease agreement, NewComm was granted a license to install, maintain and operate its wireless communications equipment and accessories on the towers for a 10 year period.

(4). Notes payable include the principal installments due by period on Lucent, Alcatel, FCC and TEM Notes.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership’s exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks.  The Partnership invests cash balances in excess of operating requirements in short-term money market funds.  As of December 31, 2004, the Partnership had cash equivalents and short-term investments of $10,612,430 consisting of cash and highly liquid, short-term investments in money market funds.

The Partnership’s cash and cash equivalents will increase or decrease by an immaterial amount if market interest rates increase or decrease, and therefore, its exposure to interest rate changes has been immaterial.  The Partnership’s loans payable to the FCC have a fixed interest rate of 6.5% and therefore are not exposed to interest rate risks.  The TLD Note relating to indebtedness of NewComm bears interest at the floating rate of the 90-day LIBOR plus 1% and is due six months from date of issuance but can be extended for periods of six months, thereafter.  Lucent’s debt was restructured on June 4, 2003 to a six-year term credit facility with an interest rate of eight percent (8%) annually.  As of December 2004, the outstanding principal balance owed to Lucent was $48.5  million.  The Bridge Loan bears an interest rate of 0.75% over 90-day LIBOR and is now guaranteed by TISA.  As part of this arrangement the Partnership agreed to pay an annual fee of 2% over half of this guarantee (or $30 million), or provide an equivalent cash collateral to the Banks.  This loan guarantee fee is not due until the sale of the Partnership’s interest in NewComm.  The Bridge Loan Facility has been extended again to April 30, 2005, with the option to extend by one or more additional periods of 30 days with the lender’s prior consent.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ClearComm, L.P.

Report of Independent Public Accountants — December 31, 2004, 2003, and 2002

Consolidated Balance Sheets - December 31, 2004, 2003, and 2002

Consolidated Statements of Operations for the years ended - December 31, 2004, 2003, and 2002

Consolidated Statements of Changes in Partners’ Deficit for the years ended - December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows for the years ended - December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

SuperTel Communications Corp.

Report of Independent Public Accountants – December 31, 2004, 2003, and 2002

Balance Sheets - December 31, 2004, 2003, and 2002

Statements of Income and Accumulated Deficit for the years ended December 31, 2004, 2003, and 2002

Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002

Notes to Financial Statements

All financial schedules have been omitted because they are not applicable or because the information required is included in the financial statements or notes thereto.

Report of Independent Public Accountants

To the Partners of
   CLEARCOMM L.P. AND SUBSIDIARY:

We have audited the accompanying consolidated balance sheets of CLEARCOMM L.P. (a Delaware Limited Partnership) AND SUBSIDIARY (together, “the Company”) as of December 31, 2004, 2003 and 2002, and the related consolidated statements of operations, changes in partners’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America as establish by the Auditing Standards Board of the American Institute of Certified Public Accountants.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClearComm, L.P. and Subsidiary as of December 31, 2004, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring operating losses, has a working capital deficit and a partners’ capital deficit, and has not yet obtained permanent financing for the cost of its network and its working capital needs which matters raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3(h), effective January 1, 2003, the Company changed its method of accounting for the amount of loss incurred on the sale of handsets to customers.  In addition, and as discussed in Note 3(k), effective January 1, 2002, the Company changed its method for assessing the recoverability of its intangible assets.

San Juan, Puerto Rico,
   February 9, 2005.

ClearComm, L.P.

Consolidated Balance Sheets

December 31, 2004, 2003, and 2002

	2004	2003	2002
CURRENT ASSETS:
Cash and cash equivalents	$10,612,430	$1,007,353	$22,709,786
Cash in escrow account	—	1,500,000	—
Accounts receivable, net of allowance for doubtful accounts of $9,429,779, $15,032,114 and $18,627,970, respectively	7,909,573	12,297,162	11,594,949
Accounts receivable, other	4,204,524	7,457,028	6,483,255
Insurance claims receivable	403,657	—	270,002
Interest receivable	20,000	14,000	8,000
Inventories, net	1,304,392	3,908,736	10,461,112
Prepaid expenses	841,750	672,406	625,610

Total current assets	25,296,326	26,856,685	52,152,714

INVESTMENT IN SECURITIES	—	7,338,288	10,000,000

INVESTMENT IN 49% OWNED SUBSIDIARY, AT EQUITY, net	247,959	397,980	277,254

PCS LICENSES	46,750,449	57,517,974	57,517,974

LEASEHOLD RIGHTS, net	3,314,144	—	—

DEFERRED FINANCING COSTS	635,824	774,363	901,235

NOTE RECEIVABLE FROM OFFICER	100,000	100,000	100,000

PROPERTY AND EQUIPMENT, net	80,546,773	90,753,422	101,931,922

Total assets	$156,891,475	$183,738,712	$222,881,099

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of notes payable	$61,363,389	$42,510,010	$22,647,544
Bridge Loan Facility	61,000,000	61,000,000	60,000,000
Capital lease obligation - current portion	185,164	—	—
Accounts payable and accrued liabilities	27,838,987	23,631,877	23,430,433
Accounts payable to related parties	20,785,979	16,592,457	16,700,443
Option deposit - PCS Licenses	—	1,500,000	—
Accrued interest	1,579,002	921,902	4,977,700
Deferred income	1,907,103	2,390,750	1,913,514

Total current liabilities	174,659,624	148,546,996	129,669,634

NOTES PAYABLE TO TELEFONICA MOVILES, S.A.	10,987,284	5,493,642	—
LONG-TERM NOTES PAYABLE, net of current portion	85,286,020	117,390,809	150,505,987
CAPITAL LEASE OBLIGATION, net of current portion	3,150,590	—	—
DEFERRED INCOME, net of current portion	1,789,648	—	—

Total liabilities	275,873,166	271,431,447	280,175,621

PARTNERS’ DEFICIT:
Limited partners’ capital (2,765.2, 2,906.1, 2,906.1 units issued and outstanding, respectively)	71,841,976	73,039,616	73,039,616
General partner’s capital (1 unit issued and outstanding)	100,000	100,000	100,000
Other comprehensive loss	—	(37,827)	—
Accumulated losses	(190,923,667)	(160,794,524)	(130,434,138)

Total partners’ deficit	(118,981,691)	(87,692,735)	(57,294,522)

Total liabilities and partners’ deficit	$156,891,475	$183,738,712	$222,881,099

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

Consolidated Statements of Operations for the years ended

December 31, 2004, 2003, 2002

	2004	2003	2002
REVENUES:
Service revenues	$100,336,047	$101,557,423	$99,779,656
Handset and accessories sales	4,665,889	7,336,689	8,177,441

Total revenue	105,001,936	108,894,112	107,957,097

OPERATING EXPENSES:
Cost of handsets and accessories sold	24,352,074	22,523,576	20,297,712
Salaries and benefits	15,642,745	15,169,673	15,662,484
Provision for doubtful accounts	14,762,108	8,907,241	9,854,591
Salesmen and dealers commissions	11,652,417	8,375,695	4,241,827
Advertising expense	6,936,679	7,353,590	8,461,265
Rent expense	6,922,312	6,755,926	7,766,611
Network operation and maintenance expense	4,479,139	5,559,349	8,057,442
Taxes, other than income	3,952,175	4,945,218	1,262,577
Interconnection expense	2,798,991	4,245,415	4,916,771
Services rendered by related parties	5,466,626	4,090,826	6,070,538
Legal and professional services	2,700,917	2,682,232	9,915,770
Other expenses	7,978,150	9,477,976	7,226,709

Total operating expenses	107,644,333	100,086,717	103,734,297

INCOME FROM OPERATIONS	(2,642,397)	8,807,395	4,222,800

INTEREST EXPENSE	(9,470,793)	(13,312,468)	(16,212,644)

DEPRECIATION AND AMORTIZATION	(17,811,034)	(17,272,191)	(14,171,258)

LOSS BEFORE OTHER INCOME (EXPENSE)	(29,924,224)	(21,777,264)	(26,161,102)

OTHER INCOME (EXPENSE):
Gain on sale of California License	4,168	—	—
Gain on sale of investment in stock of subsidiary	—	—	13,000,000
Realized loss on sale of investment in securities	(56,518)	—	—
Equity in net loss of 49% owned subsidiary	(115,382)	(140,608)	(114,746)
Interest income	126,827	213,369	249,661
Write-down of investment in subsidiary	(165,306)	—	—
Loss on write-off of inventories	—	(4,742,559)	—
Write-off of discount on note payable to FCC	—	(3,913,661)	—
Other	1,292	337	1,113

NET LOSS	$(30,129,143)	$(30,360,386)	$(13,025,074)

NET LOSS ATTRIBUTABLE TO GENERAL PARTNER	$(30,129,143)	$(30,360,386)	$(13,025,074)

NET LOSS ATTRIBUTABLE TO LIMITED PARTNERS	$—	$—	$—

NET LOSS PER UNIT ATTRIBUTABLE TO LIMITED PARTNERS	$—	$—	$—

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

Consolidated Statements of Changes in Partners’ (Deficit) for the years ended

December 31, 2004, 2003, 2002

				Other
	Limited Partners		General	Comprehensive
	Units	Amount	Partner	Loss	Total

BALANCES, December 31, 2001	2,906.1	$—	$(54,269,448)	$—	$(54,269,448)

DILUTION GAIN		7,500,000	2,500,000	—	10,000,000
				—
NET LOSS - 2002	—	(7,500,000)	(5,525,074)	—	(13,025,074)

BALANCES, December 31, 2002	2,906.1	—	(57,294,522)	—	(57,294,522)

COMPREHENSIVE LOSS:

Net loss for the year	—	—	(30,360,386)	—	(30,360,386)

Unrealized holding loss in investment securities	—	—	—	(37,827)	(37,827)

Net comprehensive loss	—	—	(30,360,386)	(37,827)	(30,398,213)

BALANCES, December 31, 2003	2,906.1	—	(87,654,908)	(37,827)	(87,692,735)

Net loss for the year	—	—	(30,129,143)	—	(30,129,143)

Realized holding loss in investment in securities	—	—	—	37,827	37,827

Reacquired partner’s units	(140.90)	—	(1,197,640)	—	(1,197,640)

BALANCES, December 31, 2004	2,765.20	$—	$(118,981,691)	$—	$(118,981,691)

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

Consolidated Statements of Cash Flows for the years ended

December 31, 2004, 2003, 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,129,143)	$(30,360,386)	$(13,025,074)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Depreciation and amortization	17,811,034	17,050,319	13,958,465
Equity in losses of unconsolidated subsidiary	115,382	140,608	114,746
Amortization of loan origination fees	—	221,872	212,793
Amortization of discount on note payable to FCC	—	2,404,215	3,388,039
Write-off on discount of note payable to FCC	—	3,913,661	—
Realized loss on sale of investment in securities	56,518
Inventory Reserve	—	4,742,559	—
Bad debt expense	14,762,108	8,907,241	9,854,591
Write-down of investment in subsidiary	165,306	—	—
Gain on sale of property and equipment and California License	(10,666)	—	—
Changes in operating assets and liabilities-
Increase in interest receivable	(288,067)	(4,000)	(6,000)
Increase in accounts receivable, before write-offs	(7,197,016)	(10,660,227)	(8,833,805)
Decrease (increase) in insurance claims receivable	(403,657)	270,002	1,226,322
Decrease (increase) in inventories	2,604,344	1,809,817	(155,858)
Decrease (increase) in prepaid expenses	(169,341)	(46,796)	26,673
Decrease (increase) accounts payable and accrued liabilities	1,860,195	201,443	(3,798,100)
Increase (decrease) in accounts payable to related parties	4,268,522	(32,986)	3,826,632
(Decrease) increase in accrued interest	1,836,597	(978,843)	6,516,694
Decrease in checks drawn in excess of bank balance	(82,469)	—	—
(Decrease) increase in deferred income	(682,098)	477,236	362,848
Total adjustments	34,646,692	28,416,121	26,694,040
Net cash provided by (used in) operating activities	4,517,549	(1,944,265)	13,668,966
CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of investment securities	7,319,598	2,616,584	—
Payment for the purchase of investment securities	—	—	(10,000,000)
Acquisition of property and equipment	(5,876,171)	(5,864,516)	(13,794,432)
Proceeds from the sale of property and equipment and California License	13,651,421	—	—
Payment for the investment in subsidiary	(130,667)	(261,334)	(392,000)
Net cash provided by (used in) investing activities	14,964,181	(3,509,266)	(24,186,432)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of shares of NewComm	$—	$—	$10,000,000
Proceeds from issuance of note payable to Telefonica Moviles	5,493,642	5,493,642	—
Principal payments of capital lease obligations	(23,813)	—	—
Payments for deferred financing costs	—	(95,000)	(207,297)
Payments made to reacquire partner’s units	(1,197,650)	—	—
Proceeds from extension of note payable to ABN/AMRO	—	1,000,000	—
Proceeds from issuance of notes payable to TLD	—	—	18,960,080
Payment of note payable to Lucent	(3,000,000)	(11,102,065)	—
Payment of note payable to Alcatel	(2,075,000)	(2,900,000)	(5,767,433)
Payment of notes payable to FCC	(9,073,832)	(8,645,479)	—
Net cash provided by (used in) financing activities	(9,876,653)	(16,248,902)	22,985,350
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,605,077	(21,702,433)	12,467,884
CASH AND CASH EQUIVALENTS, beginning of year	1,007,353	22,709,786	10,241,902
CASH AND CASH EQUIVALENTS, end of year	$10,612,430	$1,007,353	$22,709,786

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
INTEREST PAID	$7,916,260	$11,887,096	$6,314,000

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

Notes to Consolidated Financial Statements

December 31, 2004, December 31, 2003, and December 31, 2002

(1)          Reporting entity:

The Reporting Entity for purposes of these financial statements is ClearComm, L.P., a Delaware limited partnership (the “Partnership”), together with its subsidiary Newcomm Wireless Services, Inc., a Puerto Rico corporation (“NewComm” and, together with the Partnership, the “Company”).

The Partnership was organized on January 24, 1995, under the laws of the state of Delaware.  The Partnership was created to file applications with the Federal Communications Commission (FCC) under personal communications service (PCS) frequency Block C, originally restricted to minorities, small businesses and designated entities, to become a provider of broadband PCS.  The Partnership is scheduled to terminate on December 31, 2005, or earlier, upon the occurrence of certain specific events as detailed in the Partnership Agreement.  The Partnership’s General Partner is considering alternatives to dissolution, including an extension of the Partnership’s termination date that would require the consent of the Partnership’s partners.

SuperTel Communications Corp., a Puerto Rico corporation (“SuperTel”), is the Partnership’s General Partner and its share of the income and losses of the Partnership is 25% in accordance with the Partnership Agreement.  Approximately 1,600 limited partners also invested in the Partnership through a private placement.  On January 22, 1997, the Partnership was granted the PCS Block C licenses for Puerto Rico and certain cities in California.

On February 4, 1999, the Partnership entered into an agreement (the Joint Venture Agreement) with Telefónica Larga Distancia de Puerto Rico, Inc. (“TLD”) to jointly develop and operate certain PCS licenses in Puerto Rico.  Some relevant provisions of this agreement are the following:

•                  The Partnership transferred all of its Puerto Rico licenses including its related debt with the FCC (the Partnership’s contribution) to its subsidiary NewComm, a newly organized Puerto Rico corporation owned by the Partnership, in exchange for all of NewComm’s issued and outstanding common stock.  Subsequently, the Partnership sold part of its investment in NewComm, and since December 31, 2002, the Partnership owned 76.89% of NewComm’s issued and outstanding common stock.

•                  TLD lent approximately $20 million to NewComm by means of a secured convertible promissory note payable (the Promissory Note).  Payment of the Promissory Note is collateralized through the provisions of a separate agreement pursuant to which a security interest was imposed upon NewComm’s assets and a pledge and guaranty agreement issued by the Partnership.

•                  Once certain regulatory and other requirements are met, the Promissory Note may be converted into a certain number of shares of NewComm’s common stock corresponding to approximately 49.9% of NewComm.  On March 12, 2002, the Partnership agreed to sell an additional 0.2% of its shares in NewComm to TLD to bring TLD’s (now assigned to TELEFONICA MOBILES, S.A. or TEM) ownership to 50.1%; this transaction is subject to a third party valuation of NewComm’s stock and approval by the FCC.  During 2004, the Partnership and TLD received the approval from the FCC, but the conversion and additional sale of participation has not been consummated.

•                  NewComm and TLD entered into certain management and technology transfer agreements.  These agreements were terminated effective October 28, 2004.

•                  The Partnership and TLD entered into Shareholders and Sale Agreements.  The Shareholders’ agreement provides for general and specific protections and rights for the Partnership as a minority shareholder in

NewComm.  The Sale Agreement provides for an exit for the Partnership from NewComm at any time after May 12, 2003.  At the closing of the sale, the management and technology transfer agreements between the Company and several related entities (TEM and TISA) will terminate.  See Note (16).

•                  In August 2004, the Partnership retained the services of a consulting firm (other than its external auditors), to audit the operations and performance of NewComm under the management of TEM.  The results of the audit were reported to the Board of Directors of NewComm on September 30, 2004, with the conclusion that TEM had not performed adequately.  Under the Partnership’s direction, the Board of Directors of NewComm terminated TEM as manager under the management agreement on October 28, 2004. TEM has alleged unlawful and wrongful termination of the Technology and Management Agreements.  The Partnership, on behalf of NewComm, is proactively seeking compensation for damages caused by what the Partnership believes was TEM’s nonperformance and breach of the Technology and Management Agreements.

•                  The Partnership and TLD’s sale agreement shall continue in full force and effect even if the Stock Purchase agreement (“SPA”) with TEM, for whatever reason, does not close.  Notwithstanding, the SPA and the sale agreement are subject to the arbitration proceedings that were filed by TEM upon their termination as manager of NewComm.

The Company commenced commercial operations in September 1999, providing communications services to its customers.  Prior to that date, it was on its development stage.

On August 28, 2000, the Partnership entered into a Purchase and Sale Agreement with Leap Wireless International (Leap Wireless), pursuant to which the Partnership sold the Visalia, California license to Leap Wireless in exchange for a $9,500,000 cash payment.  The transaction closed on June 8, 2001.

NewComm received an aggregate equity investment of $25,000,000 ($10 million in 2000, $5 million in 2001 and $10 million in 2002) from Syndicated Communications Venture Partners IV, L.P. (“Syncom”), a third party, in exchange for a 15.39% ownership.

On March 2, 2002, the Partnership sold approximately 4.08% of its investment in NewComm to a group of investors led by Fleet Development Ventures for $13 million.

During 2004, the Partnership sold it California PCS licenses to a third party.  See note (9).

As of December 31, 2004, 2003 and 2002, common stockholders of NewComm (Class A and Class C) and their percentages of ownership were:

ClearComm, L.P.	76.89%
Syndicated Communications Venture Partners IV, L.P.	15.39%
Fleet Development Ventures, LLC	2.97%
Opportunity Capital Partners IV, L.P.	2.97%
Power Equities, Inc.	1.78%

100.00%

(2)          Going concern issues and financing arrangements:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company commenced operations in September 1999 and has incurred net losses of approximately $30.1 million in 2004, $30.4 million in 2003 and $13.0 million in 2002.  It also has a working capital deficiency and a stockholders’ deficit of $149 million, and $119 million, respectively, as of December 31, 2004.  The Company is likely to continue incurring losses until such time as its subscriber base generates revenue in excess of the Company’s expenses.  Development of a significant subscriber base is likely to take time, during which the

Company must finance its operations by means other than its revenues.

As part of the agreement with TLD, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that requires Lucent to build a network that uses Code Division Multiple Access (“CDMA”) protocol. NewComm has incurred approximately $119 million in the construction of this network.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61 million of the total amount of network construction costs, at the time, under a formal financial agreement.  On June 4, 2003, NewComm entered into a Senior Credit Agreement with Lucent, which extends the maturity date of the $61 million to September 30, 2009, with interest at 8% annually.  See Note 15(a).

Alcatel USA International Marketing, Inc. (“Alcatel”) was contracted to build part of the CDMA network.  On December 18, 2001, NewComm had outstanding invoices and past due interest to Alcatel totaling $14,361,732.  On that day, NewComm and Alcatel entered into a Promissory Agreement and Note for said amount at an interest rate of 14%, and an original maturity date of March 25, 2002.  This Promissory Agreement and Note was amended with an extension of payment until November 25, 2002.  On May 23, 2002, NewComm paid Alcatel $6 million, including interest of $646,000.  On June 20, 2003, the Promissory Note was amended to provide for the orderly repayment of the principal and accrued interest on the Note, extending its maturity to December 20, 2005 and decreasing the interest rate to 6.5%.  In June 2003, NewComm repaid $2 million of principal and $337,372 of accrued interest owed.  During 2004, NewComm repaid $2,075,000 of principal and $234,439 of accrued interest owed.  See Note 15(b).

During November 2000, NewComm entered into a $60 million bridge loan agreement (the “Bridge Loan Facility”) with a commercial bank (originally it was two commercial banks).  The Bridge Loan Facility is guaranteed by Telefónica Internacional, S.A. (“TISA”), and a maturity date has been fixed at April 30, 2005, with the option to extend by one or more additional periods of 30 days with the lender’s prior consent.  By means of letter agreement between and amongst the Partnership, Telefónica Móviles S.A. (TEM) and Telefónica, S.A. (TEF), the latter two have agreed to issue a corporate guarantee to cover the refinancing of this Bridge Loan and $42.6 million owed to the FCC.  During 2003, NewComm received an additional $1 million advance under the terms of this facility. This arrangement provides for no amortization of principal until the fifth anniversary of the facility and was subject to the FCC issuing an approval order authorizing the sale to TLD of a .2% ownership interest in NewComm.  Such approval was issued during 2004.

During 2004 and 2003, NewComm received $5,493,642 each year in advances from Telefónica Móviles, S.A., to comply with the payment requirements on the FCC debt.  See Note 14.

Management believes that the Company has complied with all the requirements for obtaining the permanent financing arrangements discussed above and believes that cash and cash equivalents on hand, anticipated growth in revenues, vendor financing and this permanent financing will be adequate to fund its operations, at a minimum, through the end of 2005.  However, in the absence of improved operating results and cash flows, and the closing of this contemplated permanent financing, the Company may face liquidity problems to fund its operations and meet its obligations.  However, and because of the existence of these matters, substantial doubt exists as to the Company’s ability to continue operating as a going concern.  The accompanying financial statements do not include any adjustments that might result should permanent long-term financing not be obtained.

(3)          Summary of significant accounting policies:

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

(b)           Investment in securities –

The Company classifies its securities as available-for-sale.  The securities consist of income funds, which are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in partners’ capital.  Realized gains and losses are included in earnings and are calculated using the specific identification method for determining the cost of the securities.

(c)           Investment in subsidiary at equity –

The Partnership’s investment in Internet Surfing Store of Puerto Rico, Inc. (“ISS”) is accounted for under the equity method of accounting whereby the investment is carried at the cost of acquisition adjusted for the Partnership’s share of ISS’s earnings or losses since the date of acquisition.

(d)           Comprehensive income –

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income.  Comprehensive income represents operational net income plus all other changes in net assets from non-owner sources.  SFAS No. 130 requires presentation of comprehensive income and its components in the financial statements.

During the year ended December 31, 2003, the Company’s comprehensive loss was limited to its investment in available-for-sale securities. This loss was realized during the year ended December 31, 2004, when the securities were redeemed.

(e)           Cash and cash equivalents –

For the purpose of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with maturity at acquisition of three months or less to be cash equivalents.

(f)             Accounts receivable –

Accounts receivable consist principally of trade accounts receivable from customers and are generally unsecured and due within 30 days.  Credit losses relating to these receivables consistently have been within management’s expectations.  Expected credit losses are recorded as an allowance for doubtful accounts.

(g)          Allowance for doubtful accounts –

Allowance for doubtful accounts provides for estimated losses on accounts receivable.  The allowance is established based upon a review of the aggregate accounts, historical write-off experience, economic condition, aging of the accounts receivable balances, and other pertinent factors.  Account losses are charged and recoveries are credited to the allowance for doubtful accounts.  The collection policies and procedures of the Company vary by credit class and prior payment history of subscribers.

(h)          Inventories –

The Company maintains inventories of wireless handsets and accessories held for sale to customers.  Inventories are recorded at the lower of average cost (which approximates first-in, first-out) or market (which approximates replacement cost from suppliers).  As an inducement to obtain new customers, the Company may sell handsets to customers for a price that is less than cost.  The loss on such sales is recognized at the time of sale in accordance with practice in the industry.

Effectively January 1, 2003, the Company changed its method to account for the loss on sale of handsets to customers, from the recognition of such loss at the time of sale, to the establishment of an inventory reserve to account for that loss at the end of each accounting period.  Management believes that this new method better matches costs and revenues.

In accordance with Accounting Principle Board Opinion No. 20, “Accounting Changes”, the change in accounting method explained above, requires the determination of the cumulative effect, as if the newly adopted method had been applied during all periods affected.  In this specific situation, the retroactive application and determination of pro-forma information is impracticable, because the effects are not determinable, since it requires assumptions about management’s intent in prior period, and significant management estimates.  The effect of the change on net income for the year ended December 31, 2003 was $4,742,559.

Allowance for inventory losses provides for estimated losses on inventory for obsolescence and for the lower of cost or market method.  The allowance is established based upon a review of existing array of inventory models, the average selling prices aggregate accounts and other pertinent factors.  Account losses are charged to the inventory reserve accounts.

(i)             Deferred financing costs –

Represents debt financing costs capitalized and amortized as interest expense over the terms of the underlying obligations.

(j)             PCS licenses –

This amount represents costs primarily incurred to acquire Federal Communications Commission (FCC) licenses to provide wireless services.  The licenses expire in January 2007 unless renewed.  However, FCC rules provide for renewal expectancy provisions.  The Company expects to exercise the renewal provisions.

The Puerto Rico licenses were being amortized over a time period of twenty years.  The Company capitalized the interest related to the debt pertaining to the Puerto Rico licenses during the development stage, which amounted to $12,174,000.  However, such capitalization was discontinued in September 1999 when the commercial operations started.

Effective with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002, these licenses costs, no longer being amortized, are subject to impairment testing (See note 3 (k)).

(k)         Adoption of Statement of Financial Accounting Standard (SFAS) No. 142 –

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition, as well as how they are to be accounted for after they have been initially recognized in the financial statements.

Effective with the adoption of this standard, the Company reassessed the useful lives of previously recognized intangible assets, which consist primarily of FCC licenses that provide the Company with exclusive rights to utilize a certain radio frequency spectrum to provide wireless communications services.  While FCC licenses are issued for only a fixed period of time, generally ten years, such licenses are subject to renewal by the FCC.  Renewals of FCC licenses have occurred routinely and at a nominal cost.  Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of its FCC licenses.  As a result, the FCC licenses will be treated as an indefinite-lived intangible asset under the provisions of SFAS No. 142 and will not be amortized but rather will be tested for impairment annually or when events and circumstances warrant.

The Company has elected to test for the FCC license impairment as of December 31st of each year.  The Company utilizes a fair value approach, incorporating discounted cash flows, to complete the test.  The discounted cash flow model estimates the required resources and eventual returns from the build-out of an operational network and acquisition of customers, starting with only FCC licenses.  In this matter, the cash flows are isolated as specifically pertaining to the FCC licenses (present value of free cash flow attributable to the licenses).

The Company has completed its 2004 testing and has determined that there has been no license impairment.

(l)             Property and equipment –

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

(m)       Software capitalization –

The Company capitalizes certain direct development costs associated with internal use software, including external direct cost of materials and services, and internal payroll costs for employees devoting time to software development.  These costs are included in property and equipment and are amortized beginning when the software is substantially ready for use.  Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred.  The Company also capitalizes initial operating-system software costs and amortizes them over its useful life.

(n)          Accounting for impairment of long-lived assets –

The Company continually evaluates its long-lived assets, based on the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to determine whether current events and circumstances warrant adjustment of the carrying values or amortization periods.  The Company measures impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition must be made.  If the carrying amount of a long-lived asset is not recoverable from its projected future undiscounted cash flows, an impairment loss is recognized.  The impairment loss, if any, is determined as the difference between the carrying amount and fair value of the asset.  No impairment loss was recognized during the years ended December 31, 2004, 2003 and 2002.

(o)           Revenue recognition –

The Company earns service revenues by providing access to its wireless network (access revenue) and for usage of its wireless system (airtime revenue).  Access revenue is billed in advance and recognized ratably over the service period.  Airtime revenue, including roaming revenue and long-distance revenue, for postpaid customers is billed in arrears based on minutes used and is recognized when the service is rendered.  Prepaid airtime sold to customers is recorded as deferred revenues prior to the commencement of services, and revenue is recognized when airtime is used or expires.  Access and airtime provided are billed throughout the month according to the billing cycle in which a particular subscriber is placed.  As a result of billing cycle cut-off times, the Company is required to make estimates for service revenues earned but not yet billed at the end of each month.

These estimates are based primarily upon actual and historical minutes of use.  The Company defers revenue based on an estimate of the portion of minutes expected to be utilized prior to expiration.  The Company’s estimate of expected future revenue is primarily based on historical experience as to minutes of use.

Roaming revenues include revenues from certain customers who roam outside their selected home coverage area, referred to as “incollect” roaming revenues, and revenues from other wireless carriers for roaming by their customers on the Company’s network, referred to as “outcollect” roaming revenues.

The Company offers enhanced services including caller ID, call waiting, call forwarding, three-way calling, no answer/busy transfer, text messaging and voice mail.  Generally, these enhanced features generate additional revenues through monthly subscription fees or increased wireless usage through utilization of these features.  Other optional services, such as unlimited mobile-to mobile calling, roadside assistance and handset insurance, may also be provided for a monthly fee.  These enhanced features and optional services may be bundled with package rate plans or sold separately.  Revenue for enhanced services and optional features is recognized as earned.

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

(p)           Loyalty points program –

In October 2003, the Company commenced a Loyalty Points Program (the “Program”) for its customers. The Company determined a redemption percentage of 15% to compute the end-of-year estimated liability for awards redemption. This percentage of redemption was re-evaluated during the year and remained the same.  The Company charged the cost of operating the program to selling expenses and the estimated cost of award redemption to the cost of products available for redemption.

Effective December 31, 2004, the loyalty points program was eliminated and as a consequence, management has determined that all accumulated points have to be redeemed over a period of 24 months or, otherwise, will be lost.

(q)           Advertising costs –

The Company expenses production costs of print, radio and television advertisements and other advertising costs as such costs are incurred.

(r)           Income taxes –

Under U.S. tax rules the Partnership is not subject to income tax; however, and only for Puerto Rico tax purposes, the Partnership and NewComm accounts for income taxes in accordance with the asset and liability method of accounting for income taxes prescribed by the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry-forwards.

(s)           Fair value of financial instruments –

The carrying amount of the Company’s financial instruments (excluding notes payable and the Bridge Loan Facility):  cash, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to the short period to maturity.

Management believes, based on current interest rates, that the fair value of its notes and the Bridge Loan Facility approximates the carrying amount.

(t)             Concentration of credit risk:

Financial instruments that potentially expose the Company to concentration of credit risk include cash and accounts receivable.  The Company maintains its deposit accounts with several high quality financial institutions.  The funds deposited in these institutions are insured by the Federal Deposit Insurance Corporation for aggregate customer balances up to $100,000.  While the Company attempts to limit any financial exposure, its deposit balances may, at times, exceed federally insured limits.  The Company has not experienced any losses on such accounts.

The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral for accounts receivable arising during the normal course of doing business.  Concentration of credit risk is limited due to the large number of customers comprising the Company’s customer base, but is highly dependent on the strong competition among the companies who provide personal communication services in Puerto Rico.  No customer accounted for more than 10% of revenues in the years presented.

The Company relies on local and long-distance telephone companies and other companies to provide certain communication services.  Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could potentially have an adverse impact on operating results.

The Company relies on roaming agreements with other wireless carriers to permit the Company’s customers to use their networks in areas not covered by the Company’s networks.  If these providers decide not to continue those agreements due to a change in ownership or other circumstances, this could cause a loss of service in certain areas and possible loss of customers.

The Company’s inventories are currently acquired from only a few sources.  If the suppliers are unable to meet the Company’s needs as it continues to sell service and handsets, delays and increased costs or losses of potential customers could result, which would adversely affect operating results.

(u)          Use of estimates –

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

(v)            Sale and leaseback transactions –

The Company follows the provisions of SFAS No. 13 and SFAS 98, “Accounting for Leases” to account for the sale and leaseback of equipment during the year.  Based on the provisions of this statement, any profit or loss resulting from the sale of the equipment is deferred and amortized over the lease term.  On the other hand, since the leaseback was considered to be a capital lease, the related equipment is capitalized and amortized over its estimated life.  See Note 11.

(w)         Leasehold rights –

The network communication transmission space acquired during 2004, as part of the sale and leaseback transaction of 12 towers, has been capitalized as leasehold rights and amortized over the 10-year period of the lease contract, using the straight-line method.  See Note 11.

(x)           Deferred revenue –

Deferred revenue represents up-front payments on a portion of the airtime usage charged to customers recorded as revenue when earned. It also includes the profit resulting from the sale and leaseback transaction that is being amortized over the 10-year period of the lease contract, under the straight-line method.

(y)           Reclassification –

Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 and 2003 financial statement presentation.

(4)          Recent accounting pronouncements:

a)              In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIE’s”) and how to determine when and which business enterprise should consolidate the VIE.  This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.

In December 2003, the FASB issued a revision of the interpretation No. 46 to defer the implementation, clarify some of its provisions and to exempt certain entities from its requirements.  Management does not expect that the application of this standard will have any effect on the Company’s consolidated results of operations or its financial condition.

b)             In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (FAS-150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  FAS-150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position.  These financial instruments include: (1)

mandatory redeemable financial instruments, (2) obligations to repurchase the issuer’s equity shares by transferring assets, and (3) obligations to issue a variable number of shares.  With limited exceptions, FAS-150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not expect that the adoption of FAS-150 will have a material impact on its consolidated results of operations and financial position.

c)              In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (FAS-149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  FAS-149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133, Accounting for Derivative Instruments and Hedging Activities.  FAS-149 is effective for contracts entered into or modified after June 30, 2003.  The Company does not expect that the adoption of FAS-149 will have an impact on its consolidated results of operations and financial position.

d)             In December 2003, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 132 (FAS-132R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, which replaces the previously issued Statement.  FAS-132R increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans.  However, it does not change the measurement or recognition of those plans as required under FAS-87, Employers’ Accounting for Pensions, FAS-88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and FAS-106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.  Specifically, FAS-132R requires companies to provide additional disclosures about pensions plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans.  Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories.  The Company is currently evaluating the effect of this pronouncement on its financial statement disclosures.

(5)          Allowance for doubtful accounts:

(a)          Accounts receivable customers –

The activity in the accounts receivable customers’ allowance for doubtful accounts during the years ended December 31, was as follows:

	2004	2003	2002
Beginning balance	$15,032,114	$18,627,970	$18,404,570

Provision for doubtful accounts	14,485,467	8,540,283	9,854,591

Accounts receivable written off, net	(20,087,802)	(12,136,139)	(9,631,191)

Ending balance	$9,429,779	$15,032,114	$18,627,970

(b)          Accounts receivable others –

Accounts receivable others represent mainly balances due from other communication providers with which the Company has interconnection agreements and to balances due from external dealers for either cellular units sold or deposits received from customers.  At year-end, the Company established an allowance for doubtful accounts for the accounts receivable, others, amounting to $276,641 and $366,958 in 2004 and 2003, respectively, that was included as part of the provision for doubtful accounts in the accompanying statements of operations.

(6)          Inventories:

Inventories at December 31 consist of:

	2004	2003	2002

Handsets	$4,341,975	$8,386,968	$10,036,851

Accessories and other	—	264,327	424,261

Total inventories	4,341,975	8,651,295	10,461,112

Reserve for losses on sale of handsets	(3,037,583)	(4,742,559)	—

Net inventories	$1,304,392	$3,908,736	$10,461,112

(7)          Investment in securities:

As of December 31, 2003, the Company had invested in mutual funds with a cost of $7,376,116.  The fair value of such funds as of December 31, 2003 amounted to $7,338,288; therefore, the Company recognized a comprehensive loss resulting from the unrealized holding loss on investment of $37,827.  The investments were redeemed during 2004.

(8)         Investment in subsidiary:

During the year ended December 31, 2002, the Partnership acquired a 49% interest in Internet Surfing Stores of Puerto Rico, Inc., (ISS), a company which is engaged in the development of internet surfing galleries, targeted to the segment of population that does not own computers.  Total amount invested during the years ended December 31, 2004, 2003 and 2002 amounted to $130,667, $261,334 and $392,000, respectively.  The Partnership’s investment in this company is accounted for on the equity method of accounting.  Equity in losses for the years ended December 31, 2004, 2003 and 2002 amounted to $115,382, $140,608 and $114,746, respectively.

During the year ended December 31, 2004, the Partnership wrote-down $165,306 of its investment in eMilios due to unfavorable market conditions in the store located in Mayaguez, which resulted in the closing of such store and questionable market value and uncertainty regarding future profitability.

The unaudited financial position and results of operations of the Partnership’s equity investment are summarized below:

Condensed balance sheets information (as of December 31, 2004, 2003 and 2002):

	2004	2003	2002

Current assets	$36,832	$14,367	$9,028

Non-current assets	312,475	480,087	390,596

Total assets	$349,307	$494,454	$399,624

Liabilities	$63,153	$9,679	$31,576

Equity	286,154	484,775	368,048

Total liabilities and equity	$349,307	$494,454	$399,624

Condensed statements of operations information (for the years ended December 31, 2004, 2003 and 2002):

	2004	2003	2002

Net revenues	$221,729	$170,757	$16,221

Net loss	$(235,473)	$(286,955)	$(234,175)

(9)                      Investment in PCS licenses:

PCS licenses at December 31 consist of:

	2004	2003	2002

PCS licenses in use (Puerto Rico)	$52,696,295	$52,696,295	$52,696,295
Accumulated amortization	(5,945,846)	(5,945,846)	(5,945,846)

Net	46,750,449	46,750,449	46,750,449
PCS licenses not in use (California)	—	10,767,525	10,767,525

Total	$46,750,449	$57,517,974	$57,517,974

Each of the Company’s C-Block licenses is subject to an FCC requirement that the Company constructs network facilities that offer coverage to at least one-third of the population in the market covered by such license, within five years following the grant of the applicable license and to at least two-thirds of the population within ten years following the grant.  Although the Company’s build-out plan calls for it to exceed these minimum requirements, failure to comply with these requirements could result in the revocation of the related licenses of the imposition of fines on the Company by the FCC.

On November 26, 2003, the Partnership entered into an Agreement for Purchase and Sale of Licenses with MetroPCS California/Florida, Inc. for the sale of the licenses.  The adjusted selling price was $10,934,414, of which the Partnership received $1,500,000 as an option deposit during the year ended December 31, 2003.  The licenses were sold during the year ended December 31, 2004, together with its related network infrastructure, with a book value at the sale date of $162,721.  Net gain in the sale of the California licenses amounted to $4,168.

(10)               Property and equipment:

Property and equipment at December 31 consist of:

	Estimated Useful Lives (In Years)	2004	2003	2002

Network infrastructure equipment	10	$120,874,321	$119,201,947	$113,011,633
Leasehold improvements	5	5,651,228	5,126,022	4,906,427
Furniture and fixtures	5	24,499	24,499	23,964
Computer and office equipment	5	16,435,869	18,373,984	12,991,121
Vehicles	5	375,499	665,682	706,639
Network infrastructure equipment located in California, not yet placed in service		—	—	185,967
California equipment	10	—	185,967	—

Total		143,361,416	143,578,101	131,825,751

Less: accumulated depreciation and amortization		(66,290,076)	(52,908,766)	(35,890,721)

Total		77,071,340	90,669,335	95,935,030

Network under construction		3,475,433	84,087	5,996,892

Property and equipment, net		$80,546,773	$90,753,422	$101,931,922

(11)               Sale and leaseback:

During the year ended December 31, 2004, the Company sold 12 network towers to a third party and leased back certain tower space, at a fixed monthly fee.  Following the provisions of SFAS No. 13 and 98, the Company accounted for this transaction as a “sale and leaseback”.  Accordingly, the leased interest in the towers was capitalized as a leasehold right for a total amount of $3,359,566, which represents the present value of the lease payments the Company will have to make throughout the term of the agreements, at an imputed interest rate of 12%.  The income generated on the sale, which amounted to $2,015,498, was deferred and will be amortized over a 10-year period, which is the term of the lease.  Deferred income recognized and leasehold amortization for the year ended December 31, 2004 amounted to $27,397 and $45,422, respectively.  See related Note (18)(a)(iii).

(12)               Short-term notes payable – Bridge Loan facility:

During November 2000, NewComm entered into a $60 million bridge loan agreement (the “Bridge Loan Facility”) with ABN-AMRO and BBVA (the “Bank”) with interest at 1.5% over 90-day LIBOR, which expired on March 15, 2001, and was extended until June 22, 2001, with interest at 2.50% over 90-day LIBOR.  The Bridge Loan Facility was then extended until March 17, 2002, with interest at .75% over 90-day LIBOR.  The Bridge Loan Facility is guaranteed by TISA and is 100% issued by ABN-AMRO, and its maturity date has been extended to April 30, 2005, with the option to extend by one or more additional periods of 30 days with the lender’s prior consent.  During 2003, NewComm received an additional $1 million advance under the terms of this facility.  On December 18, 2003, the applicable interest margin was reduced to LIBOR plus 0.40%, for the period commencing January 2004.

This bridge loan agreement includes various affirmative and negative covenants.  As of December 31, 2004, NewComm was in compliance with the requirements under such covenants.

(13)               Accounts payable and accrued liabilities:

Accounts payable and accrued liabilities at December 31 consist of:

	2004	2003	2002
Trade	$19,431,945	$16,456,872	$17,609,462
Network construction costs	2,370,676	59,339	483,211
Other accounts payable and accrued liabilities	6,036,366	7,115,666	5,337,760

Total	$27,838,987	$23,631,877	$23,430,433

(14)               Notes payable to Telefónica Móviles, S.A. -

During 2003, NewComm received the principal sum of $5,493,642 from Telefónica Móviles, S.A., (TEM) a Spanish corporation and affiliated company through common management.  During January, April and July 2004, NewComm received additional advances from Telefónica Móviles, S.A. in the amount of $1,831,214 each, with the same terms and conditions.

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

(15)               Long-term notes payable:

(a)          Lucent Technologies –

During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount due under the network construction payable.  The financing agreement was restructured as a Promissory Note on September 26, 2001, with a principal sum of $60.5 million plus interest, due March 15, 2002.  The interest rate on the Promissory Note was 14%, which increased to 16% if the promissory note was not satisfied by March 15, 2002.  NewComm was then given an extension on March 8, 2002 by means of an Allonge Letter.  The letter came about as a result of the signing of the Stock Purchase Agreement with TLD (refer to Note 1) which agreement reduced the interest rate to 8%.

During June 2003, NewComm and Lucent entered into a Senior Credit Agreement which refinanced the balance of the existing promissory note balance.  The interest rate remained at 8% per annum and the maturity date was extended to September 2009.  As part of the refinancing agreement, NewComm was required to make two principal payments of $5,551,032 each, made during the first quarter of 2004.

The note payable is guaranteed by a security agreement covering most of NewComm’s assets, as defined.

During the year ended December 31, 2004, NewComm paid the amount of $3,000,000.00 for principal payments.

The Senior Credit Agreement with Lucent includes various affirmative, negative and financial covenants.  As of December 31, 2004, NewComm was in compliance with the requirements under such covenants.

(b)          Note payable to Alcatel and Promissory Agreement –

On December 18, 2001, NewComm had outstanding invoices, payables, and past due interest due to Alcatel totaling $14,361,732.  In May 2002 NewComm paid Alcatel $6,000,000 of which $5,437,184 was applied to the principal balance. As per agreement the annual interest rate was fixed at 8%.  During June 2003, the promissory agreement and note was amended as follows:

•                  Interest rate was reduced to a fixed rate of 6.5% per annum.

•                  Final maturity date will be December 20, 2005.

NewComm made the following payments as a result of the amendment:

• Within three business days after June 20, 2003 - $2,000,000 for principal.

• On June 20, 2003, $337,372 for accrued interest.

• Within three business days after June 20, 2003 - $184,118 for outstanding invoices.

During the year ended December 31, 2004, NewComm paid the amount of $2,075,000 in principal payments.

The loan agreement with Alcatel includes various affirmative and negative covenants.  As of December 31, 2004, NewComm was in compliance with the requirements under such covenants.

(c)          FCC notes –

Originally, the Company had approximately $51,340,000 in long-term debt related to the PCS licenses granted to the Company by the FCC.  This debt consists of notes payable bearing interest at 6.5% and guaranteed by the PCS licenses obtained.  In accordance with industry practice, the Company recorded the PCS licenses and the related debt at their net present value, based on the Company’s estimate of borrowing costs for debt similar to that issued by the FCC.  The discount rate used by the Company was 12.82%.  These notes are payable to the FCC as follows:

•                  Quarterly interest payments of $834,268 through April 2003.

•                  Quarterly principal and interest payments of $3,669,768 from April 2003 through January 2007. (These quarterly payments have been made from funds loaned by TEM).

During the year ended December 31, 2004, the Company paid the amount of $11,009,302 including interest and principal.  The payment due in October 2004 was not made and was accumulated with its related interest and penalty charge of approximately $122,000.  The subsequent payment due in January 2005 was not made.

As of December 31, 2003, management from the Company, TEM and TEF believed that they had enough and strong evidence that the refinancing of the Bridge loan and the FCC debt would be completed before the end of 2004.  Even with the FCC’s approval of the conversion of the TLD Notes (see below) neither the refinancing of the Bridge Loan nor the FCC Note were completed during 2004.  As of the date of these financial statements, management was still in negotiations with TEM regarding the future payments and guarantees of these two debts.

Because of the evidence available as of December 31, 2003, the Company’s management adjusted the balance as of that date of the FCC debt discount, which amounted to $3,913,661.  Following SFAS No. 145, “Rescission of FASB Statements No 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, the loss resulting from the adjustment of the FCC debt discount has been reflected as interest expense in the other expenses section of the accompanying statement of operations.

(d)          TLD notes –

Originally, the Company had a secured promissory note (the “Promissory Note”) payable to TLD amounting to $19,960,000, which bore interest at the floating rate of the 90-day LIBOR rate plus 1-1/2% and the balance of $24,852,533 was due in March 2004.  The principal amount of the Promissory Note, as amended, shall be converted into NewComm’s shares of common stock, as follows:  (i)  shares of NewComm’s Class A common stock in an amount equal to thirty-three and one third percent (33-1/3%) of NewComm’s issued and outstanding Class A common stock held by ClearComm, and (ii) shares of NewComm’s Class B common stock in an amount equal to forty-nine point seven percent (49.7%) of all issued and outstanding shares of Class A common stock of NewComm (including the Class A common stock issued to TLD upon conversion of the Promissory Note).  Upon the issuance of the FCC approval, TLD shall surrender the Promissory Note to NewComm, duly endorsed for cancellation, and NewComm shall issue (I) the certificates evidencing the number of shares of Class A common stock and Class B common stock into which the Promissory Note is convertible, as set forth herein, and (II) a promissory note in a principal amount equal to the accrued interest on the Promissory Note as of such date (the “Interest Note”).  The promissory note will be non-interest bearing and the principal amount may be converted into additional shares of NewComm’s stock.  Because of restrictions in the PCS licenses, the Promissory Note cannot be converted into shares of NewComm until such time as the FCC may authorize TLD to hold more than a 25% equity interest in NewComm.  On January 1, 2004, this secured promissory was amended to be due in December 2004, and to bear interest at 1%.  During 2004, the FCC issued its approval for the conversion, but none of the events that were supposed to take place have occurred.

During 2001, the parties amended the Joint Venture Agreement to eliminate TLD’s option to acquire a majority interest in NewComm from the Partnership, and revised the Promissory Note and corresponding unexecuted Interest Note to eliminate the Company’s conversion rights under the latter instrument.

During November and December 2000, and May 2001, TLD loaned $14,970,000 to the Company and the Company issued three convertible unsecured promissory notes payable to TLD for the principal amount of $4,990,000 each.  The convertible promissory notes bear interest at .75% over the 180-day LIBOR (Notes one and two) and 1.50% over the 90-day LIBOR (Note three).  The principal amounts of the promissory notes are each convertible into 29.34 shares of NewComm’s Class A common stock at any time prior to their respective maturity dates of November 2, 2005, December 15, 2005 and May 1, 2006.

During May and December 2002, TLD loaned and the Company issued two additional unsecured promissory notes for $9.0 million and $9.9 million, respectively, convertible into 57.24 shares of NewComm’s Class A common stock, with maturity dates of May 20, 2007 and December 27, 2007, respectively.  These convertible promissory notes bear interest at .25% over the 180-day LIBOR (Note four) and .25% over the 90-day LIBOR (Note five).

On September 26, 2003, and as part of a corporate reorganization, TLD transferred all of NewComm’s notes to TLD 1, which in turn merged with Móviles 1, surviving TLD 1, which was later dissolved resulting in TEM Puerto Rico, Inc., becoming the holder of all the secured and convertible promissory notes previously owned by TLD.

At December 31, 2004, future principal installments (after renegotiated terms) on these notes payables were as follows:

Year ending
December 31,	Lucent	Alcatel	FCC	TEM (*)	Total

2005	$6,000,000	$2,461,029	$16,133,067	$36,769,293	$61,363,389
2006	6,000,000	—	13,876,090	5,602,935	25,479,025
2007	8,500,000	—	3,611,088	19,725,702	31,836,790
2008	10,000,000	—	—	—	10,000,000
2009	17,970,205	—	—	—	17,970,205

Total	48,470,205	2,461,029	33,620,245	62,097,930	146,649,409

Less current portion	(6,000,000)	(2,461,029)	(16,133,067)	(36,769,293)	(61,363,389)

Long-term portion	$42,470,205	$—	$17,487,178	$25,328,637	$85,286,020

(*)  Includes principal balance and accrued interest.

(16)              Related party transactions:

(a)          NewComm entered into a management agreement with TLD whereby TLD has agreed to combine its experience, know-how, synergies and resources in the development, preparation and implementation of NewComm’s business policies and organization in all major areas of operations.  As part of this management agreement, TLD agreed to advise NewComm in establishing and developing NewComm’s strategic business policies, technical consultation in connection with the design and development of networks, equipment selection, quality controls, billing platforms, customer service and in the identification of new services and products.  NewComm is responsible for all salaries, wages, benefits, expenses and any other compensation of the officers, employees or agents selected by TLD in connection with its management services.  This management agreement required NewComm to pay an annual fee (payable quarterly in arrears) based on the highest of 9% of Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) as of the end of the previous year or $750,000.  The initial term of this management agreement was five years beginning in February 4, 1999, and was automatically renewable.  During 2002, the agreement was amended and as a result, this fee was payable to TEM.

In December 2003, TLD and TISA entered into an agreement whereby the Management Agreement was transferred to TEM with retroactive effect as of January 1, 2002, since TEM have been providing such services since that date.

The Management Agreement was terminated effective October 28, 2004.

(b)          Also, NewComm entered into a services agreement with TLD, whereby TLD agreed to provide support to NewComm in the areas of legal consultation, management information systems and general services.  This services agreement is on a year-to-year basis and requires annual payment to TLD of approximately $200,000.  During 2004, the service agreement was amended to eliminate the legal consultation services provided by TLD to NewComm.

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

The Technology Transfer Agreement was terminated effective October 28, 2004.

(d)          Atento de Puerto Rico, Inc., a related entity, provides NewComm call center services, including customer service and others based on arranged rates.  Please refer to Note (18)(b) for note on cancellation of agreement and related legal proceeding.

(e)          The Partnership Agreement, as amended, provides for payment of a management fee to its General Partner (SuperTel), equal to the reasonable costs of operating the business of the Partnership, plus 10% of such aggregate amount, which fee shall be payable monthly, on the first day of each month during the year.  Expenses reimbursed include, but are not limited to, compensation costs, and expenses incurred by officers, directors, and employees in the performance of their duties.  In connection with this agreement, the General Partner billed the partnership approximately $288,000, $282,280 and $262,164 during the years ended December 31, 2004, 2003 and 2002, respectively, in connection with these services.  As of December 31, 2004, 2003 and 2002, the Partnership owes its General Partner approximately $185,000, $155,000 and 136,000, respectively related to management fees.

(f)            The note receivable from officer represents a loan made to the Partnership’s President.  This loan in unsecured, bears interest at 6% and is due on August 30, 2005.  Interest receivable related to this note receivable amounted to $20,000, $14,000 and $8,000 at December 31, 2004, 2003 and 2002, respectively.

(g)         The Partnership has incurred legal and consulting expenses paid to members of the Board of Directors and shareholders of the General Partner amounting to approximately $536,213, $469,000 and $466,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

Total amounts charged by related parties during the years ended December 31, 2004, 2003 and 2002 for the above agreements and other charges amounted to $5,466,626, $4,090,826 and $6,070,538, respectively.

Accounts payable to related parties as of December 31, consist of:

	2004	2003	2002
TLD	$12,128,124	$9,608,940	$9,784,125
TEM (TISA in 2001)	6,762,781	4,675,006	3,221,142
Atento de Puerto Rico, Inc.	654,554	567,802	800,099
Telefónica Móviles y Soluciones y Aplicaciones, S.A.	1,240,520	1,740,709	2,895,077

	$20,785,979	$16,592,457	$16,700,443

(17)               Defined contribution plan:

In October 1999, NewComm established a defined contribution retirement plan (1165e Plan) covering all employees who have at least three months of service and are at least 21 years old.  Participants may contribute from one to ten percent of their compensation, as defined, up to a maximum of $8,000.  NewComm contributes 66% of the aggregate participant contributions up to a maximum of six percent of the participant’s compensation.  Contributions for the years ended December 31, 2004, 2003 and 2002 amounted to $195,345, $219,621 and $164,410, respectively.

(18)               Commitments and contingencies:

(a)          Commitments –

(i)             The Company is committed under various operating lease agreements for its office space as well as various sites for communication equipment and stores under different terms and conditions.  Minimum annual rental commitments at December 31, 2004 are as follows:

Year ending December 31,	Amount

2005	$6,362,828
2006	4,051,337
2007	3,621,645
2008	3,422,824
2009	1,665,353

Total	$19,123,987

Rent expense for the years ended December 31, 2004, 2003 and 2002 was $6,929,312, $6,755,926 and $7,766,611, respectively.

(ii)          In December 2001, ClearComm entered into two lease agreements with Tower Asset Sub, Inc. (“Licensor”) for the lease of certain space on two towers operated by Licensor in California.  By means of the agreement, ClearComm was granted a license to install, maintain and operate its wireless communications equipment and accessories on the towers.  Each agreement is for a five-year term, automatically renewed for four additional five-year terms.  The agreements establish annual rental payments of $19,800 and $15,000, respectively, with an annual increase of 4%.  These agreements were terminated during the year ended December 31, 2004, after the sale of the California licenses.

(iii) NewComm entered into two lease agreements with Mountain Union for the lease of certain space on 12 towers located in Puerto Rico.  By means of the agreement, NewComm was granted a license to install, maintain and operate its wireless communications equipment and accessories on the towers.  Each agreement is for a ten-year period.

Future installments of principal and imputed interest to be paid during the next five years and thereafter are as follows:

Year Ending
December 31,	Amount
2005	$578,400
2006	578,400
2007	578,400
2008	578,400
2009	578,400
Thereafter	2,813,800

Total future installments of principal and imputed interest	5,705,800
Less imputed interest	(2,370,046)

Present value of future principal installments	3,335,754
Less - current portion	(185,164)

Long-term portion	$3,150,590

(iv)      In November 2002, the Company entered into the following agreements with Telefónica Móviles y Soluciones y Aplicaciones, S.A. (“TM-mAS”):

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

As of December 31, 2004, 2003 and 2002, the Company had an outstanding balance of $1,240,519, $1,740,709 and $2,895,078, respectively, related to these agreements, included as accounts payable and accrued liabilities in the accompanying balance sheets.  Total expense pursuant to these agreements for the years ended December 31, 2004, 2003 and 2002 was $1,509,283, $1,723,820 and $2,895,078, respectively.

(v)         The Company entered into an agreement with Brightstar Corp. (“Brightstar”) for the selling, distribution and administration of its inventories.  The contract was terminated effective January 31, 2005, by mutual agreement.  The warehousing and logistic functions are now performed under the Company’s management.

(vi)               The Company entered into an Interconnection Agreement with Puerto Rico Telephone Company, Inc. (“PRTC”).  The agreement, which is renewed on a yearly basis, provides for the delivery of local traffic to be terminated on each party’s local network so that customers of either party have the ability to reach customers of the other party.  The agreement establishes that compensation shall be paid by PRTC to NewComm and NewComm to PRTC at pre-determined rates.

(vii)            The Company entered into an Interconnection and Traffic Interexchange Agreement for Telecommunications Services with Centennial Wireless PCS Operations Corporation (“Centennial”).  The agreement, which is renewed on a yearly basis, provides for the parties to physically connect their switches and interchange traffic to allow subscribers of Centennial to communicate with subscribers of NewComm and vice versa in their respective service areas.  The agreement establishes that the cost of the communication services provided are based on pre-determined rates.

(viii)         In July 1999, the Company entered into an Intercarrier Roamer Service Agreement with Sprint Spectrum, LP (“Sprint”).  The agreement was entered into so that the parties can provide service to each other’s customers when the service is necessary in a geographic area outside of the area served by the party with whom it is registered and within the geographic service area served by the other party.  Each home carrier (NewComm and Sprint), whose customers receive service from the other serving carrier, shall pay 100% of the cost of such service (wireless services plus pass-through charges) to the other.

(ix)                 During the year ended December 31, 2003, the Company entered into a service agreement with Telecommunication Systems, Inc. (TCS), whereby TCS agreed to provide software maintenance services in the areas of “assistance request management” (ARM) and product updates and upgrades.  Services include: call receipt and routing, service restoration, problem resolution of reported conditions, on-site assistance, software updates and upgrades, hardware maintenance and hardware upgrades.  This service agreement is on a year-to year basis for a fixed annual fee of $299,450.

(x)                    The Company entered into an agreement with Lucent Technologies for the operation and maintenance of the CDMA Network.  The agreement was signed on March 1, 2004, valid for two years and shall be automatically renewed by mutual agreement of the parties.  This service agreement is for a fixed monthly fee of $125,750.

(xi)                 In addition, the Company maintains other agreements with various service providers for periods ranging from one to five years.  Services covered by these agreements include electronic checks, wireless local number portability, short message, invoice processing, customer credit information and accounts receivable collections.

(b)          Legal contingencies –

The Company is a defendant in a lawsuit brought by Atento de Puerto Rico, Inc. (Atento) alleging breach of contract, damages, and collection of amounts for services rendered.  The plaintiff is seeking $665,540 ($484,212 of this amount was owed and accrued by The Company as of December 31, 2004) for services already rendered and $1,760,000 for breach of contract.  The case is in its early stages and no outcome can be predicted.

The Company is also the defendant in several legal cases related to former employees, arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position and results of operations.

(19)              Partners’ capital:

At December 31, 2004, 2003 and 2002, the limited partners’ capital consisted of 2.765.2, 2,906.1 and 2.906.1 units respectively, distributed among approximately 1,600 limited partners.

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

On May 12, 2004, the Partnership announced a voluntary program for its Limited Partners who own fewer than two units of the Partnership to sell their units at a per-unit price of $8,500.  Under the program, 140.9 units were re-acquired by the Partnership, for a total of $1,197,640.

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

For Puerto Rico tax purposes the Partnership has net operating loss carryforwards totaling approximately $7.6 million, available to reduce future taxable income.  The loss carryforwards expire in fiscal years 2004 through 2010.

NewComm has net operating loss carryforwards totaling approximately $182 million available to reduce future taxable income.  The loss carryforwards expire in fiscal years 2006 through 2010.

At December 31, 2004 the deferred tax asset resulting from future income tax benefits of the available operating losses was approximately $48 million, at the lower tax bracket.  A valuation allowance for the same amount has been established due to the uncertainty as to the realization of the tax benefit of such operating losses.

(21)              Supplementary cash flows information:

During the years ended December 31, 2004, 2003 and 2002, the Company had the following non-cash investing and financing activities:

a.               Interest for the period from January 1, 2003 through June 4, 2003, amounting to $2,040,572, was capitalized into the Lucent Technologies long-term debt.

b.              Interest for the years ended December 31, 2004, 2003 and 2002, amounting to $897,421, $1,036,383 and $1,113,724, respectively, was capitalized as part of the TLD long-term debt.

c.               Invoices due to Alcatel in the amount of $413,319 were capitalized into the note payable during 2002.  The amount was previously presented as accounts payable.

d.              During the year ended December 31, 2004, the Company entered into a sale-leaseback transaction where towers with a book value of $579,478 were sold for $2,594,975, resulting in a gain of $2,015,498.  This gain was deferred and will be amortized over a 10-year period.  The lease interest in the towers was capitalized as a leasehold right for a total amount of $3,359,566, of which $45,422 was amortized during 2004.

(22)              Dilution gain:

The amount presented as dilution gain in the accompanying statements of changes in Partners’ deficit represents the effect of investments made by an outside minority interest investor during the year 2002 ($10 million).  The equity gain is the effect of the reduction of the Partnership’s participation in the stockholders’ deficit of NewComm, allocated to the limited partners and the General Partner, based on their percentage of participation, 75% and 25%, respectively.

(23)              Quarterly financial information for 2004, 2003 and 2002:

Certain unaudited quarterly financial information for the years 2004, 2003 and 2002, follows:

	2004
	March	June	September	December

Revenues	$28,314,821	$27,134,342	$25,131,484	$24,421,289

Operating income (loss)	$2,053,411	$1,256,214	$287,351	$(6,239,373)

Net loss	$(4,539,179)	$(5,694,373)	$(6,623,282)	$(13,272,309)

Net income (loss) attributable to General Partner	$(4,539,179)	$(5,694,373)	$(6,623,282)	$(13,272,309)

Net income (loss) attributable to Limited Partner	$—	$—	$—	$—

	2003
	March	June	September	December

Revenues	$26,294,881	$27,796,305	$26,719,677	$28,083,249

Operating income	$2,658,790	$688,432	$3,836,544	$1,623,629

Net income (loss)	$(14,067,360)	$6,805,295	$(8,814,069)	$(14,284,252)

Net income (loss) attributable to General Partner	$(14,067,360)	$1,701,324	$(3,710,098)	$(14,284,252)

Net income (loss) attributable to Limited Partner	$—	$5,103,971	$(5,103,971)	$—

	2002
	March	June	September	December

Revenues	$27,980,361	$33,519,358	$26,209,320	$20,248,058

Operating (loss) income	$2,612,416	$1,454,412	$691,941	$(539,969)

Net income (loss)	$(5,680,363)	$7,185,858	$(5,902,572)	$(8,627,994)

Net income (loss) attributable to General Partner	$(5,680,363)	$1,796,465	$(513,182)	$(8,627,994)

Net income (loss) attributable to Limited Partner	$—	$5,389,393	$(5,389,390)	$—

As discussed in Note 3(h) to the accompanying consolidated financial statements, effective January 1, 2003, the Company changed its method to account for the loss on sale of handsets to customers.  The quarterly unaudited consolidated financial information for the year ended December 31, 2003, was adjusted accordingly.

As discussed in Note 3(k) to the accompanying consolidated financial statements, the Company adopted SFAS 142 “Goodwill and other Intangibles Assets” on January 1, 2002.  The quarterly unaudited consolidated financial information for the year ended December 31, 2002, was adjusted accordingly.

Report of Independent Public Accountants

To the Board of Directors of

SuperTel Communications Corp.:

We have audited the accompanying balance sheets of SuperTel Communications Corp. (“SuperTel”) as of December 31, 2004, 2003 and 2002, and the related statements of income and accumulated earnings (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of SuperTel’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America as established by the Auditing Standards Board of the American Institute of Certified Public Accountants.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of SuperTel’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SuperTel Communications Corp. as of December 31, 2004, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kevane Soto Pasarell Grant Thornton LLP

San Juan, Puerto Rico,
February 9, 2005

SuperTel Communications Corp.

Balance Sheets—December 31, 2004, 2003, 2002

	2004	2003	2002
CURRENT ASSETS:
Cash	$83,905	$2,188	$63,853
Accounts receivable from affiliated company	178,756	154,934	136,154

Total current assets	262,661	157,122	200,007

Investment in partnership at equity, net	—	—	—

Total assets	$262,661	$157,122	$200,007

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$94,650	$6,000	$69,900
Income tax payable	3,743	6,415	4,647

Total current liabilities	98,393	12,415	74,547

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 1,000 shares authorized, non-voting, none issued	—	—	—
Common stock, no par value, $1 stated value, 84,100 shares authorized, 1,000 shares issued and outstanding,	1,000	1,000	1,000
Common stock Class A-1, no par value, restricted, non-voting shares 15,900 authorized, none issued	—	—	—
Additional paid-in capital	148,746	148,746	148,746
Retained Earnings (accumulated deficit)	14,522	(5,039)	(24,286)

Total stockholders’ equity	164,268	144,707	125,460

Total liabilities and stockholders’ equity	$262,661	$157,122	$200,007

The accompanying notes are an integral part of these balance sheets.

SuperTel Communications Corp.

Statements of Income and Retained Earnings (Accumulated Deficit)

For the Years Ended December 31, 2004, 2003, 2002

	2004	2003	2002

REVENUES:
Management fees	$287,499	$282,280	$262,164

EXPENSES:
Directors’ fees	250,000	250,000	218,750
Other general and administrative expenses	14,610	6,618	19,581

Total administrative expenses	264,610	256,618	238,331

INCOME BEFORE PROVISION FOR INCOME TAX	22,889	25,662	23,833

Provision for income tax	3,328	6,415	4,647

NET INCOME	19,561	19,247	19,186

ACCUMULATED DEFICIT, beginning of year	(5,039)	(24,286)	(43,472)

RETAINED EARNINGS (ACCUMULATED DEFICIT), end of year	$14,522	$(5,039)	$(24,286)

The accompanying notes are an integral part of these statements.

SuperTel Communications Corp.

Statements of Cash Flows

For the Years Ended December 31, 2004, 2003, 2002

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,561	$19,247	$19,186

Adjustments to reconcile income to net cash provided (used in) by operating activities-
(Increase) decrease in accounts receivable from affiliated company	(23,822)	(18,780)	1,384
Decrease in prepaid expenses	—	—	2,760
(Decrease) increase in accounts payable	88,650	(63,900)	32,169
Increase in income tax payable	(2,672)	1,768	4,647

Total adjustments	62,156	(80,912)	40,960

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES AND INCREASE (DECREASE) IN CASH	81,717	(61,665)	60,146

CASH, beginning of year	2,188	63,853	3,707

CASH, end of year	$83,905	$2,188	$63,853

The accompanying notes are an integral part of these statements.

SuperTel Communications Corp.

Notes to Financial Statements

December 31, 2004, 2003, 2002

(1)          Reporting entity:

SuperTel Communications Corp., a Puerto Rico corporation (“SuperTel”), was organized on June 7, 1996, under the laws of the Commonwealth of Puerto Rico.  SuperTel was created to serve as general partner (the “General Partner”) of ClearComm, L.P., a Delaware limited partnership (the “Partnership”).  SuperTel is entitled to 25% of all distributions made by the Partnership.

Most of SuperTel’s transactions are related to the administration of ClearComm, a limited partnership organized on January 24, 1995 under the laws of the State of Delaware, for which SuperTel has served as General Partner since June 18, 1996.  The Partnership is scheduled to terminate on December 31, 2005, or earlier upon the occurrence of certain specific events as detailed in the Partnership agreement.  SuperTel, as General Partner of the Partnership, is considering alternatives to dissolution, including an extension of the Partnership’s termination date. On January 22, 1997, the Partnership was granted the PCS Block C licenses for Puerto Rico and certain western states of the United States.  On February 4, 1999, the Partnership entered into an agreement with Telefónica Larga Distancia de Puerto Rico, Inc. (TLD); several of the relevant provisions of this agreement are the following:

•                  The Partnership transferred all of its Puerto Rico licenses including its related debt with the FCC (the Partnership’s contribution) to NewComm Wireless Services, Inc. (“NewComm”), a newly organized Puerto Rico corporation owned by the Partnership, in exchange for all of NewComm’s issued and outstanding common stock.  Subsequently, the Partnership sold part of its investment in NewComm, and as of December 31, 2004 and 2003, the Partnership owned 76.89% of NewComm’s issued and outstanding common stock.

•                  TLD lent approximately $20 million to NewComm by means of a secured convertible promissory note payable (the Promissory Note).  Payment of the Promissory Note is collateralized through this provision of a separate agreement pursuant to which a security interest was imposed upon NewComm’s assets and a pledge and guaranty agreement issued by the Partnership.

•                  Once certain regulatory and other requirements are met, the Promissory Note may be converted into certain number of shares of NewComm’s common stock corresponding to approximately 49.9% of NewComm.  On March 12, 2002, the Partnership agreed to sell an additional 0.2% of its shares in NewComm to TLD to bring TLD’s (now assigned to Telefonica Moviles, S.A. or TEM) ownership to 50.1%; this transaction will be consummated after a third party valuation of NewComm’s stocks and should be subject to the approval from the FCC. During 2004, the Partnership and TLD received the approval from the FCC, but the conversion and additional sale of participation has not been consummated.

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

During 2004, the Partnership sold its California PCS licenses to a third party.

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

Investment in Partnership –

SuperTel carries its investment in its 25% owned partnership on the equity basis of accounting, thus reflecting its share of the partnership’s net income (loss) in the accompanying statements of operations.  (See Note 3).

Income taxes-

In accounting for income taxes, SuperTel uses the asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  A valuation allowance is recognized for any deferred tax asset for which, based on management’s evaluation, it is more likely than not (a likelihood of more than 50%) that some portion of the deferred tax asset will not be realized.

(3)          Investment in the Partnership:

Originally, SuperTel acquired its 25% investment in the Partnership for $100,000.  Adjustments to the recorded amount of this investment were made following the equity method of accounting and in 1996 this investment was written-down to zero.  As of December 31, 2004, 2003 and 2002, SuperTel’s share of the undistributed losses of the Partnership amounted to approximately $7.5 million, $7.6 million and $3.3 million, respectively.  SuperTel would have to first recover its share of the Partnership undistributed losses before it could pick-up any share of the Partnership’s gains.

(4)          Related party transactions:

ClearComm’s partnership agreement, as amended, provides for payment of a management fee to its General Partner (SuperTel), equal to the reasonable costs of operating the business of the Partnership, plus 10% of such aggregate amount, which fee shall be payable monthly, on the first day of each month during the year.  Expenses reimbursed include, but are not limited to, compensation costs and expenses incurred by officers, directors, and employees in the performance of their duties.  During 2004, 2003 and 2002, management fees billed to ClearComm amounted to $287,499, $282,280 and $262,164, respectively.

All other related party transactions are advances from / to affiliated entities made in the ordinary course of business.  These advances are not interest bearing.

(5)          Preferred stock:

SuperTel is authorized to issue 1,000 shares of restricted, non-voting, preferred stock without par value.  The preferred shares are divided into classes, from A to J with 100 shares of each class and upon their issuance, SuperTel has the option to redeem them at their issuance price plus accrued dividends.  At December 31, 2004, 2003 and 2002, none of the preferred shares had been issue.

(6)          Contingencies:

From time to time SuperTel and/or the Partnership are involved in litigation arising in the ordinary course of business, some of which are ongoing.  Management does not believe that any litigation involving the SuperTel or the Partnership will have a material adverse effect on the SuperTel or the Partnership’s business or financial condition.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Partnership’s management, including its President and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Partnership’s and Subsidiary’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing of this Annual Report on Form 10-K (the “Evaluation Date”).  Based on the evaluation, the President and Chief Financial Officer concluded that as of the Evaluation Date, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the President and Chief Financial Officer completed their evaluation.

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

Fred H. Martinez, Director and Chairman of the Board, age 60, has been chairman of the board of trustees of the University of Puerto Rico from 1993 to 1999.  Mr. Martinez is co-managing partner of Puerto Rico’s third largest law firm.  During 1977 to 1979, Mr. Martinez was director of the Puerto Rico Income Tax Bureau, member of the Governor’s Economic Advisory Council, chairman of the Committee on Section 936, Government of Puerto Rico, assistant secretary of the treasury, Internal Revenue, Puerto Rico Treasury Department (1978- 1979), president of the Tax Committee, Puerto Rico Chamber of Commerce (1978-1979).  In 1993 he was chairman of the board of the Solid Wastes Management Authority, Government of Puerto Rico.  Mr. Martinez has extensive experience in contract negotiations, corporate and tax law, and in directing major institutions.  He holds a BS in Economics from Villanova University (1967), an LLB (law) from the University of Puerto Rico (1971), and an LLM (taxation) from Georgetown University (1972).

Javier O. Lamoso, Director and President, age 40, has had extensive experience in the telecommunications industry and has been responsible for developing, negotiating and overseeing numerous strategic operational, economic and political aspects of the cellular telephone industry, including cell-site acquisition, environmental impacts, leasing contractual arrangements and inter-company relations with other operating telecommunications organizations, including interexchange carriers and local telephone companies.  Since 2002, Mr. Lamoso has been a member and officer of the Board of Directors of the Young Presidents’ Organization, Puerto Rico Chapter.  Until 1994, Mr. Lamoso acted as counsel to the Puerto Rico Cable Operators Association in various matters, which include the negotiation of rates and levies and the drafting of new legislation.  From 1986 to 1987 Mr. Lamoso held a non-legal position in the corporate finance department of Simpson, Thacher & Bartlett, and was involved with the successful external debt restructuring of Chile in 1987.  He holds a BA in Political Science/ Economics from Fordham University (1986), and a JD in law from the University of Puerto Rico (1990).

Margaret W. Minnich, Director, age 51, has held management and supervisory positions in finance and accounting over a 20-year period in the non-profit, manufacturing and public accounting field.  In the past, she has been a member of the board of several privately-held companies and a private foundation.  From 1992 to the present, she has worked for The California Wellness Foundation and since December 1997 has served as Vice President of Finance and Chief Financial Officer, and is responsible for all financial reporting, accounting, budgeting and tax functions including investment performance and asset allocation review of a $900 million investment portfolio, and managing cash flow for an annual budget exceeding $45 million.  From 1984 through 1990, Ms. Minnich held several key positions with MICOM Communications Corporation, including manager of financial planning where she directed all accounting and financial functions.  From 1981 to 1984, Ms. Minnich was a senior accountant with Ernst & Young, Los Angeles, specializing in electronics, aerospace and heavy industry fields.  Ms. Minnich is a member of the California Society of Certified Public Accountants and Southern California Association for Philanthropy.  She holds a BA in Philosophy from the University of Southern California (1978) and an MBA in accounting from USC (1981).

Lawrence Odell, Director and Secretary, age 56, is the co-managing partner of Puerto Rico’s third largest law firm with substantial expertise in the fields of corporate finance, administrative law, securities and banking.  He is a member of the Trial Lawyers Association of America, served as a member of the Inter-American Law Review from 1973 to 1974, and has written for that publication in the past.  He holds a BA (1971) and a JD (1974) from the Inter-American University of Puerto Rico, and a LL.M. in labor law from New York University (1975).  Mr. Odell has served in the capacity of secretary for several major corporations, including Buenos Aires Embotelladora, S.A. (BAESA).

James T. Perry, Director, age 72, is a successful entrepreneur and businessman with substantial experience in the real estate and retail foods industries. Since 1993, Mr. Perry has purchased and sold a two-way radio license, and has been involved in several wireless communication partnerships.  From 1987 to 1993, he was general partner of Telenode Rincon, the original owner and developer of the RSA cellular telephone system for PR-1, which was successfully acquired by Cellular Communications, Inc., as well as managing other cellular telephone and telecommunications holdings.  From 1959 to 1975, Mr. Perry was the president and/or owner of several successful licensed real estate firms including United Realty Group, Milwaukee, the largest black-owned real estate firm in Wisconsin, and Perry and Sherard Realty, Milwaukee, which specialized in rehabilitating and selling between 75 to 100 properties per year utilizing a staff of approximately 30 people.  From 1975 to 1992, Mr. Perry owned and operated a McDonald’s franchise in Saint Louis, Missouri, and was responsible for all operations of this successful business. Mr. Perry served in the U.S. Army in Korea, and has taken extensive courses in the fields of general business and real estate.  From 1988 to 1992 he was vice president of the Ronald McDonald Children’s Charities, and from 1980 to 1984 he served as a member of the McDonald’s Advertising Committee.  His memberships include the board of directors of the Skinker DeBaliviere Business

Association, Hamilton Community Schools, Saint Louis, and the admissions committee of the Milwaukee Board of Realtors.  He is a past president of the Urban Brokers Association, and a director of the Multiple Listing Service.

Edileen Salicrup, Chief Financial Officer, age 41, has been engaged in the telecommunications industry since 1992 when she joined the international accounting firm Arthur Andersen, LLP and was in charge of the Telefónica Group account after 5 years as a Certified Public Accountant in the Tax Division of Deloitte and Touche, LLP.  Mrs. Salicrup joined the Partnership as an Independent Contractor on September 1999 to the present and as CFO is currently in charge of accounting, taxation and financial matters of the Partnership and its General Partner and oversees and integrates the financial operations of the Partnerships subsidiaries.  Mrs. Salicrup is an active member of the Puerto Rico Society of Certified Public Accountants and the American Institute of Certified Public Accountants.  She has been an instructor for the Puerto Rico Society of CPA’s in taxation matters.

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

Codes of Ethics

The Partnership has adopted a code of ethics that applies to all of its directors, officers, employees, and representatives.  The Partnership will provide to any person without charge, upon written request sent to the Partnership’s principal executive office, a copy of such code of ethics.

Audit Committee Financial Expert

The Board of Directors of the Partnership’s General Partner has determined that the Partnership does not have an audit committee financial expert, as such term is defined in Item 401(h)(2) of Regulation S-K, serving on its audit committee.  Nevertheless, the board members currently serving on the audit committee possess (i) an understanding of generally accepted accounting principles and financial statements, (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves, (iii) an understanding of internal control over financial reporting, and (iv) an understanding of audit committee functions.

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership is managed by the General Partner’s Board of Directors and executive officers of the General Partner.  The Partnership reimburses the General Partner for all reasonable expenses incurred by it in connection with managing the Partnership, including salaries and expenses of the General Partner’s employees who manage the Partnership.

The following Summary Compensation Table sets forth certain information concerning the cash and non-cash compensation earned by or awarded to the chief executive officer of the Partnership’s General Partner.  Other than the President, no executive officer of the General Partner received compensation of $100,000 or more in 2004.

SUMMARY COMPENSATION TABLE

					Long-Term Compensat ion Awards
	Annual Compensation				Securities	All Other
				Other Annual	Underlying	Compensat
Name & Principal	Fiscal	Compensation		Compensation	Options/SA	ions
Position	Year	($)	Bonus($)	($)(1)	R’s	($)
Javier Lamoso, President	2004	$76,000	$0	$185,000	0	$0
and Director	2003	$76,931	$0	$185,000	0	$0
	2002	$75,200	$0	203,750	0	$0

(1)          Consists of professional fees from the Partnership and director’s fees from SuperTel.

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

The following table sets forth, as of December 31, 2004, information with respect to beneficial ownership of the Partnership’s Units by: (i) all persons known to the General Partner to be the beneficial owner of 5.0% or more thereof; (ii) each Director of the General Partner; (iii) each of the executive officers of the General Partner; and (iv) all executive officers and Directors as a group of the General Partner.  All persons listed have sole voting and investment power with respect to their Units, unless otherwise indicated.

Name of Beneficial Owner	Units Beneficially Owned	Percentage Ownership
Fred H. Martinez(1)	4.4	*
Javier O. Lamoso(2)	1.0	*
Margaret W. Minnich(3)	2.0	*
James T. Perry(4)	3.4	*
Lawrence Odell(5)	4.4	*

All executive officers and directors of the General Partner as a group (5 persons) (6)	12.8	*

* Less than 1.0%.

(1)          Mr. Martínez is Chairman of the Board of Directors of the General Partner.  Mr. Martínez and Mr. Lawrence Odell are Trustees of Martinez Odell & Calabria Pension Fund, which owns 2.4 Units reflected in the table.

(2)          Mr. Lamoso is President of the General Partner and a member of the Board of Directors.

(3)          Ms. Minnich is a Director.  Ms. Minnich is the Co-Trustee of the J.B. Wharton Trust C F/B/O Margaret Minnich U/A/D 11/13/67, which owns 1 Unit reflected in the table.

(4)          Mr. Perry is a Director.

(5)          Mr. Odell is a Director and Secretary of the General Partner.  Mr. Martínez and Mr. Odell are trustees of Martínez Odell & Calabria Pension Fund, which owns 2.4 Units reflected in the table.

(6)          Although ownership of the 2.4 Units held in the Martínez Odell & Calabria Pension Fund is attributed to both Mr. Martínez and Mr. Odell in their respective capacities as trustees of such Fund (see notes (1) and (5) above), the aggregate number of shares owned by all executive officers and directors of the General Partner as a group counts these 2.4 Units only one time.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

General Partnership Interest

SuperTel contributed $100,000, which entitled it to receive 100% of the Partnership’s general partner interest.  The general partner interest entitles the General Partner to 25% of the equity of the Partnership.  See Item 5.

Management Fee

The Partnership Agreement provides that the General Partner is entitled to a management fee for all reasonable operating expenses, plus 10% of such expenses.  The total management fee for 2004 and 2003 was approximately $287,000 and $282,000, respectively.  The management fee is paid on a monthly basis.

Other Relationships and Transactions

Mr. Martínez and Mr. Odell are partners of Martínez, Odell & Calabria, a law firm, which provides legal services to the General Partner and the Partnership.

ITEM 14,  PRINCIPAL ACCOUNTING FEES AND SERVICES

(a) Audit Fees:

Aggregate fees billed in connection with the audits of the financial statements for the years ended December 31, 2004 and 2003 amounted to $120,801 and $95,999, respectively.

Aggregate fees billed in connection with the review of quarterly financial information amounted to $41,245 for the year ended December 31, 2004 and  $27,610 for the year ended December 31, 2003.

(b) Audit-Related Fees:

None.

(c) Tax Fees:

Aggregate fees billed in connection with tax and related consulting services for the years ended December 31, 2004 and 2003 amounted to $31,216 and $20,323, respectively.

(d) All Other Fees:

None

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements

(2) Financial Statement Schedules - None.

(3) Exhibits- None.

(b) Reports on Form 8-K

None

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

Signature	Capacity in Which Signed	Date

/s/ Fred H. Martínez	Director and Chairman of the Board	March 29, 2005
Fred H. Martínez

/s/ Javier O. Lamoso	Director and President	March 29, 2005
Javier O. Lamoso

/s/ Margaret W. Minnich	Director	March 29, 2005
Margaret W. Minnich

/s/ Lawrence Odell	Director	March 29, 2005
Lawrence Odell

/s/ James T. Perry	Director	March 29, 2005
James T. Perry