Form 10-Q
period 2005-03-31
CLEARCOMM L P
filed 2005-05-23
CIK 1013267

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  ☐     No ☒

ClearComm, L.P.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES
AND PARTNERS’ DEFICIT

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS:
Cash and cash equivalents	$9,548,999	$10,612,430
Accounts receivable, net	8,989,906	7,909,573
Accounts receivable, other	4,522,916	4,204,524
Insurance claim receivable	103,657	403,657
Interest receivable	—	20,000
Inventories, net	11,786	1,304,392
Prepaid expenses	1,198,977	841,750
Leasehold rights, net	3,757,905	3,314,144
Investment in subsidiary	217,959	247,959
PCS licenses, net	46,750,449	46,750,449
Deferred financing costs	580,772	635,824
Note receivable from officer	—	100,000
Property and equipment, net	76,478,945	80,546,773

	152,162,271	$156,891,475

LIABILITIES AND PARTNERS’ DEFICIT:
Accounts payable and accrued liabilities	$46,673,916	$48,810,130
Notes payable — short-term	133,764,820	136,836,780
Notes payable — long-term	95,740,297	90,226,258

Unitholders’ capital (deficit) 2,765.20 Units in 2005, 2906.1 Units in 2004, and 1 general partnership interest.

	(124,016,762)	(118,981,693)

Total liabilities and partner’s deficit	$152,162,271	$156,891,475

BOOK VALUE(DEFICIT) PER UNIT	$(44,849)	$(43,013)

The accompanying notes are integral part of these consolidated statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
(UNAUDITED)

	Three-Month Periods Ended March 31,
	2005	2004
Revenues:
Service revenues	$22,878,520	$26,878,225
Handsets and accessories sales	737,460	1,436,596

Total Revenues	23,615,980	28,314,821
Expenses:
Operating expenses	25,599,110	30,565,872

Income from operations	(1,983,130)	(2,251,051)

Interest expense	(3,054,582)	(2,366,768)

Loss before other income (expense)	(5,037,712)	(4,617,819)
Other Income (expense)

Equity in net loss of subsidiary	(30,000)	(9,569)

Interest income	32,644	78,423

Other	—	217

Net loss	$(5,035,068)	$(4,548,748)

Net loss attributable to General Partner	$(5,035,068)	$(4,548,748)

Net loss attributable to Limited Partners	$—	$—

Net loss per unit attributable to Limited Partners	$—	$—

The accompanying notes are integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT
(Unaudited)

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2005

	Limited Partners		General
	Units	Amount	Partner	Total

BALANCES, December 31, 2004	2,765.2	—	$(118,981,694)	$(118,981,694)

Net loss for the three months period ended March 31, 2005	2,765.2	—	(5,035,068)	(5,035,068)

BALANCES, March 31, 2005	2,765.2	—	$(124,016,762)	$(124,016,762)

The accompanying notes are integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,035,068)	$(4,548,748)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization	4,571,468	4,249,438
Equity in losses of unconsolidated subsidiary	30,000	9,569
Amortization of loan origination fees	—	55,051
Inventory reserve	44,270	174,000
Bad debt expense	2,188,569	2,346,800
Gain from sale of vehicles	—	16,454
Capitalized interest	—	184,830
Changes in operating assets and liabilities-
Increase in interest receivable	—	(51,218)
Increase in accounts receivable, before write-offs	(3,867,113)	(3,202,354)
Decrease in insurance claim receivable	300,000	—
(Decrease) in checks drawn in excess of bank balance	—	(82,469)
Decrease (increase) in inventories	1,225,979	(149,140)
Increase in prepaid expenses	(357,227)	(638,378)
Increase (decrease) accounts payable and accrued liabilities	(2,296,563)	3,431,423
Decrease in accounts payable to related parties	294,681	(930,406)
(Decrease) Increase in accrued interest	1,969,232	(35,000)
(Decrease) increase in deferred income	196,216	(174,070)
Total adjustments	4,299,512	5,204,530
Net cash provided by operating activities	(735,556)	655,782
CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of investment securities	—	2,853,949
Proceeds from the sale of property	475,161	38,000
Acquisition of property and equipment	(178,642)	(352,771)
Payment for the investment in subsidiary	—	(130,667)
Net cash provided by (used in) investing activities	296,519	2,408,511
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable to Telefonica Moviles	—	1,831,214
Principal payments of capital lease obligations	(49,664)
Payment of note payable to Alcatel	(575,000)	(4,975,989)
Net cash used in financing activities	(624,664)	(3,144,775)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,063,701)	(80,482)
CASH AND CASH EQUIVALENTS, beginning of period	10,612,430	1,007,353
CASH AND CASH EQUIVALENTS, end of period	$9,548,729	$926,871

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
INTEREST PAID	$1,085,350	$2,265,518

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the period ended March 31, 2004, interest expense from TEM Puerto Rico totaling $184,830 was capitalized into long-term debt.

The accompanying notes are integral part of these consolidated financial statements.

CLEARCOMM, L.P.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2004 (UNAUDITED)

1.                                       BASIS OF PRESENTATION AND INTRODUCTION

The unaudited interim consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Partnership’s financial position at March 31, 2005 and results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004.  The unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004.  Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

On January 22, 1997, the Partnership was granted the PCS Block C licenses for Puerto Rico and certain cities in California.

NewComm Wireless Services, Inc. (“NewComm”)

The Partnership established its Puerto Rico network by forming a wholly owned subsidiary, NewComm, on January 29, 1999.  NewComm commenced providing PCS services in Puerto Rico in September 1999.

On February 4, 1999, the Partnership and NewComm entered into an agreement with Telefónica Móviles, S.A. (“TEM”), whereby the Partnership contributed its two Puerto Rico Licenses to NewComm and TEM provided NewComm a $19,960,000 loan to develop the Puerto Rico Licenses.  TEM’s loan was made pursuant to a secured convertible promissory note (the “Note”) which was convertible into 49.9% of NewComm’s equity.  The Note was converted to equity by a successor and affiliate of TEM, Telefónica Móviles Puerto Rico, Inc. (“TEM Puerto Rico”), on April 20, 2005 pursuant to the Settlement Agreement described below in Part I, Item 2.

The Partnership has agreed to sell to TEM Puerto Rico such number of shares of NewComm as shall be necessary to enable TEM Puerto Rico to have a total of 50.1% interest in NewComm.  The transaction, which is described in the Settlement Agreement, involves in addition amendments to the Stock Purchase Agreement, a Shareholders Agreement, and a Sale Agreement.  A summary of the terms of these agreements is included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004.  The foregoing transaction is described in greater detail below in Part I, Item 2, and the Settlement Agreement and the amendments to the other agreements described above are attached at exhibits to this Quarterly Report on Form 10-Q.

In each of November 2000, December 2000, and March 2001, NewComm received $5,000,000, from Syndicated Communications Venture Partners IV, L.P. (“Syncom”), a third party, in exchange for approximately 4.92% ownership in NewComm. Syncom has contributed $25 million to NewComm in exchange for approximately 8.2% ownership interest in NewComm.  The last $10 million installment was contributed in November 2002.

On March 2, 2002, the Partnership sold approximately 4.08% of NewComm to a group of investors led by Fleet Development Ventures (“The Fleet Group”)  for $13 million.  The Partnership and TEM contributed approximately $9 million each to NewComm in the form of equity and convertible debt, respectively. The Partnership and TEM have committed an additional $10M each to close the Project Finance Facility.  The Partnership believes it has obtained financing alternatives, together with TEM, to provide NewComm with the capital necessary for the Project Finance Facility and to fund NewComm’s operations.

As a result of the Settlement Agreement, the Partnership has obtained the appropriate financing sources to provide NewComm with the capital necessary for the Project Finance Facility and to fund NewComm’s operations.  In addition, NewComm’s Shareholders possess the following ownership interests in NewComm, as of the date of effectiveness of the Settlement Agreement:

SHAREHOLDER	INTEREST

ClearComm, L.P.	39.27%
Syncom	7.21%
Fleet Group	3.62%
TEM Puerto Rico	49.90%

100.00%

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

The eMilios concept involves internet communication galleries that are geared towards educating people in the use of computers and the internet, and acts as a communication and recreational center as well.  The broadband connectivity that is offered at eMilios allows the stores to efficiently offer internet communications and also access to a great variety of interactive content, such as cyber games, as well as software and tools for free lancers and small business entities.  The service is provided and collected with a proprietary smart card and software application.  The commitment of the Partnership to ISS is $1 million and eMilios International has committed $500,000 in cash plus trade-name, systems, software, and technology know-how equivalent to $500,000.  The Partnership is responsible for the management and day to day operations of ISS.  ISS opened its first store with 48 computer stations on October 23, 2002.  A second store with 40 computer stations was inaugurated on January 11, 2003 to serve the western part of Puerto Rico.  That second store was closed on December 2004 due to unfavorable market conditions in the area.  As a result, the Partnership has written down its Investment in the subsidiary by $165,306 to reflect the change.  The investment has an exit mechanism whereby at any time after 2003, ClearComm can force the acquisition of its shares in ISS or the sale of the whole company.

2.                                       FINANCING REQUIREMENTS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Partnership commenced operations in September 1999 and has  incurred losses amounting to $5 million for the three-month period ended March 31, 2005 and incurred operating losses of $4.5 million for the three month period ended March 31, 2004.  It also has working capital deficits and partners’ capital deficit of $156.0 million and $124.0 million, respectively, as of March 31, 2005.  The Partnership is likely to continue incurring losses until such time as its subscriber base generates revenue in excess of the Partnership’s expenses.  Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by means other than its revenues.

As part of an agreement with TEM, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that required Lucent to build a network that uses the Code Division Multiple Access (“CDMA”) protocol.  The total cost of the network was approximately $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount due under the contract under a formal financing agreement. An Agreement restructuring Lucent’s outstanding debt was executed on June 4, 2003.  The now outstanding debt to Lucent is $48.5 million and is payable over a six-year period at 8% annual interest rate.  On June 20, 2003, an agreement restructuring Alcatel’s debt was executed.  Alcatel’s credit is now $2.5 million at 6.5% payable over a three year period.

Pursuant to the Settlement Agreement,  TEM agrees to undertake all commercially reasonable actions necessary to refinance the Bridge Loan on or before April 20, 2008, with a two-year term loan maturing on or before April 20, 2010 (“The Long-Term Financing”) and to cause Telefónica S.A., its parent company (“TEF”), subject to the satisfaction of certain conditions, to guarantee the prompt and complete payment and performance by NewComm when due of the Long-Term Financing.  The Long-Term Financing guarantee will be jointly and severally guaranteed by the Partnership.

With respect to the FCC debt which originated when the Partnership acquired its PCS licenses, and for which the Partnership owes the United States federal government approximately $33.6 million plus accrued interest at 6.5% as of March 31, 2005, TEM has secured the repayment of this debt by means of a subordinated line of credit guaranteed as described on the Settlement Agreement.

TEM has agreed to undertake all commercially reasonable actions necessary to arrange a subordinated line of credit from a commercial bank for NewComm, the proceeds of which shall be available solely to pay the balance of the FCC debt as currently scheduled or as extended.

A total of $73.8 million in accounts payable to TEM and T-Moviles was converted into equity as a result of the Settlement Agreement on April 20, 2005.  This conversion has significantly decreased the Partnership’s accounts payable by said amount and increased NewComm’s capital account from $44.5 million to $118 million.

Management believes that the Partnership will comply with all the requirements for obtaining the financing and believes that cash and cash equivalents on hand, anticipated growth in revenues, vendor financing and the permanent financing will be adequate to fund its operations during such period.  However, in the absence of improved operating results and cash flows, and without the closing of its contemplated permanent financing, the Partnership may face liquidity problems to fund its operations and meet its obligations.  As a result of these matters, substantial doubt exists about the Partnership’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

e)              In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.  SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt – an amendment of APB Opinion No. 30,  which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses.  SFAS No. 145 becomes effective for financial statements issued on or after May 15, 2002.  Requirements and guidance of SFAS No. 145 were applied in connection with the write-off of the FCC debt discount.  Please refer to Note 14 (c).

f)                In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at fair value only when the liability is incurred.  SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.  SFAS No. 146 applies to costs associated with an exit activity but does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144.  SFAS No. 146 does not apply to costs associated with a retirement covered by SFAS No. 143.  SFAS No. 146 became effective for exit or disposal activities that were initiated after December 31, 2002.  The implementation of SFAS No. 146 did not have a material effect on the Partnership’s consolidated financial position or results from operations.

g)             In December 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  For a guarantee subject to FASB Interpretation No. 45, a guarantor is required to:

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

h)             The disclosure requirement of this Interpretation is effective for financial statements for fiscal years ending after December 15, 2002; it did not have any effect on the Partnership’s financial statements.  The initial recognition and measurement provisions are effective prospectively for guarantees issued or modified on or after January 1, 2003, which did not have any effect on the Partnership’s financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q and future filings by the Partnership on Form 10-Q and Form 8-K and future oral and written statements by the Partnership may include certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities, and other similar forecasts and statements of expectation.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements.  Forward-looking statements by the Partnership are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance.  The Partnership disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Partnership as a result of a number of important factors.  Examples of these factors include, without limitation: rapid technological developments and changes in the telecommunications industry; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the Telecommunications Act of 1996 and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation; regulatory limitations on the Partnership’s ability to compete in the telecommunications services industry; and continuing consolidation in the telecommunications services industry.  In addition to these factors, actual future performance, outcomes and results may differ materially because of other, more general factors including, without limitation, general industry and market conditions and growth rates, domestic and international economic conditions, governmental and public policy changes and the continued availability of financing in the amounts, at the terms and on the conditions necessary to support the Partnership’s future business.

Introduction

The information contained in this Part I, Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, in addition to the interim consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

The Partnership established its Puerto Rico network by forming a wholly owned subsidiary, NewComm, on January 29, 1999.  On February 4, 1999, the Partnership and NewComm entered into an agreement with TEM, whereby the Partnership contributed its two Puerto Rico Licenses to NewComm and TEM provided NewComm a $19,960,000 loan to develop the Puerto Rico Licenses.  TEM’s loan was made pursuant to a secured convertible promissory note (the “Note”) which would be convertible into 49.9% of NewComm’s equity.  The Note, however, could not be converted until the FCC authorized TEM to hold more than a 25% equity interest in NewComm.  By means of a Stock Purchase Agreement executed on March 12, 2002 (the “Stock Purchase Agreement”), the Partnership agreed to sell shares equal to 0.2% in NewComm to TEM conditioned to obtaining permanent financing and a clear exit path for the Partnership.  This transaction was subsequently approved by the Department of Homeland Security and the FCC.

Entry into Material Definitive Agreements

The transaction among the Partnership, NewComm, and TEM Puerto Rico was consummated on April 20, 2005 pursuant to the terms of the Settlement Agreement.  Some of the most important provisions of the Settlement Agreement are summarized below:

•                  The Partnership, NewComm, and NewComm’s shareholders, on the one hand, and TEM, on the other hand, agreed to release certain claims each may have against the other in connection with the performance of certain contracts previously entered into by the parties.

•                  NewComm will capitalize the $73.8 million loan (including interest) previously made to it by TEM and Telefónica Móviles S.A. and will issue a convertible promissory note to the Partnership in the amount of the loan.

•                  The effectiveness of the Settlement Agreement was conditioned upon the satisfaction of certain events, including the following: TEM Puerto Rico becoming the holder of 49.9% of NewComm’s capital stock; the termination of the Joint Venture Agreement, the Management Agreement, and the Technology Transfer Agreement, each of which involved NewComm and included TEM as a party; the amendment of the Stock Purchase Agreement, the Sale Agreement, dated March 12, 2002 (the “Sale Agreement”), among NewComm, TEM Puerto Rico, the Partnership, and the other shareholders of NewComm, and the Shareholders Agreement, dated March 12, 2002 (the “Shareholders Agreement”), among the Partnership, NewComm, TEM Puerto Rico, and the other shareholders of NewComm; TEM’s entry into a line of credit to be used to pay the balance of NewComm’s indebtedness to the FCC; and an extension or refinancing of NewComm’s bridge loan from ABN Amro Bank, N.V.

•                  In the event that as of September 30, 2006, NewComm’s net income, as determined in accordance with U.S. generally accepted accounting principles and measured on the basis of EBITDA for the twelve-month period then ended, is less than $10,970,000, TEM may require that the Partnership, and NewComm’s shareholders, together with TEM Puerto Rico, sell their respective interests in NewComm to a third party.

•                  Upon the earlier to occur of a liquidation or sale of NewComm, TEM Puerto Rico’s acquisition of 50.1% of NewComm stock pursuant to the Stock Purchase Agreement, or the fifth anniversary of the Settlement Agreement’s effective date, TEM Puerto Rico will be required to pay a premium to the Partnership and NewComm’s other shareholders.  The amount of the premium payment will be calculated pursuant to the terms set forth in the Settlement Agreement, but will not exceed 16.6% of the resulting proceeds, net of certain costs, fees, and expenses and minus NewComm’s indebtedness existing at such time.

 On April 20, 2005, the Stock Purchase Agreement was amended in order to, among other things, extend by 3 ½ years, to approximately October 2008, TEM Puerto Rico’s option to buy a majority interest in NewComm. In addition, the Sale Agreement was amended in order to clarify the procedures that would apply upon the sale of NewComm to a third-party purchaser in the event that neither TEM Puerto Rico, nor the Partnership exercised its rights under the Sale Agreement to purchase NewComm.

Also, the Shareholders Agreement was amended and restated on April 20, 2005, and provides among other things that once TEM Puerto Rico becomes the holder of more than 50% of NewComm’s capital stock, TEM Puerto Rico will have the right to designate four directors to NewComm’s board (two more directors than it currently has the right to designate), and the Partnership will have the right to designate three directors to NewComm’s board (one less director than it currently has the right to designate).  It also provides that if NewComm proposes to issue additional shares at a price that is deemed fair by TEM Puerto Rico on the basis of an equity valuation, and TEM Puerto Rico does not exercise its preemptive rights under the agreement, then TEM Puerto Rico will be obligated to transfer to NewComm’s other shareholders the number of its shares needed to prevent the other shareholders from being diluted as a result of NewComm’s proposed issuance.

Results of Operations

Three-month period ended March 31-, 2005 compared with three-month period ended March 31, 2004.

Set forth below is a summary of the results of operations before other income and expenses for the periods indicated:

	Three-Month Periods Ended March 31,
	2005	2004	Change
Revenues:
Service revenues	$22,878,520	$26,878,225	-15%
Handsets and accessories sales	737,460	1,436,596	-49%

Total Revenues	23,615,980	28,314,821	-17%
Expenses:
Operating expenses	25,599,110	30,565,872	-16%

Income (loss) from operations	(1,983,130)	(2,251,051)	-12%

Interest expense	(3,054,582)	(2,366,767)	29%

Loss before other income (expense)	(5,037,712)	(4,617,818)	9%

Revenues

The Partnership’s revenues for the three-month period ended March 31, 2005 decreased by 17% or $4.7 million from $28.3 millions to $23.6 as compared for the same period in 2004. Total revenues include service as well as handset and accessories revenues.  Service revenues for the three-month period ended March 31, 2005 decreased by 15% or $4 million when compared to the same period in 2004 while handset and accessories sales decreased by 49% or .7 million.  The decrease in handsets and accessories revenues is mainly due to handset units pricing adjustments.  The decrease in service revenues is related to a net decrease in the customer base during the quarter as compared to the same period in 2004.  Strong competition among the seven PCS companies in Puerto Rico is the main reason for the decrease.  The Partnership is aggressively pursuing a marketing campaign which is intended to benefit its customer base by providing additional services while attracting customers from other companies.

Expenses

The following table shows the variances for the three month period ended March 31, 2005 as compared to the same period in 2004:

	Three-Month Periods Ended March 31,
	2005	2004	Change

Cost of handset and accesories	$4,185,011	$5,938,964	-30%
Interconnection expense	795,577	975,554	-18%
Sales and dealers commissions	2,034,700	2,846,832	-29%
Salaries and benefits	3,913,919	4,034,411	-3%
Selling and advertising expense	710,503	1,456,666	-51%
Legal and professional services	391,782	713,352	-45%
Depreciation	4,571,468	4,304,462	6%
Provision for doubtful accounts	2,188,569	2,346,800	-7%
Rent expense	1,793,093	1,635,825	10%
Taxes, other than income	1,042,232	1,008,538	3%
Network operation and maintenance	1,940,708	1,566,547	24%
Other expenses	1,170,182	2,341,278	-36%
Management fee to General Partner	68,750	68,750	0%
Consulting and legal services rendered by related parties	792,616	1,327,894	-40%

Total Expenses	$25,599,110	$30,565,872	-15%

Expenses for the three-month period ended March 31, 2005 totaled $25,599,110 as compared to $30,565,872 for the same period in 2004.  During such first quarter of 2005, the Partnership’s expenses decreased by 15% or $4.9 million.

The overall decrease in expenses of $4.9 million is mainly due to a decrease of 30% in the cost of handsets and accessories sold, combined with an increase in network maintenance costs, and rent.  The decrease in cost of handsets sold is directly related to the pricing adjustments offered to customers.  In addition, the handset subsidy, whereby the cost of acquiring handset is greater that the price charged to customers, was significantly reduced during the quarter.

Income from Operations

Income from operations reflects the ability of the Partnership to generate positive cash flows from its operations, which does not take into consideration expenses such as amortization, depreciation and interest that must be reported for generally accepted accounting principles (GAAP) to arrive to the net income or loss.

Loss  from operations for the three month period ended March 31, 2005 of $1,983,130 shows a favorable variance of 12% or $200,000 as compared to the loss from operations for the same period in 2004.  This reduction in loss from operations is related to the overall reduction of expenses during the quarter which compensated the decrease in revenues.

Interest expense for the three month period ended March 31, 2005 of $3 million ($2.4 million in 2004) and depreciation expense of $4.6 million ($4.6 million in 2004) reduce the income from operations and result in a net loss before other income of $5,037,712 for the first quarter of 2004 ($4,617,818 in 2004); an overall increase in net loss of 9% when compared to 2004.  The increase in interest expense is mainly attributable to additional debt incurred during the period.  However, a significant portion of such debt will be converted into equity pursuant to the Settlement Agreement.

Depreciation expense remains constant as no major fixed assets have been acquired during the quarter.

Three-month period ended March 31, 2004 compared with three-month period ended March 31, 2003.

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

Revenues

The Partnership’s revenues for the three-month period ended March 31, 2004 increased by 8% or $2 million from $26.3 million to $28.3 million as compared for the same period in 2003. Total revenues include service as well as handset and accessories revenues.  Service revenues for the three-month period ended March 31, 2004 increased by 10% or $2.5 million when compared to the same period in 2003 while handset and accessories sales decreased by 24% or $0 ..5 million.  The decrease in handsets and accessories revenues is mainly due to handset units pricing adjustments.  The increase in service revenues is related to the utilization of airtime and an increase in our contract customer base.

Expenses

The following table shows the variances for the three month period ended March 31, 2004 as compared to the same period in 2003:

	Three-Month Periods Ended March 31,
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

Expenses for the three-month period ended March 31, 2004 totaled $26,261,410 as compared to $23,955,984 for the same period in 2003.  During the first quarter of 2004, the Partnership’s expenses increased by 10% or $2.3 million

The overall increase in expenses of $2.3 million is mainly due to an increase of 22% in the cost of handsets and accessories sold, combined with an increase in network maintenance costs, dealers commissions and professional services.  The increase in cost of handsets sold is directly related to the handset subsidy whereby the cost of acquiring handsets is higher than the pricing offered to customers.  In fact, the handset subsidy for the three month period ended March 31, 2004 was $4.5 million compared to $3 million for the same period in 2003.

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

Interest expense for the three month period ended March 31, 2004 of $2.4 million ($3.4 million in 2003) and depreciation expense of $4.3 million ($4 million in 2003) reduce the income from operations and result in a net loss before other income of $4,617,818 for the first quarter of 2004 ($5,124,796 in 2003); an overall reduction in net loss of 10% when compared to 2003.  The reduction in interest expense is mainly attributable to the refinancing of the various debts and to reduction of debt outstanding related to the Note Payable to Alcatel.

The increase in depreciation expense is related to the increase in the depreciable assets placed in service during the period.

Liquidity and Capital Resources

As of March 31, 2005, the Partnership had cash and cash equivalents amounting to $9,549,999, which are mostly related to proceeds from the sale of the Visalia-Porterville and California licenses in prior periods and the Fleet Transaction.

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

In addition, the Partnership owes the United States federal government approximately $33.6 million plus accrued interest at 6.5% in connection with the acquisition of its PCS licenses.  The repayment of this debt has been secured by means of a subordinated line of credit guaranteed by TEF as a result of the Settlement Agreement.

The Partnership secured promissory note payable to TEM was converted to equity as a result of the Settlement Agreement.

The Partnership estimates that the total cost to implement NewComm’s business plan will be approximately $200 million.  This consists of approximately $125 million in costs associated with building-out the Puerto Rico Network, and approximately $75 million to fund NewComm’s operations until these become profitable.  NewComm obtained a short term financing (“Bridge Loan”) of $60 million. As a result of the Settlement Agreement effective April 20, 2005, TEM agrees to undertake all commercially reasonable actions necessary to refinance the Bridge Loan on or before April 20, 2008, with a two-year term loan maturing on or before April 20, 2010 and to cause TEF, subject to the satisfaction of certain conditions, to guarantee the prompt and complete payment and performance by NewComm when due of the Long-Term Financing.  The Long-Term Financing guarantee shall be jointly and severally guaranteed by the Partnership.

 During 2001, the Partnership sold 8.02% of NewComm to Syncom Venture Funds in exchange for $25 million,  and on March 2, 2002, the Partnership sold 4.08% of NewComm to a group of investors led by Fleet Development Ventures for $13 million.  Those percentages have diluted due to the conversion to equity of TEM’s 49.9% promissory notes.  As a result, the stockholders ownership interest in NewComm are as follows:

STOCKHOLDER	INTEREST

ClearComm, L.P.	39.27%
Syncom	7.21%
Fleet Group	3.62%
TEM Puerto Rico	49.90%

100.00%

The Partnership anticipates that earnings and cash distributions derived from its Puerto Rico Network, interim and permanent financing and, if necessary, additional capital calls from its Investors or accessing the public capital markets, should provide it with the liquidity to meet its obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership’s exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks.  The Partnership invests cash balances in excess of operating requirements in short-term money market funds.  As of March 31, 2005, the Partnership had cash equivalents and short-term investments of approximately $9,549,999 consisting of cash and highly liquid, short-term investments in money market funds.

The Partnership’s cash and cash equivalents will increase or decrease by an immaterial amount if market interest rates increase or decrease, and therefore, its exposure to interest rate changes has been immaterial.  The Partnership’s loans payable to the FCC have a fixed interest rate of 6.5% and therefore are not exposed to interest rate risks.  The TEM Note has been converted into equity as described on the Settlement Agreement.

An agreement restructuring Lucent’s outstanding debt was executed on June 4, 2003 (“Senior Credit Agreement”).  On April 1, 2005, the Partnership executed a Forebearance Agreement by which Lucent agreed to forebear payment under the Senior Credit Agreement until June 29, 2005.  The now outstanding debt to Lucent is $48 million and is payable over a six-year period at 8% annual interest rate.  On June 20, 2003, an agreement restructuring Alcatel’s debt was executed.  Alcatel’s credit is now $2.5 million at 6.5% payable over a three year period.  As a result of the Settlement Agreement the Bridge Loan will be refinanced on or before April 20, 2008 with jointly and severally guarantees from TEF and the Partnership.

ITEM 4. CONTROLS AND PROCEDURES

The Partnership’s Chief Executive Officer, Javier O. Lamoso, and the Partnership’s Chief Financial Officer, Edileen Salicrup, have evaluated the Partnership’s disclosure controls and procedures within 90 days of the filing of this report.

Mr. Lamoso and Ms. Salicrup have concluded that the Partnership’s disclosure controls and procedures provide reasonable assurance that the Partnership can meet its disclosure obligations.  The Partnership’s disclosure controls and procedures are based upon a roll-up of financial and non-financial information concerning the Partnership and NewComm.  The reporting process is designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is disclosed in Part I, Item 1, Notes to Interim Consolidated Financial Statements (unaudited), Section 4, and is hereby incorporated into Part II, Item 1 by this reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  List of Exhibits

Exhibit 10.1:  Settlement Agreement and Mutual Release, dated April 20, 2005, among NewComm Wireless Services, Inc. (“NewComm”), Telefónica Móviles S.A., Telefónica Móviles Puerto Rico, Inc., ClearComm, L.P., and the shareholders of NewComm.

Exhibit 10.2:  Amendment No. 6 to Stock Purchase Agreement, dated April 20, 2005, among Telefónica Móviles Puerto Rico, Inc., ClearComm, L.P., and NewComm Wireless Services, Inc.

Exhibit 10.3:  Amendment No. 1 to Sale Agreement, dated April 20, 2005, among Telefónica Móviles Puerto Rico, Inc., ClearComm, L.P., Syndicated Communications Venture Partners IV, L.P., Fleet Development Ventures, LLC, Opportunity Capital Partners IV, L.P., Power Equities, Inc., and NewComm Wireless Services, Inc.

Exhibit 10.4:  Amended and Restated NewComm Wireless Services, Inc. Shareholders Agreement, dated April 20, 2005, among Telefónica Móviles Puerto Rico, Inc., ClearComm, L.P., Syndicated Communications Venture Partners IV, L.P., Fleet Development Ventures, LLC, Opportunity Capital Partners IV, L.P., Power Equities, Inc., and NewComm Wireless Services, Inc.

Exhibit 31.1:  Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 31.2:  Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 32.1:  Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2:  Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)                                  No reports on Form 8-K have been filed during the quarter for which this report is filed.

ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ClearComm, L.P.

	By:	SuperTel Communications Corp.
	Its:	General Partner

Date: May 23, 2005		By:	/s/ Javier O. Lamoso
Name: Javier O. Lamoso
Title: President