Form 10-K/A
period 2004-12-31
CLEARCOMM L P
filed 2005-06-01
CIK 1013267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The Registrant’s outstanding securities consist of units of limited partnership interests which have no readily ascertainable market value since there is no public trading market for these securities on which to base a calculation of aggregate market value.

Documents incorporated by reference.          None.

ClearComm, L.P.

CLEARCOMM, L.P. ( THE “PARTNERSHIP”) RESTATED ITS CONSOLIDATED FINANCIAL STATEMENTS FOR THE CALENDAR YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000. OUR PRIOR INDEPENDENT ACCOUNTANTS, ARTHUR ANDERSEN LLP, ARE NOT ABLE TO REISSUE THEIR REPORT RELATING TO THE PARTNERSHIP’S FINANCIAL STATEMENTS FOR 2001 AND 2000 OR TO AUDIT THE RESTATEMENT ADJUSTMENTS BECAUSE THEY CEASED OPERATIONS IN 2002.   THE PARTNERSHIP BELIEVES THAT THE EFFECT OF THE ADJUSTMENTS MADE IN THE RESTATED FINANCIAL STATEMENTS, AND THE NATURE OF THE ACCOUNTING ISSUES ADDRESSED BY THOSE ADJUSTMENTS, DO NOT HAVE A MATERIAL EFFECT ON THE PARTNERSHIP’S FINANCIAL POSITION AS A WHOLE OR ON THE PARTNERSHIP’S INVESTORS, CREDITORS, SUPPLIERS, EMPLOYEES OR CUSTOMERS.  THEREFORE, THE PARTNERSHIP BELIEVES THAT A RE-AUDIT OF THE PARTNERSHIP’S 2001 AND 2000 CONSOLIDATED FINANCIAL STATEMENTS IS UNNECESSARY.  ACCORDINGLY, OUR CONSOLIDATED FINANCIAL STATEMENTS FOR THE CALENDAR YEAR ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000 ARE RESTATED AND UNAUDITED.  OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE CALENDAR YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 ARE INCLUDED AS PART OF THIS ANNUAL REPORT ON FORM 10-K/A.

THE RESTATEMENTS OF THE PARTNERSHIP’S CONSOLIDATED FINANCIAL STATEMENTS FOR THE CALENDAR YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000 ARE DESCRIBED IN DETAIL WITHIN ITEM 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”.

Part I

FORWARD-LOOKING STATEMENTS

This Form 10-K/A and future filings by the Partnership on Form 10-Q and Form 8-K and future oral and written statements by the Partnership may include certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements.  Forward-looking statements by the Partnership are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Partnership disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes selected consolidated financial data of the Partnership from the period from January 1, 2000 to December 31, 2000, from January 1, 2001 to December 31, 2001 January 1, 2002 to December 31, 2002, from January 1, 2003 to December 31, 2003 and from January 1, 2004 to December 31, 2004.  This information should be read in conjunction with the Partnership’s audited consolidated financial statements and related notes thereto and management discussion contained herein.

Statements of Operations Data

				Restated and Unaudited
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2002	2001	2000

Revenues:
Service revenues	$100,336,047	$101,557,423	$99,779,656	$112,025,407	$79,906,400
Handsets and accessories sales	4,665,889	7,336,689	8,177,441	11,710,520	12,104,805

Total Revenues	105,001,936	108,894,112	107,957,097	123,735,927	92,011,205
Expenses:
Operating expenses	125,455,367	117,358,908	117,905,555	136,940,300	133,397,603

Income (loss) from operations	(20,453,431)	(8,464,796)	(9,948,458)	(13,204,373)	(41,386,398)

Interest expense	(9,470,793)	(13,312,468)	(16,212,644)	(20,172,216)	(11,141,769)

Loss before other income (expense)	(29,924,224)	(21,777,264)	(26,161,102)	(33,376,589)	(52,528,167)
Other Income (expense)

Gain on sale of California Licenses	4,168	—	—	—	—

Gain on sale of investment in stock of subsidiary	—	—	13,000,000	—	—

Equity in net loss of subsidiary	(115,382)	(140,608)	(114,746)	—	—

Interest income	126,827	213,369	249,661	548,002	490,309

Gain on sale of Visalia-Porterville license				4,814,337	—

Other	1,292	337	1,113	—	—
Write-down of investment in subsidiary	(165,306)	—	—	—	—
Realized loss on sale of investment in securities	(56,518)	—	—	—	—
Loss on write-off of inventories	—	(4,742,559)	—	—	—
Write-off of discount on note payable to FCC	—	(3,913,661)	—	—	—

Net loss	$(30,129,143)	$(30,360,386)	$(13,025,074)	$(28,014,250)	$(52,037,858)

Net loss attributable to General Partner	$(30,129,143)	$(30,360,386)	$(13,025,074)	$(28,014,250)	$(25,765,959)

Net loss attributable to Limited Partners	$—	$—	$—	—	$(26,271,898)

Net loss per unit attributable to Limited Partners	$—	$—	$—	—	$(9,035)

Balance Sheets Data

				Restated and Unaudited
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2002	2001	2000
ASSETS:
Cash and cash equivalents	$10,612,430	$1,007,353	$22,709,786	$10,241,902	9,338,798
Cash in escrow account	—	1,500,000	—	—	—
Accounts receivable, net	7,909,573	12,297,162	11,594,949	19,099,986	20,049,769
Accounts receivable, other	4,204,524	7,457,028	6,483,255	—	—
Insurance claim receivable	403,657	—	270,002	1,496,324	1,256,285
Interest receivable	20,000	14,000	8,000	2,000	—
Inventories	1,304,392	3,908,736	10,461,112	10,305,254	12,977,164
Prepaid expenses	841,750	672,406	625,610	652,279	751,603
Investment in Securities	—	7,338,288	10,000,000	—	—
Leasehold rights, net	3,314,144	—	—	—	—
Investment in Subsidiary	247,959	397,980	277,254	—	—
PCS licenses, net	46,750,449	57,517,974	57,517,974	57,517,974	64,838,452
Deferred financing costs	635,824	774,363	901,235	906,731	1,730,047
Note receivable from officer	100,000	100,000	100,000	100,000	—
Property and equipment, net	80,546,773	90,753,422	101,931,922	102,095,953	97,002,140

	$156,891,475	$183,738,712	$222,881,099	202,418,403	207,944,258

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT):
Accounts payable and accrued Liabilities	$48,810,130	$40,224,333	$47,022,094	$41,642,052	$45,743,223
Notes payable — short-term	136,836,780	113,816,297	82,647,544	133,321,837	121,000,000
Notes payable — long-term	90,226,258	117,390,809	150,505,987	81,723,962	72,456,233

Unitholders’ capital (deficit) 2,765.20 Units in 2004, 2,906.1 Units in 2003, 2002, and 1 general Partnership interest	(118,981,693)	(87,692,727)	(57,294,526)	(54,269,448)	(31,255,198)

	$156,891,475	$183,738,712	$222,881,099	$202,418,403	$207,944,258

BOOK VALUE PER UNIT	$(40,928)	$(30,165)	$(19,708)	(18,668)	(10,751)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restatement of Financial Statements

Management restated the Partnership’s financial statements for 2001 and 2000, as described in Note 2 to the audited consolidated financial statements included as part of the 2003 Annual Report on Form 10-K.  Our prior independent accountants are not able to reissue their report relating to the Partnership’s financial statements for 2001 and 2000 or to audit the restatement adjustments described in Note 2 because they ceased operations in 2002.  Our successor independent accountants, Kevane Soto Pasarell Grant Thornton LLP have not audited such year and do not issue an opinion on the financial statements for the calendar year ended December 31, 2001 and December 31, 2000.  Our successor independent accountants have only audited our financial statements for the calendar years ended December 31, 2004, 2003 and 2002 and have issued the Independent Auditor’s report included herein.

Accordingly, our financial statements for the calendar year ended December 31, 2001 and December 31, 2000 are restated and unaudited.

Impact of Unaudited Financial Statements

As explained above and in Note 2 to the audited consolidated financial statements for the calendar years ended December 31, 2003 and 2002, our consolidated financial statements for the calendar year ended December 31, 2001 and December 31, 2000 have been restated.  Our prior independent accountants are not able to reissue their report relating to the Partnership’s financial statements for 2001 or to audit the restatement adjustments described in Note 2 because they ceased operations in 2002.  We believe that the effect of the adjustments made in the re-stated financial statements, and the nature of the accounting issues addressed by those adjustments, do not have a material effect on the Partnership’s financial position as a whole or on the Partnership’s investors, creditors, suppliers, employees or customers.  Therefore, we believe that a re-audit of the Partnership’s 2001 and 2000 consolidated financial statements is unnecessary.  Accordingly, our consolidated financial statements for the calendar year ended December 31, 2001 and December 31, 2000 are restated and unaudited.  Our audited consolidated financial statements for the calendar years ended December 31, 2004, 2003 and 2002 are included as part of this Annual Report on Form 10-K/A.

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

Expenses

Consolidated Operating expenses for the year ended December 31, 2004 totaled $107,644,333, as compared to $100,086,717 for the same period in 2003, as shown on the following table:

	2004	2003	Variances
Cost of handsets and accessories sold	$24,352,074	$22,523,576	8%
Salaries and benefits	15,642,745	15,169,673	3%
Provision for doubtful accounts	14,762,108	8,907,241	66%
Salesmen and dealers commissions	11,652,417	8,375,695	39%
Depreciation	17,811,034	17,272,191	3%
Advertising expense	6,936,679	7,353,590	-6%
Rent expense	6,922,312	6,755,926	2%
Network operation and maintenance expense	4,479,139	5,559,349	-19%
Taxes, other than income	3,952,175	4,945,218	-20%
Interconnection expense	2,798,991	4,245,415	-34%
Services rendered by related parties	4,930,413	3,621,826	36%
Legal and consulting fees rendered by related parties	536,213	469,000	14%
Legal and professional services	2,700,917	2,682,232	1%
Other expenses	7,973,982	9,477,976	-16%

Total operating expenses	$125,451,199	$117,358,908	7%

The increase in expenses of 7% during 2004, as compared to 2003, is mainly due to the increase in the provision for doubtful accounts which resulted in additional $6 million reserves and is directly related to the full implementation of the new billings and collections software migration.  The increase in salesmen and dealers commissions is related to the shifting during the year from prepaid customer accounts to contract customers that triggers higher commissions.  The 19% decrease in network operation and maintenance expense is related to operational efficiencies obtain at the subsidiary level and to the sale of 12 network towers to a third party during the fourth quarter of 2004 as explained in Note 11 of the combined financial statements.

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

Alcatel USA International Marketing, Inc. (“Alcatel”) was contracted to build part of the CDMA network. On June 20, 2003, NewComm and Alcatel entered into Amendment No. 2 to Promissory Agreement and Note dated as of December 28, 2001.  The final maturity date on the 6.5% annual interest rate note is December 20, 2005.  During 2004,

$2,075,000 was paid in principal payments and $2,461,029 is outstanding as of December 31, 2004.

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

Contractual Obligations

As of December 31, 2004 the Partnership’s contractual obligations including payments due by period, are as follows:

	Payments due by Periods
	Total	Less than 1 yr	1-3 years	3-5 years	More than 5 years
Rental Commitments (1)	$26,075	$26,075	$—	$—	$—
Operating Lease Agreement (2)	19,123,987	6,362,828	4,051,337	7,044,469	1,665,353
Sales-Leaseback (3)	5,705,800	578,400	1,156,800	1,735,200	2,235,400
Notes Payable (4)	—	—	—	—	—
Lucent	48,470,205	6,000,000	14,500,000	25,929,632	2,040,573
Alcatel	2,461,029	2,461,029	—	—	—
FCC	33,620,245	16,133,067	17,487,178	—	—
TEM	62,097,930	36,769,293	25,328,637	—	—

Total Contractual Obligations	$171,505,271	$68,330,692	$62,523,952	$34,709,301	$5,941,326

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

Report of Independent Public Accountants

To the Partners of

CLEARCOMM L.P. AND SUBSIDIARY:

We have audited the accompanying consolidated balance sheets of CLEARCOMM L.P. (a Delaware Limited Partnership) AND SUBSIDIARY (“the Company”) as of December 31, 2004, 2003 and 2002, and the related consolidated statements of operations, changes in partners’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 3(h), effective January 1, 2003, the Company changes its method of accounting for the amount of loss incurred on the sale of handsets to customers.  In addition, and as discussed in Note 3(k), effective January 1, 2002, the Company changed its method for assessing the recoverability of its intangible assets.

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

ClearComm, L.P.

Consolidated Statements of Operations for the years ended

December 31, 2004, 2003, 2002

	2004	2003	2002
REVENUES:
Service revenues	$100,336,047	$101,557,423	$99,779,656
Handset and accessories sales	4,665,889	7,336,689	8,177,441

Total revenue	105,001,936	108,894,112	107,957,097

OPERATING EXPENSES:
Cost of handsets and accessories sold, exclusive of items shown separately below	24,352,074	22,523,576	20,297,712
Salaries and benefits	15,642,745	15,169,673	15,662,484
Provision for doubtful accounts	14,762,108	8,907,241	9,854,591
Salesmen and dealers commissions	11,652,417	8,375,695	4,241,827
Depreciation and Amortization	17,811,034	17,272,191	14,171,258
Advertising expense	6,936,679	7,353,590	8,461,265
Rent expense	6,922,312	6,755,926	7,766,611
Network operation and maintenance expense	4,479,139	5,559,349	8,057,442
Taxes, other than income	3,952,175	4,945,218	1,262,577
Interconnection expense	2,798,991	4,245,415	4,916,771
Services rendered by related parties	5,466,626	4,090,826	6,070,538
Legal and professional services	2,700,917	2,682,232	9,915,770
Other expenses	7,978,150	9,477,976	7,226,709

Total operating expenses	125,455,367	117,358,908	117,905,555

INCOME FROM OPERATIONS	(20,453,431)	(8,464,796)	(9,948,458)

INTEREST EXPENSE	(9,470,793)	(13,312,468)	(16,212,644)

LOSS BEFORE OTHER INCOME (EXPENSE)	(29,924,224)	(21,777,264)	(26,161,102)

OTHER INCOME (EXPENSE):
Gain on sale of California License	4,168	—	—
Gain on sale of investment in stock of subsidiary	—	—	13,000,000
Realized loss on sale of investment in securities	(56,518)	—	—
Equity in net loss of 49% owned subsidiary	(115,382)	(140,608)	(114,746)
Interest income	126,827	213,369	249,661
Write-down of investment in subsidiary	(165,306)	—	—
Loss on write-off of inventories	—	(4,742,559)	—
Write-off of discount on note payable to FCC	—	(3,913,661)	—
Other	1,292	337	1,113

NET LOSS	$(30,129,143)	$(30,360,386)	$(13,025,074)

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

Consolidated Statements of Changes in Partners’ (Deficit) for the years ended

December 31, 2004, 2003, 2002

	Limited Partners		General	Other Comprehensive
	Units	Amount	Partner	Loss	Total

BALANCES, December 31, 2001	2,906.1	$—	$(54,269,448)	$—	$(54,269,448)

DILUTION GAIN		7,500,000	2,500,000	—	10,000,000

NET LOSS - 2002	—	(7,500,000)	(5,525,074)	—	(13,025,074)

BALANCES, December 31, 2002	2,906.1	—	(57,294,522)	—	(57,294,522)

COMPREHENSIVE LOSS:

Net loss for the year	—	—	(30,360,386)	—	(30,360,386)

Unrealized holding loss in investment securities	—	—	—	(37,827)	(37,827)

Net comprehensive loss	—	—	(30,360,386)	(37,827)	(30,398,213)

BALANCES, December 31, 2003	2,906.1	—	(87,654,908)	(37,827)	(87,692,735)

Net loss for the year	—	—	(30,129,143)	—	(30,129,143)

Realized holding loss in investment in securities	—	—	—	37,827	37,827

Reacquired partner’s units	(140.90)	—	(1,197,640)	—	(1,197,640)

BALANCES, December 31, 2004	2,765.20	$—	$(118,981,691)	$—	$(118,981,691)

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

(t)    Concentration of credit risk –

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

(11)     Sale and leaseback:

During the year ended December 31, 2004, the Company sold 12 network towers to a third party and leased back certain tower space, at a fixed monthly fee.  Following the provisions of SFAS No. 13 and 98, the Company accounted for this transaction as a “sale and leaseback.”  Accordingly, the leased interest in the towers was capitalized as a leasehold right for a total amount of $3,359,566, which represents the present value of the lease payments the Company will have to make throughout the term of the agreements, at an imputed interest rate of 12%.  The income generated on the sale, which amounted to $2,015,498, was deferred and will be amortized over a 10-year period, which is the term of the lease.  Deferred income recognized and leasehold amortization for the year ended December 31, 2004 amounted to $27,397 and $45,422, respectively.  See related Note (18)(a)(iii).

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

Because of the evidence available as of December 31, 2003, the Company’s management adjusted the balance as of that date of the FCC debt discount, which amounted to $3,913,661.  Following SFAS No. 145, “Rescission of FASB Statements No 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” the loss resulting from the adjustment of the FCC debt discount has been reflected as interest expense in the other expenses section of the accompanying statement of operations.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Partnership’s management, including its President and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Partnership’s and Subsidiary’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing of this Annual Report on Form 10-K/A (the “Evaluation Date”).  Based on the evaluation, the President and Chief Financial Officer concluded that as of the Evaluation Date, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.  There have not been any changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the President and Chief Financial Officer completed their evaluation.

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

SUMMARY COMPENSATION TABLE

					Long-Term Compensat ion Awards
	Annual Compensation				Securities
				Other Annual	Underlying	All Other
Name & Principal	Fiscal	Compensation		Compensation	Options/SA	Compensations
Position	Year	($)	Bonus($)	($)(1)	R’s	($)
Javier Lamoso, President	2004	$76,000	$0	$185,000	0	$0
and Director	2003	$76,931	$0	$185,000	0	$0
	2002	$75,200	$0	203,750	0	$0

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

(d) All Other Fees:

None

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements

ClearComm, L.P.

Report of Independent Public Accountants — December 31, 2004, 2003 and 2002

Consolidated Balance Sheets - December 31, 2004, 2003 and 2002

Consolidated Statements of Operations for the years ended - December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Partners’ Deficit for the years ended - December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended - December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

SuperTel Communications Corp.

Report of Independent Public Accountants — December 31, 2004, 2003 and 2002

Balance Sheets - December 31, 2004, 2003 and 2002

Statements of Income and Accumulated Deficit for the years ended December 31, 2004, 2003 and 2002

Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Financial Statements

(2) Financial Statement Schedules - None.

(3) List of Exhibits:

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

Signature	Capacity in Which Signed	Date

/s/ Fred H. Martínez	Director and Chairman of the Board	June 1, 2005
Fred H. Martínez

/s/ Javier O. Lamoso	Director and President	June 1, 2005
Javier O. Lamoso

/s/ Margaret W. Minnich	Director	June 1, 2005
Margaret W. Minnich

/s/ Lawrence Odell	Director	June 1, 2005
Lawrence Odell

/s/ James T. Perry	Director	June 1, 2005
James T. Perry