Form 10-K/A
period 2004-12-31
CLEARCOMM L P
filed 2005-07-26
CIK 1013267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

TABLE OF CONTENTS

Part I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures

Part III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions

Part IV

Item 14.	Principal Accounting Fees and Services
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

SIGNATURES

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

Signature	Capacity in Which Signed	Date

/s/ Fred H. Martínez	Director and Chairman of the Board	July 26, 2005
Fred H. Martínez

/s/ Javier O. Lamoso	Director and President	July 26, 2005
Javier O. Lamoso

/s/ Margaret W. Minnich	Director	July 26, 2005
Margaret W. Minnich

/s/ Lawrence Odell	Director	July 26, 2005
Lawrence Odell

/s/ James T. Perry	Director	July 26, 2005
James T. Perry