Form 10-Q
period 2005-06-30
CLEARCOMM L P
filed 2005-08-23
CIK 1013267

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-28362

ClearComm, L.P.

(Exact name of registrant as specified in its charter)

Delaware	66-0514434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

City View Plaza-Suite 700 No. 48 of Road 165	00968
Guaynabo, Puerto Rico	(Zip Code)

Registrant’s telephone number, including area code: (787) 810-5757

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes☒   No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐  No ☒

ClearComm, L.P.

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Assets, Liabilities and Partners’ Deficit as of June 30, 2005 (unaudited) and December 31, 2004 (audited)

Consolidated Statements of Revenues and Expenses for the three-month and six-month period ended June 30, 2005 and 2004 (unaudited).

Consolidated Statements of Changes in Partners’ Deficit for the six-month period ended June 30, 2005 (unaudited)

Consolidated Statements of Cash Flows for the six-month period ended June 30, 2005 and 2004 (unaudited)

Notes to Interim Consolidated Financial Statements (unaudited)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative Disclosure About Market Risk.

Item 4	Control and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

Signatures.

Exhibit Index.

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES
AND PARTNERS’ DEFICIT

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Restated)
ASSETS:
Cash and cash equivalents	$10,000,428	$10,612,430
Accounts receivable, net	8,474,072	7,909,573
Accounts receivable, other	4,846,298	4,204,524
Insurance claim receivable	—	403,657
Interest receivable	—	20,000
Inventories, net	3,106,564	4,341,975
Prepaid expenses	948,830	841,750
Leasehold rights, net	3,660,498	3,314,144
Investment in subsidiary	217,959	247,959
PCS licenses, net	46,750,449	46,750,449
Deferred financing costs	518,776	635,824
Note receivable from officer	-	100,000
Property and equipment, net	73,543,967	80,546,773

	152,067,841	$159,929,058

LIABILITIES AND PARTNERS’ DEFICIT:
Accounts payable and accrued liabilities	$29,296,342	$48,810,130
Notes payable — short-term	38,715,009	136,836,780
Notes payable — long-term	128,835,066	90,226,258

Unitholders’ capital (deficit) 2,765.20 Units in 2005, 2906.1 Units in 2004, and 1 general partnership interest.

	(44,778,577)	(115,944,108)

Total liabilities and partner's deficit	$152,067,840	$159,929,060

BOOK VALUE(DEFICIT) PER UNIT	$(16,194)	$(41,930)

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
(UNAUDITED)

	Three-Month Periods Ended June 30		Six-Month Periods Ended June 30
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues:
Service revenues	$22,686,968	$25,906,148	$45,565,488	$52,784,373
Handset and accessories sales	1,169,624	1,228,194	1,907,084	2,664,790

	23,856,592	27,134,342	47,472,572	55,449,163

Operating Cost and Expenses:
Cost of handset and accessories	4,362,624	5,652,167	9,047,636	11,591,131
Interconnection expense	807,907	1,065,425	1,603,484	2,040,979
Sales and dealers commissions	1,891,224	2,533,551	3,925,924	5,380,383
Salaries and benefits	3,859,776	3,955,461	7,773,695	7,989,871
Depreciation	4,524,200	4,388,884	9,095,668	8,693,346
Advertising expense	1,382,099	1,857,480	2,092,602	3,314,146
Legal and professional services	287,520	851,391	679,302	1,564,743
Provision for doubtful accounts	3,293,557	2,365,150	5,482,126	4,711,950
Rent expense	1,824,870	1,731,547	3,617,963	3,367,372
Taxes other than income	529,874	841,109	1,572,106	1,849,647
Network Operation and Maintenance	2,011,529	1,726,390	3,952,237	3,292,937
Other expenses	-136,634	2,426,762	1,396,574	4,777,609
Management fee to General Partner	68,750	68,750	137,500	137,500
Services rendered by related parties	626,235	1,258,326	1,418,851	2,586,220
Loss on Sale of California License	—	25,832	—	25,832

	25,333,531	30,748,225	51,795,668	61,323,666

Income (Loss) from Operations	(1,476,939)	(3,613,883)	(4,323,096)	-5,874,503

Other Income (Expense)
Interest income	75,134	38,549	408,160	116,971
Other Income	—	(57,396)	32,644	(57,179)
Interest expense	(2,913,539)	(2,321,032)	(5,968,121)	(4,687,799)

	(2,838,405)	(2,339,879)	(5,527,317)	(4,628,007)

Net Income (Loss)	$(4,315,344)	$(5,953,762)	$(9,850,413)	$(10,502,510)

Net Income (Loss) Attributable to General Partner	$(4,315,344)	$(5,953,762)	$(9,850,413)	$(10,502,510)

Net Income (Loss) Attributable to Limited Partners	$—	$—	$—	$—

The accompanying notes are integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT
(Unaudited)

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2005

	Limited Partners		General
	Units	Amount	Partner	Total

BALANCES, December 31, 2004	2,765.2	—	$(115,944,108)	$(115,944,108)

Net loss for the three-months period ended March 31, 2005			(5,535,069)	(5,535,069)

Net loss for the three-months period ended June 30, 2005	—	—	(4,315,344)	(4,315,344)

Additional Capital Contribution from conversion pursuant to the settlement agreement dated April 20, 2005			81,015,944	81,015,944

BALANCES, June 30, 2005	2,765.2	—	$(44,778,577)	$(44,778,577)

The accompanying notes are an integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six-Month Periods Ended
	June 30,	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,850,413)	$(10,502,510)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization	9,095,668	8,638,296
Equity in losses of unconsolidated subsidiary	30,000	12,178
Amortization of loan origination fees		98,436
Inventory Reserve	172,033	348,000
Bad debt expense	5,482,126	4,711,950
Loss on sale of California Licenses		25,832
Gain from sale of vehicles	(432,527)	(28,327)
Capitalized interest	102,761	395,588
Changes in operating assets and liabilities-
Increase in interest receivable	—	(83,336)
Increase in accounts receivable, before write-offs	(6,968,218)	(3,662,572)
Decrease in insurance claim receivable	403,657
Decrease (increase) in inventories	1,041,021	(686,933)
Increase overdraft	—	(82,469)
Increase in prepaid expenses	(107,080)	(260,560)
Decrease in accounts payable and accrued liabilities	2,000,205	3,575,702
Decrease in accounts payable to related parties	(3,196,515)	(876,410)
(Decrease) Increase in accrued interest	565,151	(71,287)
(Decrease) increase in deferred income	66,460	(466,003)
Total adjustments	8,254,742	11,588,085
Net cash provided by operating activities	(1,595,671)	1,085,575
CASH FLOWS FROM INVESTING ACTIVITIES:		—
Redemption of investment securities		8,837,147
Proceeds from the sale of vehicle	483,161	184,000
Proceeds from sale of accounts receivable	455,890	—
Payment for deferred financing costs	(117,091)	—
Acquisition of property and equipment	(1,279,113)	(2,264,466)
Payment for the investment in subsidiary		(130,667)
Proceeds from the sale of California License		9,400,000
Net cash provided by (used in) investing activities	(457,153)	16,026,014
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of capital leases	(104,297)	—
Proceeds from issuance of note payable to Tmobiles		3,662,428
Proceeds of issuance of subordinated loan	11,743,256	—
Principal payments of long term debt	(10,698,408)	(8,525,338)
Tender Offer payments		(1,189,150)
Net cash used in financing activities	940,551	(6,052,060)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,112,273)	11,059,529
CASH AND CASH EQUIVALENTS, beginning of period	10,612,430	1,007,353
CASH AND CASH EQUIVALENTS, end of period	$9,500,157	$12,066,882
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:		$—
INTEREST PAID	$4,349,229	$4,430,435

(Continued)

(Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

Non-Cash investing and financing activities during the period ended June 30, 2005 are as follows:

(a)	Notes, interest payable and accrued expenses payable to TEM PR and T Moviles, S.A. were converted into additional capital contributions. Total amount converted is composed of the following:

Notes payable balance to T Moviles, S.A. (including accrued interest)	$11,396,339
Notes payable balance to TEM PR (including accrued interest)	62,487,125
Accrued expenses to T Moviles, S.A,	6,632,471

(b)	The Partnership’s subsidiary acquired equipment with a cost of $511,785 under a capital lease financing agreement.
(c)	The Partnership amortized $60,632 pertaining to the sales and leaseback transaction deferred gain.
(d)	The Partnership sold property and equipment with a coast of $216,383 and accumulated depreciation of $131,831 for the amount of $8,000; resulting in a loss of $76,552.
(e)	The Partnership through its subsidiary wrote-off an account payable of $207,300.

During the period ended June 30, 2004, interest expense from TEM-PR totaling $395,588 was capitalized into long-term debt.

The accompanying notes are an integral part of these consolidated financial statements.

CLEARCOMM, L.P.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2005 (UNAUDITED)

1.                                       BASIS OF PRESENTATION AND INTRODUCTION

The unaudited interim consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Partnership’s financial position at June 30, 2005 and results of operations and cash flows for the three-month periods ended June 30, 2005 and 2004.  The unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004.  Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

The Partnership has agreed to sell to TEM Puerto Rico such number of shares of NewComm as shall be necessary to enable TEM Puerto Rico to have a total of 50.1% interest in NewComm.  The transaction, which is described in the Settlement Agreement, involves in addition amendments to the Stock Purchase Agreement, a Shareholders Agreement, and a Sale Agreement.  A summary of the terms of these agreements is included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004.  The foregoing transaction is described in greater detail below in Part I, Item 2, and the Settlement Agreement and the amendments to the other agreements described above were attached at exhibits to the March 31, 2005 Quarterly Report on Form 10-Q.

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

2.             FINANCING REQUIREMENTS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Partnership commenced operations in September 1999 and has  incurred losses amounting to $4.3 million for the three-month period ended June 30, 2005 and incurred operating losses of $5 million for the three month period ended June 30, 2004.  It also has working capital of $40.6 million (a deficit of $156.0 in 2004) and partners’ capital deficit of $44.8 million in 2005 compared to $124.0 million in 2005. The significant reduction of the Partner’s capital deficit is due to additional capital contributed for the conversion of certain payables and accrued expenses as described on the Settlement agreement described in Part 1, Item 2.   The Partnership is likely to continue incurring losses until such time as its subscriber base generates revenue in excess of the Partnership’s expenses.  Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by means other than its revenues.

As part of an agreement with TEM, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that required Lucent to build a network that uses the Code Division Multiple Access (“CDMA”) protocol.  The total cost of the network was approximately $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount due under the contract under a formal financing agreement. On June 4, 2003, NewComm entered into a Senior Credit Agreement with Lucent, which extended the maturity date of the $51.5 million remaining on the credit facility to September 30, 2009, with interest at 8% annually.  In July 2005, Lucent sold the Note, which at the time had a principal balance of $48.5 million, to D.B. Zwirn & Co. (“D.B. Zwirn”).  The Company signed a Forbearance Agreement with D.B Zwirn on July 14, 2005. NewComm is currently negotiating a new credit facility with D.B. Zwirn and expects to close on a new credit before August 31, 2005. The Company expects that the principal balance under the new credit agreement with D.B. Zwirn will be $53.3 million, with a term until January 31, 2006 and a floating interest rate of LIBOR plus 700 basis points. The facility includes $48.5 million of principal, $2.0 million of accrued interest and $4.0 million additional funding for working capital and general purpose needs.

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

With respect to the FCC debt which originated when the Partnership acquired its PCS licenses, and for which the Partnership owes the United States federal government approximately $24.0 million plus accrued interest at 6.5% as of June 30, 2005, TEM has secured the repayment of this debt by means of a subordinated line of credit guaranteed as described on the Settlement Agreement.

TEM has agreed to undertake all commercially reasonable actions necessary to arrange a subordinated line of credit from a commercial bank for NewComm, the proceeds of which shall be available solely to pay the balance of the FCC debt as currently scheduled or as extended.

A total of $73.8 million in accounts payable to TEM and T-Moviles was converted into equity as a result of the Settlement Agreement on April 20, 2005.  This conversion has significantly decreased the Partnership’s accounts payable by said amount and reduced the Partnership’s partner’s capital deficit from $118 million to $44.5 million.

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

Restatement of prior year’s financial statements

The Partnership’s previously issued financial statements as of and for the years ended December 31, 2004 and 2003 have been restated to correct the accounting for the method used to record the amount of loss incurred on the sale of handsets to customers.  Effective January 1, 2003, the Partnership changed its method of accounting for the loss on the sales of handsets to customers, from the recognition of such anticipated future loss at the time of sale, to the establishment of an inventory reserve account for that loss at the end of each accounting period.  After discussions with staff members from the Securities and Exchange Commission (SEC) of their interpretation of correct accounting treatment of the inherent losses in the value of the Partnership’s handset inventory at the end of an accounting period, the Partnership’s management has decided to re-establish the previous method for inventory pricing.  Under the reestablished method, the loss on handset sales is recognized at the time of sale.

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

Results of Operations

Three-month period ended June 30, 2005 compared with three-month period ended June 30, 2004.

Set forth below is a summary of the results of operations before other income and expenses for the periods indicated:

	Three-Month Periods Ended
	June 30,
	2005	2004	Change
Revenues:
Service revenues	$22,686,968	$25,906,148	-12%
Handsets and accessories sales	1,169,624	1,228,194	-5%

Total Revenues	23,856,592	27,134,342	-12%
Expenses:
Operating expenses, excluding depreciation expense	20,809,331	26,356,732	-21%

Income (loss) from operations	3,047,261	777,610	292%

Interest expense	(2,913,539)	(2,321,032)	26%

Income (loss) before other income (expense)	$133,722	$(1,543,422)	-109%

Revenues

The Partnership’s revenues for the three-month period ended June 30,-2005 decreased by 12% from $27.1 million to $23.9 as compared to the same period in 2004. Total revenues include service as well as handset and accessories revenues.  Service revenues for the three-month period ended June 30, 2005 decreased by 12% when compared to the same period in 2004 while handset and accessories sales decreased by 5%.  The decrease in handsets and accessories revenues is mainly due to handset units pricing adjustments.  The decrease in service revenues is related to tighter credit policies and a reduction in the Partnership’s customer base during the second quarter of 2005.

Expenses

The following table shows the variances for the three month period ended June 30, 2005 as compared to the same period in 2004

	Three-months ended June 30,		%
Expenses	2005	2004	Change

Cost of handset and accessories	$4,362,624	$5,652,167	-23%
Interconnection expense	807,907	1,065,425	-24%
Sales and dealers commissions	1,891,224	2,533,551	-25%
Salaries and benefits	3,859,776	3,955,461	-2%
Depreciation	4,524,200	4,388,884	3%
Advertising expense	1,382,099	1,857,480	-26%
Legal and professional services	287,520	851,391	-66%
Provision for doubtful accounts	3,293,557	2,365,150	39%
Rent expense	1,824,870	1,731,547	5%
Taxes other than income	529,874	841,109	-37%
Network Operation and Maintenance	2,011,529	1,726,390	17%
Other expenses	-136,634	2,426,762	-106%
Management fee to General Partner	68,750	68,750	0%
Services rendered by related parties	626,235	1,258,326	-50%
Loss on Sale of California License	—	25,832	-100%

Total expenses	$25,333,531	$30,748,225	-18%

Expenses for the three-month period ended June 30, 2005 totaled $25,333,531 as compared to $30,748,225 for the same period in 2004.  There was an overall reduction of 18% in operating expenses or $5.4 million during the second quarter of 2005.

The overall decrease in expenses is mainly due to decreases in the cost of handsets and accessories sold, interconnection expenses, sales and dealers commissions,  legal and professional fees,  and taxes other than income.

Income from Operations

Income from operations reflects the ability of the Partnership to generate positive cash flows from its operations, which does not take into consideration expenses such as amortization, depreciation and interest that must be reported for generally accepted accounting principles (GAAP) to arrive at the net income or loss.

Income from operations for the three month period ended June 30, 2005 of $3,047,261 shows a significant increase of 292% or $2.3 million as compared to the income from operations for the same period in 2004.  This increase in income from operations is related to overall 18% decrease in expenses.

Interest expense for the three month period ended June 30, 2005 of $2.9 million ($2.3 million in 2004) reduce the income from operations and result in net income before other income and expenses of $133,722 for the second quarter of 2005 and a loss of $1,543,422 for the same period in 2004; an overall reduction in net loss of 109% when compared to 2004.  Depreciation expense of $4.4 million ($4.3 million in 2004), a non-cash item further reduces the book income to $4.3 million in 2005 ($6 million in 2004).

Six-month period ended June 30, 2005 compared with six-month period ended June 30, 2004.

The following table summarizes changes in certain financial information for the period indicated:

	Six-Month Periods Ended
	June 30,
	2005	2004	Change
Revenues:
Service revenues	$45,565,488	$52,784,373	-14%
Handsets and accessories sales	1,907,084	2,664,790	-28%

Total Revenues	47,472,572	55,449,163	-14%
Expenses:
Operating expenses, excluding depreciation expense	42,670,000	52,618,142	-19%

Income (loss) from operations	4,802,572	2,831,021	70%

Interest expense	(5,968,121)	(4,687,799)	27%

Income (loss) before other income (expense), excluding depreciation expense	$(1,165,549)	$(1,856,778)	-37%

Revenues

The Partnership’s revenues for the six-month period ended June 30, 2005 totaled $47,472,572 as compared to $55,449,163 for the same period in 2004.  Revenues for the six-month period ended June 30, 2005 included $45,565,488 in service revenues and $1,907,084 in handset and accessories sales generated from NewComm’s wireless operations, as compared to $52,784,373 and $2,664,790 respectively, for the same period in 2004.  The 14% decrease in service revenues is consistent with a decrease in the Partnership’s customer base which was offset by an increase in airtime on contract subscribers.  The decrease in handset and accessories sales is related to pricing adjustments and a slight reduction on the handset subsidy on the handsets sold.

Expenses

The following table shows the variances for the six month period ended June 30, 2005 as compared to the same period in 2004:

	Six-months ended June 30,		%
Expenses	2005	2004	Variances

Cost of handset and accessories	9,047,636	11,591,131	-22%
Interconnection expense	1,603,484	2,040,979	-21%
Sales and dealers commissions	3,925,924	5,380,383	-27%
Salaries and benefits	7,773,695	7,989,871	-3%
Depreciation	9,095,668	8,693,346	5%
Advertising expense	2,092,602	3,314,146	-37%
Legal and professional services	679,302	1,564,743	-57%
Provision for doubtful accounts	5,482,126	4,711,950	16%
Rent expense	3,617,963	3,367,372	7%
Taxes other than income	1,572,106	1,849,647	-15%
Network Operation and Maintenance	3,952,237	3,292,937	20%
Other expenses	1,396,574	4,777,609	-71%
Management fee to General Partner	137,500	137,500	0%
Services rendered by related parties	1,418,851	2,586,220	-45%
Loss on Sale of California License	—	25,832	-100%

Total expenses	51,795,668	61,323,666	-16%

Expenses for the six-month period ended June 30, 2005 totaled $51,795,668 as compared to $61,323,666 for the same period in 2004.  During the six-month period ended June 30, 2005, the Partnership’s expenses decrease by 16% due to pricing adjustments which reduced the handset subsidy on the purchase of handsets and contributed to the 22% reduction in cost of handsets and accessories.  The Partnership managed to reduce overall expenses by implementing new operations procedures and eliminating various outsourcing contracts related to inventory management and customer service.

Income from Operations

Income from operations reflects the ability of the Partnership to generate positive cash flows from its operations, which does not take into consideration expenses such as amortization, depreciation and interest that must be reported for generally accepted accounting principles (GAAP) to arrive to the net income or loss.

Income from operations for the six month period ended June 30, 2005 of $4.8 shows an increase of 70% as compared to the income from operations for the same period in 2004.  This increase in income from operations is mainly due to the overall decrease in expenses and to the reduction in the cost of acquiring new customers.

Interest expense for the six- month period ended June 30, 2005 of $6.0 million ($4.7 million in 2004) reduce income from operations and result in a net loss before other income (expense) of $1.2 million for the second quarter of 2005 ($1.9 million in 2004); an overall reduction in net loss before other income (expense) of 37% when compared to 2004.  Depreciation expense of $9.0 million ($8.7million in 2004) reduces the Partnership’s book income but as a non-cash item it does not represent additional disbursements for operations.

The increase in depreciation expense is related to the increase in the depreciable assets placed in service during the period.

Liquidity and Capital Resources

As of June 30, 2005, the Partnership had cash and cash equivalents amounting to $10 million which are mostly related to proceeds from the sale of the California licenses to Metro PCS in the second quarter, 2004 for a cash payment of $10.9 million.

                As part of the agreement with TLD, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that required Lucent to build a network that uses the Code Division Multiple Access (“CDMA”) protocol.  The total cost of the original network was approximately $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount of network construction payable, at the time, under a formal financing agreement.  On June 4, 2003, NewComm entered into a Senior Credit Agreement with Lucent, which extended the maturity date of the $51.5 million remaining on the credit facility to September 30, 2009, with interest at 8% annually.  In July 2005, Lucent sold the Note, which at the time had a principal balance of $48.5 million, to D.B. Zwirn & Co. (“D.B. Zwirn”).  The Company signed a Forbearance Agreement with D.B Zwirn on July 14, 2005 and was later extended until August 22, 2005. NewComm is currently negotiating a new credit facility with D.B. Zwirn and expects to close on a new credit before August 31, 2005. The Company expects that the principal balance under the new credit agreement with D.B. Zwirn will be $53.3 million, with a term until January 31, 2006 and a floating interest rate of LIBOR plus 700 basis points. The facility includes $48.5 million of principal, $2.0 million of accrued interest and $4.0 million additional funding for working capital and general purpose needs.

In addition, the Partnership owes the United States federal government approximately $24 million plus accrued interest at 6.5% in connection with the acquisition of its PCS licenses. TEM has secured the repayment of this debt by means of a subordinated line of credit guaranteed as described on the Settlement Agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership’s exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks.  The Partnership invests cash balances in excess of operating requirements in short-term money market funds.  As of June 30, 2005, the Partnership had cash equivalents and short-term investments of approximately $10,000,000 consisting of cash and highly liquid, short-term investments in money market funds.

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

An agreement restructuring Lucent’s outstanding debt was executed on June 4, 2003.  In July 2005, Lucent sold the Note, which at the time had a principal balance of $48.5 million, to D.B. Zwirn & Co. (“D.B. Zwirn”).  The Company signed a Forbearance Agreement with D.B Zwirn on July 14, 2005 and was later extended until August 22, 2005. NewComm is currently negotiating a new credit facility with D.B. Zwirn and expects to close on a new credit agreement before August 31, 2005.

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

There have been significant changes in the Partnership’s internal controls that have affected these controls subsequent to the date of their evaluation.  The Partnership is currently improving internal controls on its billings and collections procedures and continues to assess other areas in which internal controls may be extended or modified.

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

ClearComm, L.P.

	By:	SuperTel Communications Corp.

Date: August 23, 2005		By:	/s/ Javier O. Lamoso
Name: Javier O. Lamoso
Title: President