Form 10-Q/A
period 2005-06-30
CLEARCOMM L P
filed 2005-08-24
CIK 1013267

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

Signatures.

Exhibit Index.

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES
AND PARTNERS’ DEFICIT

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Restated)
ASSETS:
Cash and cash equivalents	$10,000,428	$10,612,430
Accounts receivable, net	8,474,072	7,909,573
Accounts receivable, other	4,846,298	4,204,524
Insurance claim receivable	—	403,657
Interest receivable	—	20,000
Inventories, net	3,106,564	4,341,975
Prepaid expenses	948,830	841,750
Leasehold rights, net	3,660,498	3,314,144
Investment in subsidiary	217,959	247,959
PCS licenses, net	46,750,449	46,750,449
Deferred financing costs	518,776	635,824
Note receivable from officer	-	100,000
Property and equipment, net	73,543,967	80,546,773

	$152,067,841	$159,929,058

LIABILITIES AND PARTNERS’ DEFICIT:
Accounts payable and accrued liabilities	$29,296,342	$48,810,130
Notes payable — short-term	38,715,009	136,836,780
Notes payable — long-term	128,835,066	90,226,258

Unitholders’ capital (deficit) 2,765.20 Units in 2005, 2906.1 Units in 2004, and 1 general partnership interest.

	(44,778,577)	(115,944,108)

Total liabilities and partner's deficit	$152,067,840	$159,929,060

BOOK VALUE(DEFICIT) PER UNIT	$(16,194)	$(41,930)

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

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six-Month Periods Ended
	June 30,	June 30,
	2005	2004
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,850,413)	$(10,502,510)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization	9,095,668	8,638,296
Equity in losses of unconsolidated subsidiary	30,000	12,178
Amortization of loan origination fees		98,436
Inventory Reserve	172,033	348,000
Bad debt expense	5,482,126	4,711,950
Loss on sale of California Licenses		25,832
Gain from sale of vehicles	(432,527)	(28,327)
Capitalized interest	102,761	395,588
Changes in operating assets and liabilities-
Increase in interest receivable	—	(83,336)
Increase in accounts receivable, before write-offs	(6,968,218)	(3,662,572)
Decrease in insurance claim receivable	403,657
Decrease (increase) in inventories	1,541,022	(686,933)
Increase overdraft	—	(82,469)
Increase in prepaid expenses	(107,080)	(260,560)
Decrease in accounts payable and accrued liabilities	2,000,205	3,575,702
Decrease in accounts payable to related parties	(3,196,515)	(876,410)
(Decrease) Increase in accrued interest	565,151	(71,287)
(Decrease) increase in deferred income	66,460	(466,003)
Total adjustments	8,754,743	11,588,085
Net cash provided by operating activities	(1,095,670)	1,085,575
CASH FLOWS FROM INVESTING ACTIVITIES:		—
Redemption of investment securities		8,837,147
Proceeds from the sale of vehicle	483,161	184,000
Proceeds from sale of accounts receivable	455,890	—
Payment for deferred financing costs	(117,091)	—
Acquisition of property and equipment	(1,279,113)	(2,264,466)
Payment for the investment in subsidiary		(130,667)
Proceeds from the sale of California License		9,400,000
Net cash provided by (used in) investing activities	(457,153)	16,026,014
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of capital leases	(104,297)	—
Proceeds from issuance of note payable to Tmobiles		3,662,428
Proceeds of issuance of subordinated loan	11,743,256	—
Principal payments of long term debt	(10,698,408)	(8,525,338)
Tender Offer payments		(1,189,150)
Net cash used in financing activities	940,551	(6,052,060)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(612,272)	11,059,529
CASH AND CASH EQUIVALENTS, beginning of period	10,612,430	1,007,353
CASH AND CASH EQUIVALENTS, end of period	$10,000,158	$12,066,882
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:		$—
INTEREST PAID	$4,349,229	$4,430,435

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

CLEARCOMM, L.P.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2005 (UNAUDITED)

1.                                       BASIS OF PRESENTATION AND INTRODUCTION

The unaudited interim consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Partnership’s financial position at June 30, 2005 and results of operations and cash flows for the three-month periods ended June 30, 2005 and 2004.  The unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Partnership’s Annual Report on Form 10-K/A for the year ended December 31, 2004.  Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

The Partnership has agreed to sell to TEM Puerto Rico such number of shares of NewComm as shall be necessary to enable TEM Puerto Rico to have a total of 50.1% interest in NewComm.  The transaction, which is described in the Settlement Agreement, involves in addition amendments to the Stock Purchase Agreement, a Shareholders Agreement, and a Sale Agreement.  A summary of the terms of these agreements is included in the Partnership’s Annual Report on Form 10-K/A for the year ended December 31, 2004.  The foregoing transaction is described in greater detail below in Part I, Item 2, and the Settlement Agreement and the amendments to the other agreements described above were attached as exhibits to the March 31, 2005 Quarterly Report on Form 10-Q.

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

Pursuant to the Settlement Agreement,  TEM has agreed to undertake all commercially reasonable actions necessary to refinance the Bridge Loan on or before April 20, 2008, with a two-year term loan maturing on or before April 20, 2010 (“The Long-Term Financing”) and to cause Telefónica S.A., its parent company (“TEF”), subject to the satisfaction of certain conditions, to guarantee the prompt and complete payment and performance by NewComm when due of the Long-Term Financing.  The Long-Term Financing guarantee will be jointly and severally guaranteed by the Partnership.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q/A and future filings by the Partnership on Form 10-Q and Form 8-K and future oral and written statements by the Partnership may include certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestitive opportunities, and other similar forecasts and statements of expectation.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements.  Forward-looking statements by the Partnership are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance.  The Partnership disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

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

Introduction

The information contained in this Part I, Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, in addition to the interim consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this Quarterly Report on Form 10-Q/A.

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
		(Restated)
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
		(Restated)

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
		(Restated)
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
		(Restated)

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

ClearComm, L.P.

	By:	SuperTel Communications Corp.

Date: August 24, 2005		By:	/s/ Javier O. Lamoso
Name: Javier O. Lamoso
Title: President