Form 10-K/A
period 2004-12-31
CLEARCOMM L P
filed 2005-08-31
CIK 1013267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 3)

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

IN ADDITION, THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE CALENDAR YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003 HAVE BEEN RESTATED TO REFLECT THE CHANGE IN INVENTORY PRICING METHODOLOGY.  THESE RESTATEMENTS ARE ALSO DESCRIBED IN DETAIL WITHIN ITEM 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”.

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

Statements of Operations Data

				Restated and Unaudited
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2002	2001	2000
	(Restated)	(Restated)

Revenues:
Service revenues	$100,336,047	$101,557,423	$99,779,656	$112,025,407	$79,906,400
Handsets and accessories sales	4,665,889	7,336,689	8,177,441	11,710,520	12,104,805

Total Revenues	105,001,936	108,894,112	107,957,097	123,735,927	92,011,205
Expenses:
Operating expenses	127,160,343	117,358,908	117,905,555	136,940,300	133,397,603

Income (loss) from operations	(22,158,407)	(8,464,796)	(9,948,458)	(13,204,373)	(41,386,398)

Interest expense	(9,470,793)	(13,312,468)	(16,212,644)	(20,172,216)	(11,141,769)

Loss before other income (expense)	(31,629,200)	(21,777,264)	(26,161,102)	(33,376,589)	(52,528,167)
Other Income (expense)

Gain on sale of California Licenses	4,168	—	—	—	—

Gain on sale of investment in stock of subsidiary	—	—	13,000,000	—	—

Equity in net loss of subsidiary	(115,382)	(140,608)	(114,746)	—	—

Interest income	126,827	213,369	249,661	548,002	490,309

Gain on sale of Visalia-Porterville license				4,814,337	—

Other	1,292	337	1,113	—	—
Write-down of investment in subsidiary	(165,306)	—	—	—	—
Realized loss on sale of investment in securities	(56,518)	—	—	—	—
Write-off of discount on note payable to FCC	—	(3,913,661)	—	—	—

Net loss	$(31,834,119)	$(25,617,827)	$(13,025,074)	$(28,014,250)	$(52,037,858)

Net loss attributable to General Partner	$(31,834,119)	$(25,617,827)	$(13,025,074)	$(28,014,250)	$(25,765,959)

Net loss attributable to Limited Partners	$—	$—	$—	—	$(26,271,898)

Net loss per unit attributable to Limited Partners	$—	$—	$—	—	$(9,035)

Balance Sheets Data

				Restated and Unaudited
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2002	2001	2000
	(Restated)	(Restated)
ASSETS:
Cash and cash equivalents	$10,612,430	$1,007,353	$22,709,786	$10,241,902	9,338,798
Cash in escrow account	—	1,500,000	—	—	—
Accounts receivable, net	7,909,573	12,297,162	11,594,949	19,099,986	20,049,769
Accounts receivable, other	4,204,524	7,457,028	6,483,255	—	—
Insurance claim receivable	403,657	—	270,002	1,496,324	1,256,285
Interest receivable	20,000	14,000	8,000	2,000	—
Inventories	4,341,975	8,651,295	10,461,112	10,305,254	12,977,164
Prepaid expenses	841,750	672,406	625,610	652,279	751,603
Investment in Securities	—	7,338,288	10,000,000	—	—
Leasehold rights, net	3,314,144	—	—	—	—
Investment in Subsidiary	247,959	397,980	277,254	—	—
PCS licenses, net	46,750,449	57,517,974	57,517,974	57,517,974	64,838,452
Deferred financing costs	635,824	774,363	901,235	906,731	1,730,047
Note receivable from officer	100,000	100,000	100,000	100,000	—
Property and equipment, net	80,546,773	90,753,422	101,931,922	102,095,953	97,002,140

	$159,929,058	$188,481,271	$222,881,099	202,418,403	207,944,258

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT):
Accounts payable and accrued Liabilities	$48,810,130	$40,224,333	$47,022,094	$41,642,052	$45,743,223
Notes payable — short-term	136,836,780	113,816,297	82,647,544	133,321,837	121,000,000
Notes payable — long-term	90,226,258	117,390,809	150,505,987	81,723,962	72,456,233

Unitholders’ capital (deficit) 2,765.20 Units in 2004, 2,906.1 Units in 2003, 2002, and 1 general Partnership interest	(115,944,108)	(82,950,176)	(57,294,526)	(54,269,448)	(31,255,198)

	$159,929,058	$188,481,271	$222,881,099	$202,418,403	$207,944,258

BOOK VALUE PER UNIT	$(41,930)	$(28,534)	$(19,708)	(18,668)	(10,751)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As explained in detail on Note 2 to the Consolidated Financial Statements, the Partnership’s management restated its financial statements for the years ended December 31, 2004 and 2003 to reflect a change in the inventory pricing methodology after consultation with staff accountants from the SEC and its Independent Auditors.  The change results in the elimination of an inventory reserve for the loss inherent to the sale of the handsets under its cost and establishes the recognition of such loss at the time of sale to its customers.

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

Expenses

Consolidated Operating expenses for the year ended December 31, 2004 totaled $127,160,343 as compared to $117,358,908 for the same period in 2003, as shown on the following table:

	2004	2003	Variances
Cost of handsets and accessories sold	$26,057,050	$22,523,576	16%
Salaries and benefits	15,642,745	15,169,673	3%
Provision for doubtful accounts	14,762,108	8,907,241	66%
Salesmen and dealers commissions	11,652,417	8,375,695	39%
Depreciation	17,811,034	17,272,191	3%
Advertising expense	6,936,679	7,353,590	-6%
Rent expense	6,922,312	6,755,926	2%
Network operation and maintenance expense	4,479,139	5,559,349	-19%
Taxes, other than income	3,952,175	4,945,218	-20%
Interconnection expense	2,798,991	4,245,415	-34%
Services rendered by related parties	4,930,413	3,621,826	36%
Legal and consulting fees rendered by related parties	536,213	469,000	14%
Legal and professional services	2,700,917	2,682,232	1%
Other expenses	7,973,982	9,477,976	-16%

Total operating expenses	$127,160,343	$117,358,908	8%

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

Net losses of $31,834,119 for 2004 and $25,617,827 for 2003 reflect the costs of competing in the Puerto Rico market against existing and new cellular and PCS operators in order to continue to develop and maintain a strong subscriber base.  Such losses include certain non recurring other income and expense items.  For instance, the loss before other income and expenses for 2004 totaled $31.6 million compared to $21.8 million in 2003.  The 45% increase in said losses is primarily attributed to the $6 million increase in the provision for doubtful accounts and the $3.8 million decrease in total revenues netted by a 29% reduction in the interest expense account.

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

Expenses

Consolidated Operating expenses for the year ended December 31, 2003 totaled $117,358,908 as compared to $117,905,555 for the same period in 2002.  During 2003, the Partnership’s expenses included $ 22,523,576 ($20,297,712 for 2002) in costs of handset and accessories, $ 15,169,673 ($15,662,484 for 2002) in salaries and benefits, $ 2,682,232 ($9,915,770 for 2002) for legal and professional services, $17,272,191 ($14,171,258 for 2002) in depreciation and amortization, $8,907,241 ($9,854,591 for 2002) in provision for doubtful accounts, $46,713,169 ($41,933,902 for 2002) in interconnection, network maintenance, sales commissions, advertising, rent, taxes and other expenses, $4,165,826 ($5,808,374 for 2002) for services rendered by related parties and $ 282,280 ($262,164 for 2002) for management fees paid to the general partner. Variances in expenses such as legal and professional and services rendered by related parties are due to reclassification of accounts at the subsidiary level and are not related to actual variations in such accounts.  The decrease in expenses during 2003, as compared to 2002, is primarily associated with an overall decrease in operating expenses (excluding depreciation expense) of $3.6 million resulting from cost control management implemented at the Partnership and subsidiary level.  The increase in salaries and benefits was offset by a decrease in legal and professional services and a reduction in the provision for doubtful accounts, due to better collection efforts and tighter credit policy.

Net losses of $25,617,827 for 2003 and $13,025,074 for 2002, reflect the costs of competing in the Puerto Rico market against existing and new cellular and PCS operators in order to continue to develop and maintain a strong subscriber base.  The increase of the net loss as compared to the prior year is primarily due to the fact that the 2002 loss was reduced by a $13 million gain on the sale of stock.  Accordingly, the operational loss for 2002 was $26 million.  The net loss for 2003 includes nonrecurring losses such as the $3,913,661 write-off of the discount on note payable to the FCC which resulted from the debt restructuring which should be finalized during 2004. Therefore, the adjusted net loss for 2003 would be $21.8 million compared to the adjusted $26 million in 2002.  Therefore, the net loss for 2003 shows a reduction of approximately $4 million which is directly proportional to the reduction in operating expenses as described above.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ClearComm, L.P.

Report of Independent Public Accountants — December 31, 2004 (Restated), 2003 (Restated), and 2002

Consolidated Balance Sheets - December 31, 2004 (Restated), 2003 (Restated), and 2002

Consolidated Statements of Operations for the years ended - December 31, 2004 (Restated), 2003 (Restated), and 2002

Consolidated Statements of Changes in Partners’ Deficit for the years ended - December 31, 2004 (Restated), 2003 (Restated), and 2002

Consolidated Statements of Cash Flows for the years ended - December 31, 2004 (Restated), 2003 (Restated), and 2002

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring operating losses, has a working capital deficit and a partners’ capital deficit, and has not yet obtained permanent financing for the cost of its network and its working capital needs which matters raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the accompanying consolidated financial statements, the Partnership has restated its consolidated financial statements as of and for the years ended December 31, 2004 and 2003 (presented herein as restated).  In addition, and as discussed in Note 4(k), effective January 1, 2002, the Company changed its method for assessing the recoverability of its intangible assets.

/s/ Kevane Soto Pasarell Grant Thornton LLP

San Juan, Puerto Rico,

  February 9, 2005, except for Note 2,

  as to which the date is August 10, 2005.

ClearComm, L.P.

Consolidated Balance Sheets

December 31, 2004 (Restated), 2003 (Restated), and 2002

	2004	2003	2002
	(Restated)	(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$10,612,430	$1,007,353	$22,709,786
Cash in escrow account	—	1,500,000	—
Accounts receivable, net of allowance for doubtful accounts of $9,429,779, $15,032,114 and $18,627,970, respectively	7,909,573	12,297,162	11,594,949
Accounts receivable, other	4,204,524	7,457,028	6,483,255
Insurance claims receivable	403,657	—	270,002
Interest receivable	20,000	14,000	8,000
Inventories, net	4,341,975	8,651,295	10,461,112
Prepaid expenses	841,750	672,406	625,610

Total current assets	28,333,909	31,599,244	52,152,714

INVESTMENT IN SECURITIES	—	7,338,288	10,000,000

INVESTMENT IN 49% OWNED SUBSIDIARY, AT EQUITY, net	247,959	397,980	277,254

PCS LICENSES	46,750,449	57,517,974	57,517,974

LEASEHOLD RIGHTS, net	3,314,144	—	—

DEFERRED FINANCING COSTS	635,824	774,363	901,235

NOTE RECEIVABLE FROM OFFICER	100,000	100,000	100,000

PROPERTY AND EQUIPMENT, net	80,546,773	90,753,422	101,931,922

Total assets	$159,929,058	$188,481,271	$222,881,099

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of notes payable	$61,363,389	$42,510,010	$22,647,544
Bridge Loan Facility	61,000,000	61,000,000	60,000,000
Capital lease obligation - current portion	185,164	—	—
Accounts payable and accrued liabilities	27,838,987	23,631,877	23,430,433
Accounts payable to related parties	20,785,979	16,592,457	16,700,443
Option deposit - PCS Licenses	—	1,500,000	—
Accrued interest	1,579,002	921,902	4,977,700
Deferred income	1,907,103	2,390,750	1,913,514

Total current liabilities	174,659,624	148,546,996	129,669,634

NOTES PAYABLE TO TELEFONICA MOVILES, S.A.	10,987,284	5,493,642	—
LONG-TERM NOTES PAYABLE, net of current portion	85,286,020	117,390,809	150,505,987
CAPITAL LEASE OBLIGATION, net of current portion	3,150,590	—	—
DEFERRED INCOME, net of current portion	1,789,648	—	—

Total liabilities	275,873,166	271,431,447	280,175,621

PARTNERS’ DEFICIT:
Limited partners’ capital (2,765.2, 2,906.1, 2,906.1 units issued and outstanding, respectively)	71,841,976	73,039,616	73,039,616
General partner’s capital (1 unit issued and outstanding)	100,000	100,000	100,000
Other comprehensive loss	—	(37,827)	—
Accumulated losses	(187,886,084)	(156,051,965)	(130,434,138)

Total partners’ deficit	(115,944,108)	(82,950,176)	(57,294,522)

Total liabilities and partners’ deficit	$159,929,058	$188,481,271	$222,881,099

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

Consolidated Statements of Operations for the years ended

December 31, 2004 (Restated), 2003 (Restated), 2002

	2004	2003	2002
	(Restated)	(Restated)
REVENUES:
Service revenues	$100,336,047	$101,557,423	$99,779,656
Handset and accessories sales	4,665,889	7,336,689	8,177,441

Total revenue	105,001,936	108,894,112	107,957,097

OPERATING EXPENSES:
Cost of handsets and accessories sold, exclusive of items shown separately below	26,057,050	22,523,576	20,297,712
Salaries and benefits	15,642,745	15,169,673	15,662,484
Provision for doubtful accounts	14,762,108	8,907,241	9,854,591
Salesmen and dealers commissions	11,652,417	8,375,695	4,241,827
Depreciation and Amortization	17,811,034	17,272,191	14,171,258
Advertising expense	6,936,679	7,353,590	8,461,265
Rent expense	6,922,312	6,755,926	7,766,611
Network operation and maintenance expense	4,479,139	5,559,349	8,057,442
Taxes, other than income	3,952,175	4,945,218	1,262,577
Interconnection expense	2,798,991	4,245,415	4,916,771
Services rendered by related parties	5,466,626	4,090,826	6,070,538
Legal and professional services	2,700,917	2,682,232	9,915,770
Other expenses	7,978,150	9,477,976	7,226,709

Total operating expenses	127,160,343	117,358,908	117,905,555

INCOME FROM OPERATIONS	(22,158,407)	(8,464,796)	(9,948,458)

INTEREST EXPENSE	(9,470,793)	(13,312,468)	(16,212,644)

LOSS BEFORE OTHER INCOME (EXPENSE)	(31,629,200)	(21,777,264)	(26,161,102)

OTHER INCOME (EXPENSE):
Gain on sale of California License	4,168	—	—
Gain on sale of investment in stock of subsidiary	—	—	13,000,000
Realized loss on sale of investment in securities	(56,518)	—	—
Equity in net loss of 49% owned subsidiary	(115,382)	(140,608)	(114,746)
Interest income	126,827	213,369	249,661
Write-down of investment in subsidiary	(165,306)	—	—
Write-off of discount on note payable to FCC	—	(3,913,661)	—
Other	1,292	337	1,113

NET LOSS	$(31,834,119)	$(25,617,827)	$(13,025,074)

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

Consolidated Statements of Changes in Partners’ (Deficit) for the years ended

December 31, 2004 (Restated), 2003 (Restated), 2002

	Limited Partners		General	Other Comprehensive
	Units	Amount	Partner	Loss	Total

BALANCES, December 31, 2001	2,906.1	$—	$(54,269,448)	$—	$(54,269,448)

DILUTION GAIN		7,500,000	2,500,000	—	10,000,000

NET LOSS - 2002	—	(7,500,000)	(5,525,074)	—	(13,025,074)

BALANCES, December 31, 2002	2,906.1	—	(57,294,522)	—	(57,294,522)

COMPREHENSIVE LOSS:

Net loss for the year	—	—	(25,617,827)	—	(25,617,827)

Unrealized holding loss in investment securities	—	—	—	(37,827)	(37,827)

Net comprehensive loss	—	—	(25,617,827)	(37,827)	(25,655,654)

BALANCES, December 31, 2003 (Restated)	2,906.1	—	(82,912,349)	(37,827)	(82,950,175)

Net loss for the year	—	—	(31,834,119)	—	(31,834,119)

Realized holding loss in investment in securities	—	—	—	37,827	37,827

Reacquired partner’s units	(140.90)	—	(1,197,640)	—	(1,197,640)

BALANCES, December 31, 2004 (Restated)	2,765.20	$—	$(115,944,108)	$—	$(115,944,108)

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

Consolidated Statements of Cash Flows for the years ended

December 31, 2004 (Restated), 2003 (Restated), 2002

	2004	2003	2002
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,834,119)	$(25,617,827)	$(13,025,074)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Depreciation and amortization	17,811,034	17,050,319	13,958,465
Equity in losses of unconsolidated subsidiary	115,382	140,608	114,746
Amortization of loan origination fees	—	221,872	212,793
Amortization of discount on note payable to FCC	—	2,404,215	3,388,039
Write-off on discount of note payable to FCC	—	3,913,661	—
Realized loss on sale of investment in securities	56,518
Bad debt expense	14,762,108	8,907,241	9,854,591
Write-down of investment in subsidiary	165,306	—	—
Gain on sale of property and equipment and California License	(10,666)	—	—
Changes in operating assets and liabilities-
Increase in interest receivable	(288,067)	(4,000)	(6,000)
Increase in accounts receivable, before write-offs	(7,197,016)	(10,660,227)	(8,833,805)
Decrease (increase) in insurance claims receivable	(403,657)	270,002	1,226,322
Decrease (increase) in inventories	4,309,320	1,809,817	(155,858)
Decrease (increase) in prepaid expenses	(169,341)	(46,796)	26,673
Decrease (increase) accounts payable and accrued liabilities	1,860,195	201,443	(3,798,100)
Increase (decrease) in accounts payable to related parties	4,268,522	(32,986)	3,826,632
(Decrease) increase in accrued interest	1,836,597	(978,843)	6,516,694
Decrease in checks drawn in excess of bank balance	(82,469)	—	—
(Decrease) increase in deferred income	(682,098)	477,236	362,848
Total adjustments	36,351,668	23,673,562	26,694,040
Net cash provided by (used in) operating activities	4,517,549	(1,944,265)	13,668,966
CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of investment securities	7,319,598	2,616,584	—
Payment for the purchase of investment securities	—	—	(10,000,000)
Acquisition of property and equipment	(5,876,171)	(5,864,516)	(13,794,432)
Proceeds from the sale of property and equipment and California License	13,651,421	—	—
Payment for the investment in subsidiary	(130,667)	(261,334)	(392,000)
Net cash provided by (used in) investing activities	14,964,181	(3,509,266)	(24,186,432)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of shares of NewComm	$—	$—	$10,000,000
Proceeds from issuance of note payable to Telefonica Moviles	5,493,642	5,493,642	—
Principal payments of capital lease obligations	(23,813)	—	—
Payments for deferred financing costs	—	(95,000)	(207,297)
Payments made to reacquire partner’s units	(1,197,650)	—	—
Proceeds from extension of note payable to ABN/AMRO	—	1,000,000	—
Proceeds from issuance of notes payable to TLD	—	—	18,960,080
Payment of note payable to Lucent	(3,000,000)	(11,102,065)	—
Payment of note payable to Alcatel	(2,075,000)	(2,900,000)	(5,767,433)
Payment of notes payable to FCC	(9,073,832)	(8,645,479)	—
Net cash provided by (used in) financing activities	(9,876,653)	(16,248,902)	22,985,350
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,605,077	(21,702,433)	12,467,884
CASH AND CASH EQUIVALENTS, beginning of year	1,007,353	22,709,786	10,241,902
CASH AND CASH EQUIVALENTS, end of year	$10,612,430	$1,007,353	$22,709,786

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
INTEREST PAID	$7,916,260	$11,887,096	$6,314,000

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

Notes to Consolidated Financial Statements

December 31, 2004 (Restated), December 31, 2003 (Restated), and December 31, 2002

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

•                  Once certain regulatory and other requirements are met, the Promissory Note may be converted into a certain number of shares of NewComm’s common stock corresponding to approximately 49.9% of NewComm.  On March 12, 2002, the Partnership agreed to sell an additional 0.2% of its shares in NewComm to TLD to bring TLD’s (now assigned to Telefónica Móviles, S.A., or TEM) ownership to 50.1%; this transaction is subject to a third party valuation of NewComm’s stock and approval by the FCC.  During 2004, the Partnership and TLD received the approval from the FCC, but the conversion and additional sale of participation has not been consummated.

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

•                  In August 2004, the Partnership retained the services of a consulting firm (other than its external auditors), to audit the operations and performance of NewComm under the management of TEM.  The results of the audit were reported to the Board of Directors of NewComm on September 30, 2004, with the conclusion that TEM had not performed adequately.  Under the Partnership’s direction, the Board of Directors of NewComm terminated TEM as manager under the management agreement on October 28, 2004. TEM has alleged unlawful and wrongful termination of the Technology and Management Agreements.  The Partnership, on behalf of NewComm, is proactively seeking compensation for damages caused by what the Partnership believes was TEM’s non performance and breach of the Technology and Management Agreements.

•                  The Partnership and TLD’s sale agreement shall continue in full force and effect even if the Stock Purchase agreement (“SPA”) with TEM, for whatever reason, does not close.  Notwithstanding, the “SPA” and the sale agreement are subject to the arbitration proceedings that were filed by TEM upon their termination as manager of NewComm.

NewComm commenced commercial operations in September 1999, providing communications services to its customers.  Prior to that date, it was on its development stage.

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

100.00%

(2)          Restatement of prior year’s financial statements:

The Partnership’s previously issued financial statements as of and for the years ended December 31, 2004 and 2003 have been restated to correct the accounting for the method used to record the amount of loss incurred on the sale of handsets to customers. Effective January 1, 2003, the Partnership changed its method of accounting for the loss on the sale of handsets to customers, from the recognition of such anticipated future loss at the time of sale, to the establishment of an inventory reserve account for that loss at the end of each accounting period. Management believed that this method follows the stipulations of Accounting Research Bulletin (ARB) No. 43 “Inventory Pricing” as to the requirements of recognizing identifiable future losses on the disposal of inventories as a loss provision in the current period.

After discussions with staff members from the Securities and Exchange Commission (SEC), the Partnership’s management has decided to re-establish the previous method for inventory pricing.  Under the re-established method, the loss on handset sales is recognized at the time of sale.

The effect of this change on the Partnership’s consolidated financial statements as of and for the years ended December 31, 2004 and 2003, is summarized as follows:

	As of December 31, 2004		As of December 31, 2003
	As originally presented	As restated	As originally presented	As restated

Balance Sheets:
Inventory	$1,304,392	$4,341,975	$3,908,736	$8,651,295

Accumulated losses	$(190,923,667)	$(187,886,084)	$(160,794,524)	$(156,051,965)

Partners’ deficit	$(118,981,691)	$(115,944,108)	$(87,692,735)	$(82,950,176)

	As of December 31, 2004		As of December 31, 2003
	As originally presented	As restated	As originally presented	As restated

Statements of Operations:
Cost of handsets and accessories sold	$24,352,074	$26,057,050	$22,523,576	$22,523,576

Loss on write-off of inventories	$—	$—	$(4,742,559)	$—

Net loss (all attributable to general partner)	$(30,129,143)	$(31,834,118)	$(30,360,386)	$(25,617,827)

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

As part of the agreement with TLD, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that requires Lucent to build a network that uses Code Division Multiple Access (“CDMA”) protocol.  NewComm has incurred approximately $119 million in the construction of this network.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61 million of the total amount of network construction costs, at the time, under a formal financial agreement.  On June 4, 2003, NewComm entered into a Senior Credit Agreement with Lucent, which extends the maturity date of the $61 million to September 30, 2009, with interest at 8% annually.  See Note 16(a).

Alcatel USA International Marketing, Inc. (“Alcatel”) was contracted to build part of the CDMA network.  On December 18, 2001, NewComm had outstanding invoices and past due interest to Alcatel totaling $14,361,732.  On that day, NewComm and Alcatel entered into a Promissory Agreement and Note for said amount at an interest rate of 14%, and an original maturity date of March 25, 2002.  This Promissory Agreement and Note was amended with an extension of payment until November 25, 2002.  On May 23, 2002, NewComm paid Alcatel $6 million, including interest of $646,000.  On June 20, 2003, the Promissory Note was amended to provide for the orderly repayment of the principal and accrued interest on the Note, extending its maturity to December 20, 2005 and decreasing the interest rate to 6.5%.  In June 2003, NewComm repaid $2 million of principal and $337,372 of accrued interest owed.  During 2004, NewComm repaid $2,075,000 of principal and $234,439 of accrued interest owed.  See Note 16(b).

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

During 2004 and 2003, NewComm received $5,493,642 each year in advances from Telefónica Móviles, S.A., to comply with the payment requirements on the FCC debt.  See Note 15.

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

(h)          Inventories –

The Company maintains inventories of wireless handsets and accessories held for sale to customers.  Inventories are recorded at the lower of average cost (which approximates first-in, first-out) or market (which approximates replacement cost from suppliers).  To be competitive in the Puerto Rico market, the Company sells a large portion of its handsets to customers for a price that is substantially less than cost.  The loss on such sales is recognized at the time of sale in accordance with practice in the industry.

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

Effective with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002, these licenses costs, no longer being amortized, are subject to impairment testing [See note 4 (k)].

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

(r)           Income taxes –

Under U.S. tax rules the Partnership is not subject to income tax; however, and only for Puerto Rico tax purposes,

the Partnership and NewComm account for income taxes in accordance with the asset and liability method of accounting for income taxes prescribed by the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry-forwards.

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

(v)            Sale and leaseback transactions –

The Company follows the provisions of SFAS No. 13 and SFAS 98, “Accounting for Leases” to account for the sale and leaseback of equipment during the year.  Based on the provisions of this statement, any profit or loss resulting from the sale of the equipment is deferred and amortized over the lease term.  On the other hand, since the leaseback was considered to be a capital lease, the related equipment is capitalized and amortized over its estimated life.  See Note 12.

(w)         Leasehold rights –

The network communication transmission space acquired during 2004, as part of the sale and leaseback transaction of 12 towers, has been capitalized as leasehold rights and amortized over the 10-year period of the lease contract, using the straight-line method.  See Note 12.

(x)           Deferred revenue –

Deferred revenue represents up-front payments on a portion of the airtime usage charged to customers recorded as revenue when earned.  It also includes the profit resulting from the sale and leaseback transaction that is being amortized over the 10-year period of the lease contract, under the straight-line method.

(y)           Reclassifications –

Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 and 2003 financial statement presentation.

(5)          Recent accounting pronouncements:

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

(7)          Inventories:

Inventories at December 31, consist of:

	2004	2003	2002
Handsets	$4,341,975	$8,386,968	$10,036,851
Accessories and other	—	264,327	424,261
Total inventories	$4,341,975	$8,651,295	$10,461,112

(8)          Investment in securities:

As of December 31, 2003, the Company had invested in mutual funds with a cost of $7,376,116.  The fair value of such funds as of December 31, 2003 amounted to $7,338,288, therefore, the Company recognized a comprehensive loss resulting from the unrealized holding loss on investment of $37,827.  The investments were redeemed during 2004.

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

(12)               Sale and leaseback:

During the year ended December 31, 2004, the Company sold 12 network towers to a third party and leased back certain tower space, at a fixed monthly fee.  Following the provisions of SFAS No. 13 and 98, the Company accounted for this transaction as a “sale and leaseback”.  Accordingly, the leased interest in the towers was capitalized as a leasehold right for a total amount of $3,359,566, which represents the present value of the lease payments the Company will have to make throughout the term of the agreements, at an imputed interest rate of 12%.  The income generated on the sale, which amounted to $2,015,498, was deferred and will be amortized over a 10-year period, which is the term of the lease.  Deferred income recognized and leasehold amortization for the year ended December 31, 2004 amounted to $27,397 and $45,422, respectively.  See related Note (19)(a)(iii).

(13)               Short-term notes payable – Bridge Loan facility:

During November 2000, NewComm entered into a $60 million bridge loan agreement (the “Bridge Loan Facility”) with ABN-AMRO and BBVA (the “Bank”) with interest at 1.5% over 90-day LIBOR, which expired on March 15, 2001, and was extended until June 22, 2001, with interest at 2.50% over 90-day LIBOR.  The Bridge Loan Facility was then extended until March 17, 2002, with interest at ..75% over 90-day LIBOR.  During 2003, NewComm received an additional $1 million advance under the terms of this facility.  On December 18, 2003, the applicable interest margin was reduced to LIBOR plus 0.40%, for the period commencing January 2004.   The Bridge Loan Facility is guaranteed by TISA and is 100% issued by ABN-AMRO, and its maturity date has been extended to April 30, 2005 with the option to extend by one or more additional periods of 30 days with the lender’s prior consent.

This bridge loan agreement includes various affirmative and negative covenants.  As of December 31, 2004, NewComm was in compliance with the requirements under such covenants.

(14)               Accounts payable and accrued liabilities:

Accounts payable and accrued liabilities at December 31, consist of:

	2004	2003	2002
Trade	$19,431,945	$16,456,872	$17,609,462
Network construction costs	2,370,676	59,339	483,211
Other accounts payable and accrued liabilities	6,036,366	7,115,666	5,337,760

Total	$27,838,987	$23,631,877	$23,430,433

(15)               Notes payable to Telefónica Móviles, S.A. -

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

(16)               Long-term notes payable:

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

During June 2003 NewComm and Lucent entered into a Senior Credit Agreement which refinanced the balance of the existing promissory note balance.  The interest rate remained at 8% per annum and the maturity date was extended to September 2009.  As part of the refinancing agreement, NewComm was required to make two principal payments of $5,551,032 each, made during the first quarter of 2004.

The note payable is guaranteed by a security agreement covering most of the NewComm’s assets, as defined.

During the year ended December 31, 2004, NewComm paid the amount of $3,000,000.00 for principal payments.

The Senior Credit Agreement with Lucent includes various affirmative, negative and financial covenants.  As of December 31, 2004, NewComm was in compliance with the requirements of such covenants.

(b)          Note payable to Alcatel and Promissory Agreement –

On December 18, 2001, NewComm had outstanding invoices, payables, and past due interest due to Alcatel totaling $14,361,732.  In May 2002, NewComm paid Alcatel $6,000,000 of which $5,437,184 was applied to the principal balance. As per agreement the annual interest rate was fixed at 8%.  During June 2003, the promissory agreement and note was amended as follows:

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

As of December 31, 2003, management from the Company, TEM and TEF believed that they had enough and strong evidence that the refinancing of the Bridge loan and the FCC debt would be completed before the end of 2004.  Even with the FCC’s approval of the conversion of the TLD Notes (see below) the refinancing of the Bridge Loan nor the FCC Note were completed during 2004.  As of the day of these financial statements, management was still in negotiations with TEM the future payments and guarantees of these two debts.

Because of the evidence available as of December 31, 2003, Company’s management adjusted the balance as of that date of the FCC debt discount, which amounted to $3,913,661.  Following SFAS No. 145, “Rescission of FASB Statements No 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, the loss resulting from the adjustment of the FCC debt discount has been reflected as interest expense in the other expenses section of the accompanying statement of operations.

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

During May and December 2002, TLD loaned and the Company issued two additional unsecured promissory notes for $9.0 million and $9.9 million, respectively, convertible into 57.24 shares of the NewComm’s Class A common stock, with maturity dates of May 20, 2007 and December 27, 2007, respectively.  These convertible promissory notes bear interest at .25% over the 180-day LIBOR (Note four) and .25% over the 90-day LIBOR (Note five).

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

(17)              Related party transactions:

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

The Technology Transfer Agreement was terminated effective October 28, 2004.

(d)   Atento de Puerto Rico, Inc., a related entity, provides NewComm call center services, including customer service and others based on arranged rates.  Please refer to Note (19)(b) for note on cancellation of agreement and related legal proceeding.

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

Accounts payable to related parties as of December 31, consist of:

	2004	2003	2002
TLD	$12,128,124	$9,608,940	$9,784,125
TEM (TISA in 2001)	6,762,781	4,675,006	3,221,142
Atento de Puerto Rico, Inc.	654,554	567,802	800,099
Telefönica Móviles y Soluciones y Aplicaciones, S.A.	1,240,520	1,740,709	2,895,077

	$20,785,979	$16,592,457	$16,700,443

(18)               Defined contribution plan:

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

(19)               Commitments and contingencies:

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

Rent expense for the years ended December 31, 2004, 2003 and 2002 was $6,922,312, $6,755,926 and $7,766,611, respectively.

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

(vi)  The Company entered into an Interconnection Agreement with Puerto Rico Telephone Partnership, Inc. (“PRTC”).  The agreement, which is renewed on a yearly basis, provides for the delivery of local traffic to be terminated on each party’s local network so that customers of either party have the ability to reach customers of the other party.  The agreement establishes that compensation shall be paid by PRTC to NewComm and NewComm to PRTC at pre-determined rates.

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

(b)          Legal contingencies –

The Company is a defendant in a lawsuit brought by Atento de Puerto Rico, Inc. (Atento) alleging breach of contract, damages, and collection of amounts for services rendered.  The plaintiff is seeking $665,540 ($484,212 of this amount was owed and accrued by NewComm as of December 31, 2004) for services already rendered to the Company and $1,760,000 for breach of contract.  The case is in its early stages and no outcome can be predicted.

The Company is also the defendant in several legal cases related to former employees, arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position and results of operations.

(20)              Partners’ capital:

At December 31, 2004, 2003 and 2002, the limited partners’ capital consisted of 2.765.2, 2,906.1 and 2.906.1, units, respectively, distributed among approximately 1,600 limited partners.

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

(21)              Income tax:

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

At December 31, 2004, the deferred tax asset resulting from future income tax benefits of the available operating losses was approximately $48 million, at the lower tax bracket.  A valuation allowance for the same amount has been established due to the uncertainty as to the realization of the tax benefit of such operating losses.

(22)              Supplementary cash flows information:

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

(23)              Dilution gain:

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

(24)              Quarterly financial information for 2004, 2003 and 2002:

Certain unaudited quarterly financial information for the years 2004, 2003 and 2002, follows:

	2004 (Restated)
	March	June	September	December

Revenues	$28,314,821	$27,134,342	$25,131,484	$24,421,289

Operating income (loss)	$2,053,411	$775,001	$(112,649)	$(7,063,136)

Net loss	$(4,539,179)	$(6,175,586)	$(7,023,282)	$(14,096,072)

Net income (loss) attributable to General Partner	$(4,539,179)	$(6,175,586)	$(7,023,282)	$(14,096,072)

Net income (loss) attributable to Limited Partner	$—	$—	$—	$—

	2003 (Restated)
	March	June	September	December

Revenues	$26,294,881	$27,796,305	$26,719,677	$28,083,249

Operating income (loss)	$8,248,140	$1,853,054	$6,079,663	$(3,130,903)

Net income (loss)	$(8,478,010)	$7,969,917	$(6,370,950)	$(19,038,784)

Net income (loss) attributable to General Partner	$(8,478,010)	$1,992,479	$(2,682,170)	$(19,038,784)

Net income (loss) attributable to Limited Partner	$—	$5,977,438	$(3,688,780)	$—

	2002
	March	June	September	December

Revenues	$27,980,361	$33,519,358	$26,209,320	$20,248,058

Operating (loss) income	$2,612,416	$1,454,412	$691,941	$(539,969)

Net income (loss)	$(5,680,363)	$7,185,858	$(5,902,572)	$(8,627,994)

Net income (loss) attributable to General Partner	$(5,680,363)	$1,796,465	$(513,182)	$(8,627,994)

Net income (loss) attributable to Limited Partner	$—	$5,389,393	$(5,389,390)	$—

As discussed in Note 2 to the accompanying consolidated financial statements, the Partnership has restated its consolidated financial statements as of and for the years ended December 31, 2004 and 2003.  The quarterly restated and unaudited consolidated financial information for the years ended December 31, 2004 and 2003 was adjusted accordingly.

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

(d) All Other Fees:

None

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements

ClearComm, L.P.

Report of Independent Public Accountants — December 31, 2004 (Restated), 2003 (Restated) and 2002

Consolidated Balance Sheets - December 31, 2004 (Restated), 2003 (Restated) and 2002

Consolidated Statements of Operations for the years ended - December 31, 2004(Restated), 2003(Restated) and 2002

Consolidated Statements of Changes in Partners’ Deficit for the years ended - December 31, 2004 (Restated), 2003 (Restated) and 2002

Consolidated Statements of Cash Flows for the years ended - December 31, 2004 (Restated), 2003(Restated) and 2002

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

Signature	Capacity in Which Signed	Date

/s/ Fred H. Martínez	Director and Chairman of the Board	August 31, 2005
Fred H. Martínez

/s/ Javier O. Lamoso	Director and President	August 31, 2005
Javier O. Lamoso

/s/ Margaret W. Minnich	Director	August 31, 2005
Margaret W. Minnich

/s/ Lawrence Odell	Director	August 31, 2005
Lawrence Odell

/s/ James T. Perry	Director	August 31, 2005
James T. Perry