Form 10-Q
period 2005-09-30
CLEARCOMM L P
filed 2005-11-14
CIK 1013267

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

ClearComm, L.P.

PART I             FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES
AND PARTNERS’ DEFICIT

	September 30, 2005	December 31, 2004
	(Unaudited)	(Restated)
ASSETS:
Cash and cash equivalents	$9,780,090	$10,612,430
Accounts receivable, net	7,385,408	7,909,573
Accounts receivable, other	4,854,239	4,204,524
Insurance claim receivable	—	403,657
Interest receivable	—	20,000
Inventories, net	2,756,211	4,341,975
Prepaid expenses	1,869,425	841,750
Leasehold rights, net	3,563,091	3,314,144
Investment in “unconsolidated” subsidiary	217,959	247,959
PCS licenses, net	46,750,449	46,750,449
Deferred financing costs	1,306,275	635,824
Note receivable from officer	—	100,000
Property and equipment, net	71,122,295	80,546,773

	$149,605,442	$159,929,058

LIABILITIES AND PARTNERS’ DEFICIT:
Accounts payable and accrued liabilities	$25,096,666	$48,810,130
Notes payable — short-term	83,185,105	136,836,778
Notes payable — long-term	89,389,794	90,226,258

Unitholders’ capital (deficit) 2,765.20 Units in 2005, 2906.1 Units in 2004, and 1 general partnership interest.	(48,066,123)	(115,944,108)

Total liabilities and partner’s deficit	$149,605,442	$159,929,058

BOOK VALUE(DEFICIT) PER UNIT	$(17,383)	$(41,930)

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
(UNAUDITED)

	Three-Month Periods Ended September 30		Nine-Month Periods Ended September 30
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues:
Service revenues	$21,016,249	$24,156,171	$66,581,737	$76,940,544
Handset and accessories sales	1,436,425	975,313	3,343,509	3,640,103

	22,452,674	25,131,484	69,925,246	80,580,647

Operating Cost and Expenses:
Cost of handset and accessories	3,527,856	5,643,781	12,575,492	16,753,699
Interconnection expense	799,737	694,166	2,403,221	2,735,145
Sales and dealers commissions	1,168,744	2,731,291	5,094,668	8,111,674
Salaries and benefits	3,657,896	4,018,377	11,431,591	12,008,249
Depreciation	4,648,615	4,565,310	13,744,283	13,258,655
Advertising expense	337,457	1,539,925	2,430,059	4,854,071
Legal and professional services	564,965	435,118	1,244,267	1,999,861
Provision for doubtful accounts	3,357,054	2,168,272	8,839,180	6,880,222
Rent expense	1,893,517	1,735,119	5,511,480	5,102,491
Taxes other than income	1,044,220	1,048,121	2,616,326	2,897,768
Network Operation and Maintenance	2,093,366	1,628,648	6,045,603	4,921,585
Other expenses	1,678,100	1,946,573	3,009,706	6,723,642
Management fee to General Partner	89,420	68,750	291,888	206,250
Services rendered by related parties	347,867	1,245,169	1,766,718	3,831,389
Gain on Sale of California License	—	(30,000)	—	(4,168)

	25,208,814	29,438,620	77,004,482	90,280,533

Income (Loss) from Operations	(2,756,140)	(4,307,136)	(7,079,236)	-9,699,886

Other Income (Expense)
Interest income	61,102	119,309	469,262	236,281
Other Income	—	—	32,644	(57,720)
Interest expense	(3,042,508)	(2,464,093)	(9,010,629)	(7,151,892)

	(2,981,406)	(2,344,784)	(8,508,723)	(6,973,331)

Net Income (Loss)	$(5,737,546)	$(6,651,920)	$(15,587,959)	$(16,673,217)

Net Income (Loss) Attributable to General Partner	$(5,737,546)	$(6,651,920)	$(15,587,959)	$(16,673,217)

Net Income (Loss) Attributable to Limited Partners	$—	$—	$—	$—

The accompanying notes are integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT
(Unaudited)

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005

	Limited Partners		General
	Units	Amount	Partner	Total

BALANCES, December 31, 2004	2,765.2	—	$(115,944,108)	$(115,944,108)

Net loss for the three-months period ended March 31, 2005			(5,535,069)	(5,535,069)

Net loss for the three-months period ended June 30, 2005	—	—	(4,315,344)	(4,315,344)

Net loss for the three-months period ended September 30, 2005			(5,737,546)	(5,737,546)

Capital Contribution during the three months period ended September 30, 2005			2,450,000	2,450,000

Additional Capital Contribution from conversion pursuant to the settlement agreement dated April 20, 2005			81,015,944	81,015,944

BALANCES, September 30, 2005	2,765.2	—	$(48,066,123)	$(48,066,123)

The accompanying notes are an integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine-Month Periods Ended
	September 30,	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,587,959)	$(16,673,217)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization	13,744,283	13,122,667
Equity in losses of unconsolidated subsidiary	30,000	38,206
Amortization of loan origination fees		135,988
Inventory Reserve	172,033	910,427
Bad debt expense	8,839,180	6,880,222
Loss on sale of California Licenses		25,822
Gain from sale of vehicles	(527,457)	(28,327)
Capitalized interest	102,919	632,649
Changes in operating assets and liabilities-
Increase in interest receivable	—	(1,500)
Increase in accounts receivable, before write-offs	(9,244,550)	(5,761,469)
Decrease in insurance claim receivable	403,657	(403,657)
Decrease (increase) in inventories	1,891,425	995,114
Increase overdraft	—	(82,469)
Increase in prepaid expenses	(1,039,687)	(941,009)
Decrease in accounts payable and accrued liabilities	(2,123,735)	4,259,771
Decrease in accounts payable to related parties	(2,831,084)	453,976
(Decrease) Increase in accrued interest	1,692,243	19,207
(Decrease) increase in deferred income	(25,424)	(643,900)
Total adjustments	11,083,803	19,611,718
Net cash provided by operating activities	(4,504,156)	2,938,501
CASH FLOWS FROM INVESTING ACTIVITIES:		—
Redemption of investment securities		7,681,018
Proceeds from the sale of vehicle	483,161	184,000
Proceeds from sale of accounts receivable	455,890	—
Payment for deferred financing costs	(1,217,334)	—
Acquisition of property and equipment	(2,941,798)	(2,705,647)
Payment for the investment in subsidiary		(130,667)
Proceeds from the sale of California License		9,400,000
Net cash provided by (used in) investing activities	(3,220,081)	14,428,704
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of capital leases	(95,226)	—
Proceeds from issuance of note payable to Tmobiles		5,493,642
Proceeds of issuance of subordinated loan	19,413,024	—
Cash received from issuance of preferred stock	2,254,998
Principal payments of long term debt	(14,680,899)	(13,623,832)
Net cash used in financing activities	6,891,897	(8,130,190)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(832,340)	9,237,015
CASH AND CASH EQUIVALENTS, beginning of period	10,612,430	1,007,353
CASH AND CASH EQUIVALENTS, end of period	$9,780,090	$10,244,368
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
INTEREST PAID	$7,391,526	$6,566,973

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

Non-Cash investing and financing activities during the period ended September 30, 2005 are as follows:

(a)	Notes, interest payable and accrued expenses payable to TEM PR and T Moviles, S.A. were converted into additional capital contributions. Total amount converted is composed of the following:

Notes payable balance to T Moviles, S.A. (including accrued interest)	$11,396,339
Notes payable balance to TEM PR (including accrued interest)	62,487,125
Accrued expenses to T Moviles, S.A,	6,632,471

(b)	The Partnership’s subsidiary acquired equipment with a cost of $511,785 under a capital lease financing agreement.
(c)	The Partnership amortized $60,632 pertaining to the sales and leaseback transaction deferred gain.
(d)	The Partnership sold property and equipment with a cost of $216,383 and accumulated depreciation of $131,831 for the amount of $8,000; resulting in a loss of $76,552.
(e)	The Partnership through its subsidiary wrote-off an account payable of $207,300.
(f)	Interest expense of $2,010,281 from the restructured Lucent debt which now holds D.B. Zwirn was capitalized into short-term debt.

During the period ended September 30, 2004, interest expense from TEM-PR totaling $395,588 was capitalized into long-term debt.

The accompanying notes are an integral part of these consolidated financial statements.

CLEARCOMM, L.P.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2005 (UNAUDITED)

1.                                       BASIS OF PRESENTATION AND INTRODUCTION

The unaudited interim consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Partnership’s financial position at September 30, 2005 and results of operations and cash flows for the three and nine-month periods ended September 30, 2005 and 2004.  The unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004.  Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

On March 2, 2002, the Partnership sold approximately 4.08% of NewComm to a group of investors led by Fleet Development Ventures (“The Fleet Group”) for $13 million.  The Partnership and TEM contributed approximately $9 million each to NewComm in the form of equity and convertible debt, respectively. The Partnership and TEM have committed an additional $10 million each to close the Long-Term Financing (as hereinafter defined).  The Partnership believes it has obtained financing alternatives, together with TEM, to provide NewComm with the capital necessary for the Long-Term Financing and to fund NewComm’s operations.

As a result of the Settlement Agreement, the Partnership has obtained the appropriate financing sources to provide NewComm with the capital necessary for the Long-Term Financing and to fund NewComm’s operations.  In addition, NewComm’s Shareholders possess the following common ownership interests in NewComm:

SHAREHOLDER	INTEREST

ClearComm, L.P.	39.27%
Syncom	7.21%
Fleet Group	3.62%
TEM Puerto Rico	49.90%

100.00%

On August 5, 2005, NewComm issued 24 convertible preferred shares for an additional contribution of $4.4 million from its investors, not including TEM Puerto Rico.

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

2.                                       FINANCING REQUIREMENTS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Partnership commenced operations in September 1999 and has incurred losses amounting to $5.7 million for the three-month period ended September 30, 2005 and incurred operating losses of $6.6 million for the three month period ended September 30, 2004.  It also has working capital deficit of $81.6 million (a deficit of $131.3 million in 2004) and partners’ capital deficit of $48.0 million in 2005 compared to $105.5 million in 2004. The increase in the Partner’s capital deficit is due the reclassification of the network construction debt from a long term note payable to short term status as explained below.   The Partnership is likely to continue incurring losses until such time as its subscriber base generates revenue in excess of the Partnership’s expenses.  Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by means other than its revenues.

As part of an agreement with TEM, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that required Lucent to build a network that uses the Code Division Multiple Access (“CDMA”) protocol.  The total cost of the network was approximately $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount due under the contract under a formal financing agreement. On June 4, 2003, NewComm entered into a Senior Credit Agreement with Lucent, which extended the maturity date of the $51.5 million remaining on the credit facility to September 30, 2009, with interest at 8% annually.  In July 2005, Lucent sold the Note, which at the time had a principal balance of $48.5 million, to D.B. Zwirn & Co. (“D.B. Zwirn”).  The Partnership signed a Forbearance Agreement with D.B Zwirn on July 14, 2005. NewComm negotiated a new credit facility with D.B. Zwirn with the principal balance of $54.5 million, with a term expiring on January 31, 2006 and a floating interest rate of LIBOR plus 700 basis points. The facility includes $48.5 million of principal, $2.0 million of accrued interest and $4.0 million additional funding for working capital and general purpose needs. On June 20, 2003, an agreement restructuring Alcatel’s debt was executed.  Alcatel’s balance due is $686,000 as of the date of this September 30, 2005 report and is due over a three year period expiring on June 2006.

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

With respect to the FCC debt which originated when the Partnership acquired its PCS licenses, and for which the Partnership owes the United States federal government approximately $20.7 million plus accrued interest at 6.5% as of September 30, 2005, TEM has secured the repayment of this debt by means of a subordinated line of credit guaranteed as described on the Settlement Agreement.

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

Management believes that the Partnership will comply with all the requirements for obtaining the financing and believes that cash and cash equivalents on hand, anticipated growth in revenues, vendor financing and the Long-Term Financing will be adequate to fund its operations during such period.  However, in the absence of improved operating results and cash flows, and without the closing of its contemplated Long-Term Financing, the Partnership may face liquidity problems to fund its operations and meet its obligations.  As a result of these matters, substantial doubt exists about the Partnership’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.                                       RECENT ACCOUNTING PRONOUNCEMENTS:

a)              In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (FAS-154), Accounting Changes and Error Corrections —a replacement of APB Opinion No. 20 and FASB Statement No. 3.  FAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.  This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.

b)             In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS 123).  The revised FAS 123 supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

c)              In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29 (FAS 153).  FAS153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

d)             In March 2005, the Financial Accounting Standards Board issued interpretation 47 Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.  This interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

The adoption of any of the aforementioned pronouncements did not have a material effect on the Partnership’s consolidated financial position or result from operations.

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

Introduction

The information contained in this Part I, Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004, in addition to the interim consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

The Partnership established its Puerto Rico network by forming a wholly owned subsidiary, NewComm, on January 29, 1999.  On February 4, 1999, the Partnership and NewComm entered into an agreement with TEM, whereby the Partnership contributed its two Puerto Rico Licenses to NewComm and TEM provided NewComm a $19,960,000 loan to develop the Puerto Rico Licenses.  TEM’s loan was made pursuant to a secured convertible promissory note (the “Note”) which would be convertible into 49.9% of NewComm’s equity.  The Note, however, could not be converted until the FCC authorized TEM to hold more than a 25% equity interest in NewComm.  By means of a Stock Purchase Agreement executed on March 12, 2002 (the “Stock Purchase Agreement”), the Partnership agreed to sell shares equal to 0.2% in NewComm to TEM conditioned to obtaining Long-Term Financing and a clear exit path for the Partnership.  This transaction was subsequently approved by the Department of Homeland Security and the FCC.

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

•                  In the event that as of September 30, 2006, NewComm’s net income, as determined in accordance with U.S. generally accepted accounting principles (“GAAP”) and measured on the basis of EBITDA for the twelve-month period then ended, is less than $10,970,000, TEM may require that the Partnership, and NewComm’s shareholders, together with TEM Puerto Rico, sell their respective interests in NewComm to a third party.

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

 On April 20, 2005, the Stock Purchase Agreement was amended in order to, among other things, extend by 3½ years, to approximately October 2008, TEM Puerto Rico’s option to buy a majority interest in NewComm. In addition, the Sale Agreement was amended in order to clarify the procedures that would apply upon the sale of NewComm to a third-party purchaser in the event that neither TEM Puerto Rico, nor the Partnership exercised its rights under the Sale Agreement to purchase NewComm.

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

Results of Operations

Set forth below is a summary of the results of operations before other income and expenses for the three-month period ended September 30, 2005 compared with three-month period ended September 30, 2004:

	Three-Month Periods Ended
	September 30,
	2005	2004	Change
Revenues:
Service revenues	$21,016,249	$24,156,171	-13%
Handsets and accessories sales	1,436,425	975,313	47%

Total Revenues	22,452,674	25,131,484	-11%
Expenses:
Operating expenses, excluding depreciation expense	20,560,198	24,873,310	-17%

Income (loss) from operations	1,892,476	258,174	633%

Interest expense	(3,042,508)	(2,464,093)	23%

Income (loss) before other income (expense)	$(1,150,032)	$(2,205,919)	-48%

Revenues

The Partnership’s revenues for the three-month period ended September 30, 2005 decreased by 11% from $25.1 million to $22.5 million as compared to the same period in 2004. Total revenues include service as well as handset and accessories revenues.  Service revenues for the three-month period ended September 30, 2005 decreased by 13% when compared to the same period in 2004 while handset and accessories sales increased by 47%.  The increase in handsets and accessories revenues is mainly due to handset units pricing adjustments and a significant reduction of the handset subsidy related to new offers established in the third quarter of the current year.  The decrease in service revenues is related to tighter credit policies and a reduction in the Partnership’s customer base during the third quarter of 2005.

Expenses

The following table shows the variances for the three month period ended September 30, 2005 as compared to the same period in 2004

	Three-months ended September 30,		%
Expenses	2005	2004	Change

Cost of handset and accessories	3,527,856	5,643,781	-37%
Interconnection expense	799,737	694,166	15%
Sales and dealers commissions	1,168,744	2,731,291	-57%
Salaries and benefits	3,657,896	4,018,377	-9%
Advertising expense	4,648,615	4,565,310	2%
Depreciation	337,457	1,539,925	-78%
Legal and professional services	564,965	435,118	30%
Provision for doubtful accounts	3,357,054	2,168,272	55%
Rent expense	1,893,517	1,735,119	9%
Taxes other than income	1,044,220	1,048,121	0%
Network Operation and Maintenance	2,093,366	1,628,648	29%
Other expenses	1,678,100	1,946,573	-14%
Management fee to General Partner	89,420	68,750	30%
Services rendered by related parties	347,867	1,245,169	-72%
Loss on Sale of California License	—	(30,000)	-100%

Total expenses	$25,208,814	$29,438,620	-14%

Expenses for the three-month period ended September 30, 2005 totaled $25,208,814 as compared to $29,438,620 for the same period in 2004.  There was an overall reduction of 14% in operating expenses or $5.4 million during the third quarter of 2005.

The overall decrease in expenses is mainly due to decreases in the cost of handsets and accessories sold,  sales and dealers commissions, services rendered by related parties, and depreciation expense.

Income from Operations

Income from operations reflects the ability of the Partnership to generate positive cash flows from its operations, which does not take into consideration expenses such as amortization, depreciation and interest that must be reported for GAAP to arrive at the net income or loss.

Income from operations for the three month period ended September 30, 2005 of $1,892,476 shows a significant increase of 633% or $1.2 million as compared to the income from operations for the same period in 2004.  This increase in income from operations is related to an overall 11% decrease in expenses excluding depreciation which resulted in $3 million less in expenses.

Interest expense for the three month period ended September 30, 2005 of $3.0 million ($2.5 million in 2004) reduce the income from operations and result in a net loss before other income and expenses of $1,150,032 for the third quarter of 2005 and a loss of $2,205,919 for the same period in 2004; an overall reduction in net loss of 48% when compared to 2004.  Depreciation expense of $4.6million ($4.6 million in 2004), a non-cash item further reduces the book income resulting in an overall loss of $5.7 million in 2005 ($6.7 million in 2004).

The following table summarizes changes in certain financial information for the nine-month period ended September 30, 2005 compared with nine-month period ended September 30, 2004:

	Nine-Month Periods Ended
	September 30,
	2005	2004	Change
Revenues:
Service revenues	$66,581,737	$76,940,544	-13%
Handsets and accessories sales	3,343,509	3,640,103	-8%

Total Revenues	69,925,246	80,580,647	-13%
Expenses:
Operating expenses, excluding depreciation expense	62,980,500	77,021,878	-18%

Income (loss) from operations	6,944,746	3,558,769	95%

Interest expense	(9,010,629)	(7,151,892)	26%

Income (loss) before other income (expense), excluding depreciation expense	$(2,065,883)	$(3,593,123)	-43%

Revenues

The Partnership’s revenues for the nine-month period ended September 30, 2005 totaled $69.9 million as compared to $80.5 million for the same period in 2004.  Revenues for the nine-month period ended September 30, 2005 included $66,581,737 in service revenues and $3,343,509 in handset and accessories sales generated from NewComm’s wireless operations, as compared to $76,940,544 and $3,640,103 respectively, for the same period in 2004.  The 13% decrease in service revenues is consistent with a decrease in the Partnership’s customer base which was offset by an increase in airtime on contract subscribers.  The decrease in handset and accessories sales is related to pricing adjustments and a reduction on the handset subsidy on the handsets sold.

Expenses

The following table shows the variances for the nine month period ended September 30, 2005 as compared to the same period in 2004:

	Nine-months ended September 30,		%
Expenses	2005	2004	Variances

Cost of handset and accessories	$12,575,492	$16,753,699	-25%
Interconnection expense	2,403,221	2,735,145	-12%
Sales and dealers commissions	5,094,668	8,111,674	-37%
Salaries and benefits	11,431,591	12,008,249	-5%
Depreciation	13,744,283	13,258,655	4%
Advertising expense	2,430,059	4,854,071	-50%
Legal and professional services	1,244,267	1,999,861	-38%
Provision for doubtful accounts	8,839,180	6,880,222	28%
Rent expense	5,511,480	5,102,491	8%
Taxes other than income	2,616,326	2,897,768	-10%
Network Operation and Maintenance	6,045,603	4,921,585	23%
Other expenses	2,730,008	6,723,642	-59%
Management fee to General Partner	291,888	206,250	42%
Services rendered by related parties	1,766,718	3,831,389	-54%
Loss on Sale of California License	—	(4,168)	-100%

Total expenses	$76,724,784	$90,280,533	-15%

Expenses for the nine-month period ended September 30, 2005 totaled $76.7 million as compared to $90.3 million for the same period in 2004.  During the nine-month period ended September 30, 2005, the Partnership’s expenses decreased by 15% or $13 million due to pricing adjustments which reduced the handset subsidy on the purchase of handsets and contributed to the 25% reduction in cost of handsets and accessories and by the implementation of new sales and dealers commission structure that resulted in an additional $3 million reduction.  The Partnership managed to reduce overall expenses by implementing new operations procedures and eliminating various outsourcing contracts related to inventory management and customer service.

Income from Operations

Income from operations reflects the ability of the Partnership to generate positive cash flows from its operations, which does not take into consideration expenses such as amortization, depreciation and interest that must be reported for GAAP to arrive to the net income or loss.

Income from operations for the nine month period ended September 30, 2005 of $6.9 million shows an increase of 95% as compared to the income from operations for the same period in 2004.  This increase in income from operations is mainly due to the overall decrease in expenses and to the reduction in the cost of acquiring new customers.

Interest expense for the nine-month period ended September 30, 2005 of $9.0 million ($7.2 million in 2004) reduce income from operations and result in a net loss before other income (expense) of $2.1 million for the third quarter of 2005 ($3.5 million in 2004); an overall reduction in net loss before other income (expense) of 39% when compared to 2004.  Depreciation expense of $13.7 million ($13.2 million in 2004) reduces the Partnership’s book income but as a non-cash item it does not represent additional disbursements for operations.

The increase in depreciation expense is related to the increase in the depreciable assets placed in service during the period.

Liquidity and Capital Resources

As of September 30, 2005, the Partnership had cash and cash equivalents amounting to $9.8 million which are mostly related to proceeds from the sale of the California licenses to Metro PCS in the second quarter of 2004 for a cash payment of $10.9 million.

As part of the agreement with TEM, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that required Lucent to build a network that uses the Code Division Multiple Access (“CDMA”) protocol.  The total cost of the original network was approximately $125 million.  During 2000, NewComm’s management and Lucent agreed on formally extending the payment of up to $61.0 million of the total amount of network construction payable, at the time, under a formal financing agreement.  On June 4, 2003, NewComm entered into a Senior Credit Agreement with Lucent, which extended the maturity date of the $51.5 million remaining on the credit facility to September 30, 2009, with interest at 8% annually.  In July 2005, Lucent sold the Note, which at the time had a principal balance of $48.5 million, to D.B. Zwirn & Co. (“D.B. Zwirn”).  The Partnership signed a Forbearance Agreement with D.B Zwirn on July 14, 2005 and was later extended until August 22, 2005. NewComm negotiated a new credit facility with D.B. Zwirn with a principal balance due of $54.5 million, with a term until January 31, 2006 and a floating interest rate of LIBOR plus 700 basis points. The facility includes $48.5 million of principal, $2.0 million of accrued interest and $4.0 million additional funding for working capital and general purpose needs.  On June 20, 2003, an agreement restructuring Alcatel’s debt was executed.  Alcatel’s balance due is $686,000 as of the date of this September 30, 2005 report and is due over a three year period expiring on June 2006.

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

With respect to the FCC debt which originated when the Partnership acquired its PCS licenses, and for which the Partnership owes the United States federal government approximately $20.7 million plus accrued interest at 6.5% as of September 30, 2005, TEM has secured the repayment of this debt by means of a subordinated line of credit guaranteed as described on the Settlement Agreement.

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

On March 2, 2002, the Partnership sold 4.08% of NewComm to a group of investors led by Fleet Development Ventures for $13 million.  During the second quarter of 2002, the Partnership and TLD contributed approximately $9 million each to NewComm in the form of equity and convertible debt, respectively.  The Partnership believes it has obtained sufficient funds, together with TLD, to provide NewComm with the capital necessary for the Long-Term Financing and to fully fund NewComm’s operations.

The Partnership anticipates that earnings and cash distributions derived from its Puerto Rico Network, interim and permanent financing and, if necessary, additional capital calls from its Investors or accessing the public capital markets, should provide it with the liquidity to meet its obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership’s exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks.  The Partnership invests cash balances in excess of operating requirements in short-term money market funds.  As of September 30, 2005, the Partnership had cash equivalents and short-term investments of approximately $10,000,000 consisting of cash and highly liquid, short-term investments in money market funds.

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

An agreement restructuring Lucent’s outstanding debt was executed on June 4, 2003.  In July 2005, Lucent sold the Note, which at the time had a principal balance of $48.5 million, to D.B. Zwirn & Co. (“D.B. Zwirn”).  The Partnership signed a Forbearance Agreement with D.B Zwirn on July 14, 2005 and was later extended until August 22, 2005. NewComm negotiated a new credit facility with D.B. Zwirn which is due on January 2006.

ITEM 4. CONTROLS AND PROCEDURES

The Partnership’s Chief Executive Officer, Javier O. Lamoso, and the Partnership’s Chief Financial Officer, Edileen Salicrup, have evaluated the Partnership’s disclosure controls and procedures within 90 days of the filing of this report.

Mr. Lamoso and Ms. Salicrup have concluded that the Partnership’s disclosure controls and procedures provide reasonable assurance that the Partnership can meet its disclosure obligations.  The Partnership’s disclosure controls and procedures are based upon a roll-up of financial and non-financial reporting that is consolidated by NewComm’s management.  The reporting process is designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Exhibit 31.1:  Certification of Chief Executive Officer

Exhibit 31.2:  Certification of Chief Financial Officer

Exhibit 32.1:  Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.2:  Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(b)                               The Partnership filed a Form 8-K on July 18, 2005 for the purpose of making a report under Item 5.02.

(c)                                The Partnership filed a Form 8-K on August 30, 2005 for the purpose of making a report under Item 4.02.

ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ClearComm, L.P.

	By:	SuperTel Communications Corp.

Date: November 14, 2005	By:	/s/ Javier O. Lamoso
Name: Javier O. Lamoso
Title: President