Form 10-K
period 2005-12-31
CLEARCOMM L P
filed 2006-04-17
CIK 1013267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

For Annual and Transition Reports to Section 13 or 15(d) of the
Securities Exchange Act of 1934

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the calendar year ended December 31, 2005

or

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

Registrant’s Telephone Number, Including Area Code: (787) 810-5757

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class on Which Registered
Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐	Yes	☒	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐	Yes	☒	No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	Yes	☐	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐	Yes	☒	No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

ClearComm, L.P.

CLEARCOMM, L.P. (THE “PARTNERSHIP”) RESTATED ITS CONSOLIDATED FINANCIAL STATEMENTS FOR THE CALENDAR YEAR ENDED DECEMBER 31, 2001. OUR PRIOR INDEPENDENT ACCOUNTANTS, ARTHUR ANDERSEN LLP, ARE NOT ABLE TO REISSUE THEIR REPORT RELATING TO THE PARTNERSHIP’S FINANCIAL STATEMENTS FOR 2001 OR TO AUDIT THE RESTATEMENT ADJUSTMENTS BECAUSE THEY CEASED OPERATIONS IN 2002. THE PARTNERSHIP BELIEVES THAT THE EFFECT OF THE ADJUSTMENTS MADE IN THE RESTATED FINANCIAL STATEMENTS, AND THE NATURE OF THE ACCOUNTING ISSUES ADDRESSED BY THOSE ADJUSTMENTS, DO NOT HAVE A MATERIAL EFFECT ON THE PARTNERSHIP’S FINANCIAL POSITION AS A WHOLE OR ON THE PARTNERSHIP’S INVESTORS, CREDITORS, SUPPLIERS, EMPLOYEES OR CUSTOMERS. THEREFORE, THE PARTNERSHIP BELIEVES THAT A RE-AUDIT OF THE PARTNERSHIP’S 2001 CONSOLIDATED FINANCIAL STATEMENTS IS UNNECESSARY. ACCORDINGLY, OUR CONSOLIDATED FINANCIAL STATEMENTS FOR THE CALENDAR YEAR ENDED DECEMBER 31, 2001 IS RESTATED AND UNAUDITED.

THE RESTATEMENTS OF THE PARTNERSHIP’S CONSOLIDATED FINANCIAL STATEMENTS FOR THE CALENDAR YEAR ENDED DECEMBER 31, 2001 IS DESCRIBED IN DETAIL WITHIN ITEM 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”.

IN ADDITION, THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE CALENDAR YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003 HAVE BEEN RESTATED TO REFLECT THE CHANGE IN INVENTORY PRICING METHODOLOGY. THESE RESTATEMENTS ARE ALSO DESCRIBED IN DETAIL WITHIN ITEM 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”.

TABLE OF CONTENTS

Part I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4	Submission of matters to a vote of limited partners

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures

Part III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions

Part IV

Item 14.	Principal Accounting Fees and Services
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

The Partnership, through its majority-owned subsidiary, NewComm Wireless Services, Inc. (“NewComm”), owns and operates a state-of-the-art PCS network in Puerto Rico (the “Puerto Rico Network”). The Partnership directly or indirectly through NewComm owns two 15 MHz C-Block PCS licenses covering the entire island of Puerto Rico (the “Puerto Rico Licenses”) and owned four 15 MHz licenses in California (the “California Licenses,” which were sold in a transaction approved by the FCC).

On November 30, 2005, the Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”) was amended to extend the date the Partnership will terminate to December 31, 2010. The Partnership will dissolve on such date (unless terminated earlier or unless the Partnership Agreement is amended to change such date). The Partnership Agreement also provides for a reasonable time to wind-up the affairs of the Partnership in case of termination.

NewComm

Under the Partnership’s direction, the Board of Directors of the Company terminated TEM as manager under the management agreement on October 28, 2004. TEM alleged unlawful and wrong termination of the technology and management agreement. The Partnership on behalf of the Company was proactively seeking compensation for damages caused by the mismanagement of TEM either by settlement or within the arbitration process. On April 21, 2005, the Company and its shareholders entered into a Settlement Agreement and Mutual Release with TEM in which all the parties resolved all outstanding disputes. As a result Telefónica no longer provides management services to NewComm but has extended significant financial support in the form of guarantees / lines of credit (see The Settlement Agreement below).

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

The Partnership’s Puerto Rico Network operates under the image and brand name “MoviStar.”  MoviStar is the PCS brand name of the Telefónica Group in Spain and certain other countries in Latin America. As part of the Settlement Agreement, TEM entered into a License Brand Agreement with NewComm that allows the use of the MoviStar brand name free of cost for 5 years.

The Puerto Rico Network is a state-of-the-art CDMA (“Code Division Multiple Access”) network. Pursuant to a roaming agreement with Sprint PCS, MoviStar customers have mainland U.S. coverage Lucent Technologies, Inc. (“Lucent”) built the Puerto Rico Network on behalf of NewComm. The Partnership continues optimizing the network to maintain and offer better quality service to its customers.

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

Competition in Puerto Rico

The continued success of the Partnership’s PCS business in Puerto Rico will depend upon its ability to compete with five other wireless operators (including Verizon, Sprint PCS, SunCom, Centennial and Cingular) and potential future wireless communications providers in the Puerto Rico market. All wireless operators compete in the optimization of their networks to provide a better service for their customers. As wireless use increases, wireless operators compete more directly with traditional landline telephone service providers and other technologies including mobile satellite systems and cable operators offering voice communications. In addition, the availability of new spectrum and resale of existing spectrum and the entry of new participants may result in increased competition in the Puerto Rico market. At the end of 2004, Puerto Rico had a wireless market penetration of approximately 51% while the United States mainland ended the same year with an approximate market penetration of 70%.

Markets

The following table sets forth, as of December 31, 2004, with respect to each Market in which the Partnership owns a PCS license, the estimated persons of population (“POPs”).

Market Name	2004 POPs*
San Juan, PR	2,364,414
Mayaguez-Aguadilla, PR	1,444,196

*                                         Based on US Census Bureau 2004 figures.

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

The eMilios concept involves internet communication galleries that are geared towards educating people in the use of computers and the internet, and acts as a communication and recreational center as well. The broadband connectivity that is offered at eMilios allows the stores to efficiently offer internet communications and also access to a great variety of interactive content, such as cyber games, as well as software and tools for free lancers and small business entities. The service is provided and collected with a proprietary smart card and software application. The Partnership is responsible for the management and day to day operations of ISS. ISS opened its first store with 48 computer stations on October 23, 2002. A second store with 40 computer stations was inaugurated on January 11, 2003 to serve the western part of Puerto Rico. The Partnership has decided to concentrate its operations on the San Juan area and decided to close the store located in Mayagüez effective December 31, 2004. As a result, the Partnership has written down its investment in the subsidiary by $165,306 to reflect the change. During 2005, the remaining portion of the Partnership investment or $217,459 was entirely written off due to the uncertainty of the San Juan store’s future profitability.

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

PCS is a radio-based transmission technology, which, like cellular technology, uses the same frequencies repeatedly in a multiple-transmitter cell design. PCS is a digital technology, capable of numerous advanced service features, including caller-ID, voice-prompting, voice-recognition, scrambled (secure) calling, message and image delivery, intelligent call transfer and follow-me calling, single number service (the same number can be assigned to multiple PCS telephones in different locations) and auto-trace of crank callers. The Partnership has been offering E-mail and internet access from its handsets since June of 2000. The Partnership began offering wireless banking services in October of 2000. The Partnership also pioneered in the Puerto Rico market short text messaging services from its handsets in October of 2001. An average of 900,000 text messages per month is being sent by subscribers from their handsets.

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

Entrepreneur Classes and Economic Preferences

Block C and F licenses were reserved for Entrepreneurs meeting certain limiting criteria set forth in FCC Rules. Entrepreneurs were granted a set of economic preferences in the Auctions. Under FCC Rules, an “Entrepreneur” is defined as an entity that, together with its affiliates and persons or entities that holds attributable interest in such entity and their affiliates, has less than (i) $500 million of assets and (ii) $125 million of annual gross revenue over the prior two years. In addition, FCC Rules define three classes of Entrepreneurs, with each class eligible for different economic preferences in the Blocks C and F Auctions. The Partnership’s Entrepreneur qualification is as a “Small Business,” which is an entity that at the date of grant of the license had less than $40 million of aggregate annual gross revenue averaged over the last three years.

Small Businesses were entitled to make interest-only payments for the first six years and can amortize interest and principal over the remaining four years of the license term. The interest rate applicable to Small Businesses is the 10-year treasury note rate at the date of grant of the license. In addition, Small Businesses were entitled to a bidding credit of 25%. In March 1997, the FCC issued an order suspending indefinitely interest payments on all Block C licenses; however, interest continued to accrue. Ultimately, in accordance with the FCC procedures specified in the FCC’s March 24, 1998 Order on Reconsideration of the Second Report and Order (the “Reconsideration Order”), the Partnership commenced interest payments during July, 1998. The Partnership originally owed $51.3 million exclusively in connection with the Puerto Rico License. As of December 31, 2005 the Partnership owes the FCC the principal amount of $17.5 million.

During the year ended December 31, 2004, the Partnership paid the amount of $11,009,302 including interest and principal. The payment due in October 2004 was not made and was accumulated with its related interest and penalty charge of approximately $122,000. The subsequent payment due in January 2005 was not made. As a result of the Settlement Agreement entered into in April 2005, payments due to the FCC have been made and kept current. As part of the Settlement Agreement a Telefonica Group guaranteed line of credit for $40 million was established for NewComm to draw from to secure payment of the licenses to the FCC.

Build-Out Requirements

The Partnership has complied with its build out requirements for the Puerto Rico Licenses.

Employees

The Partnership, including its majority owned subsidiary NewComm, had approximately 420 employees at the end of 2005.

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

ITEM 3. LEGAL PROCEEDINGS

The Company has entered into a formal arbitration process with TLD, a Telefonica S.A. subsidiary, to resolve a claim of $13,356,098.18. This claim is for services rendered prior to the termination of the management agreement with the Telefonica Group. The process is in an advanced stage and is expected to be concluded during the month of May 2006.

The Company is a defendant in a lawsuit brought by Atento de Puerto Rico, Inc. (Atento) alleging breach of contract, damages, and collection of amounts for services rendered. Atento is another wholly owned Telefonica, S.A. subsidiary that had a contract to provide call center services to NewComm. The plaintiff is seeking $665,540 ($934,812 of this amount was owed and accrued by NewComm as of December 31, 2005) for services already rendered to the Company and $1,760,000 for breach of contract. At this time an outcome can not be predicted.

The Company is also the defendant in several legal cases related to former employees, arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

On September 16, 2005 the Partnership’s General Partner, SuperTel Communications Corp., initiated a consent solicitation among its partners proposing to extend the Partnership’s termination date until December 31, 2010. By November 30, 2005, the final day of the solicitation period, a total of 2,072.7 Partnership Units were voted representing 74.96% of the 2,765.20 Partnership Units outstanding and entitled to vote. Of the Partnership Units voted, 1,920.6 Partnership Units (92% of the participants) voted in favor of the extension, 129.3 Partnership Units voted against the extension and 22.8 abstained. As a result, the Partnership’s partners approved the amendment to the Partnership’s Agreement of Limited Partnership, as previously amended, to extend the latest date on which the Partnership will dissolve from December 31, 2005 to December 31, 2010.

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

As of December 31, 2005, the General Partner holds one general partnership interest, and approximately 1,445 investors hold an aggregate of 2,768.20 Units of limited partnership interest.

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

The Partnership may realize net proceeds (that is, proceeds available after the payment of certain fees and expenses including payments to the General Partner or its affiliates) from a Capital Transaction. No assurance can be given, however, as to the availability of a Capital Transaction or the amount of net cash proceeds there from. Any amounts received by the Partnership which constitute amounts derived from a Capital Transaction, will be treated as being received from operations of the Partnership and will be distributed to investors only if the General Partner determines to do so.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes selected consolidated financial data of the Partnership from the period from January 1, 2001 to December 31, 2001, from January 1, 2002 to December 31, 2002, from January 1, 2003 to December 31, 2003, from January 1, 2004 to December 31, 2004 and from January 1, 2005 to December 31, 2005. This information should be read in conjunction with the Partnership’s audited consolidated financial statements and related notes thereto and management discussion contained herein.

Statements of Operations Data

	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003	2002	2001
		(Restated)	(Restated)		(Restated and Unaudited)
Revenues:
Service revenues	$84,041,902	$100,336,047	$101,557,423	$99,779,656	$112,025,407
Handsets and accessories sales	4,882,359	4,665,889	7,336,689	8,177,441	11,710,520

Total Revenues	88,924,261	105,001,936	108,894,112	107,957,097	123,735,927
Expenses:
Operating expenses	98,750,982	127,160,343	117,358,908	117,905,555	136,940,300

Income (loss) from operations	(9,826,721)	(22,158,407)	(8,464,796)	(9,948,458)	(13,204,373)

Interest expense	(14,340,849)	(9,470,793)	(13,312,468)	(16,212,644)	(20,172,216)

Loss before other income (expense)	(24,167,570)	(31,629,200)	(21,777,264)	(26,161,102)	(33,376,589)
Other Income (expense)

Gain on sale of California Licenses	—	4,168	—	—	—

Gain on sale of investment in stock of subsidiary	—	—	—	13,000,000	—

Equity in net loss of subsidiary	(30,000)	(115,382)	(140,608)	(114,746)	—

Interest income	675,473	126,827	213,369	249,661	548,002

Gain on sale of Visalia-Porterville license	—	—	—	—	4,814,337
Other	—	1,292	337	1,113	—
Write-down of investment in subsidiary	(217,959)	(165,306)	—	—	—
Realized loss on sale of investment in securities	—	(56,518)	—	—	—

Write-off of discount on note payable to FCC			(3,913,661)
Net loss	$(23,740,056)	$(31,834,119)	$(25,617,827)	$(13,025,074)	$(28,014,250)

Net loss attributable to General Partner	$(23,740,056)	$(31,834,119)	$(25,617,827)	$(13,025,074)	$(28,014,250)

Net loss attributable to Limited Partners	$—	$—	$—	$—	$—

Net loss per unit attributable to Limited Partners	$—	$—	$—	$(9,035)	$(5,725)

Balance Sheets Data

	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003	2002	2001
					(unaudited
		(restated)	(restated)		and restated)
ASSETS:
Cash and cash equivalents	$6,609,074	$10,612,430	$1,007,353	$22,709,786	$10,241,902
Cash in escrow account	—	—	1,500,000	—	—
Accounts receivable, net	6,127,025	7,909,573	12,297,162	11,594,949	19,099,986
Accounts receivable, other	1,851,278	4,204,524	7,457,028	6,483,255	—
Insurance claim receivable	—	403,657	—	270,002	1,496,324
Interest receivable	—	20,000	14,000	8,000	2,000
Inventories	2,953,707	4,341,975	8,651,295	10,461,112	10,305,254
Prepaid expenses	1,389,516	841,750	672,406	625,610	652,279
Investment in Securities	—	—	7,338,288	10,000,000	—
Leasehold rights, net	3,465,685	3,314,144	—	—	—
Investment in Subsidiary	—	247,959	397,980	277,254	—
PCS licenses, net	46,750,449	46,750,449	57,517,974	57,517,974	57,517,974
Deferred financing costs	658,660	635,824	774,363	901,235	906,731
Note receivable from officer	—	100,000	100,000	100,000	100,000
Property and equipment, net	68,676,259	80,546,773	90,753,422	101,931,922	102,095,953

	$138,481,653	$159,929,058	$188,481,271	$222,881,099	$202,418,403

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT):
Accounts payable and accrued Liabilities	$37,256,948	$48,810,130	$40,224,333	$47,022,094	$41,642,052
Notes payable — short-term	14,162,119	136,836,780	113,816,305	82,647,544	133,321,837
Notes payable — long-term	143,705,806	90,226,258	117,390,809	150,505,987	81,723,962

Unitholders’ capital (deficit)
2768.2 in 2005, 2765.2 in 2004, 2906.1 in 2003, 2002 and 2001, and 1 General Partnership interest	(56,643,220)	(115,944,108)	(82,950,176)	(57,294,526)	(54,269,448)

	$138,481,653	$159,929,058	$188,481,271	$222,881,099	$202,418,403

BOOK VALUE PER UNIT	$(50,026)	$(41,930)	$(28,534)	$(19,708)	$(18,668)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

NewComm and the Partnership entered into agreements with the Telefónica Group, whereby TEM would design and operate a state-of-the-art PCS network (constructed by Lucent) in Puerto Rico; manage the Company for a fee; provide its MoviStar brand name; design the network; and provide long distance services.

The Company commenced operations in September 1999 and grew rapidly. By 2003, the Company had 175,000 subscribers with $109 million in revenues. From this peak, the Company started to lose subscribers, revenue and cash flow. Concerned about the declining results, the Board canceled the management and operating agreements with TEM in October 2004 and installed the current management team.

Current management took steps to reduce expenses including bringing core functions in-house: Customer Call Service (formerly with Atento, a subsidiary of Telefónica); Logistics (formerly with BrightStar); and Collections (NCO and Dun & Bradstreet); and migrated all data center operations to a location other than TLD. In addition, management undertook an audit of the customer base which resulted in the disconnection of several thousand lower-quality customers; reestablished and tightened credit policies to reduce bad debt and customer fraud; and enhanced cash management systems.

Management believes that these corrective measures have better positioned the Company in the market place. Telefónica no longer provides management services to the Company but has extended significant financial support in the form of guarantees / lines of credit.

NewComm’s Settlement Agreement

Under the Partnership’s direction, the Board of Directors of the Company terminated TEM as manager under the management agreement on October 28, 2004. TEM alleged unlawful and wrongful termination of the technology and management agreement. The Partnership on behalf of the Company was proactively seeking compensation for damages caused by the mismanagement of TEM either by settlement or within the arbitration process.

On April 21, 2005, the Company and its shareholders entered into a Settlement Agreement and Mutual Release with TEM in which all the parties resolved all outstanding disputes. The parties agreed to the following:

•                  A mutual waiver and release between all parties.

•                  Payment of $4,392,978.55 in full satisfaction of the technology transfer fee due to TEM under the technology transfer agreement through issuance of a convertible promissory note (subsequently converted to capital).

•                  Payment of $2,239,492.21 in full satisfaction of the management fee due to TEM under the management agreement through issuance of a convertible promissory note (subsequently converted to capital).

•                  Payment to ClearComm and TEM of $11,447,758.28 and $11,396,338.88 respectively in full satisfaction of the loans granted for purposes of meeting the matured portion of the FCC debt through issuance of a convertible promissory note (subsequently converted to capital).

•                  In addition, $62.4 million in other notes and interest payable to TEM were converted to capital, for a total $80.5 million. Upon conversion of all convertible promissory notes, TEM Puerto Rico Inc. received an aggregate amount of shares of the Company equal to 49.9% and the other stockholders hold an aggregate amount of shares of the Company equal to 50.1%.

•                  Forgiveness by TEM of $1,859,068.97 corresponding to all amounts outstanding with TMmas (a TEM affiliate) under the SCL agreements.

•                  Agreement on premium to be paid by TEM/TEM Puerto Rico Inc. to the other shareholders upon a potential liquidation or a change in control. TEM and/or TEM Puerto Rico Inc. shall pay a premium from the liquidation/sale proceeds that in any event will not exceed 16.6% of the equity valuation.

•                  In the event that as of September 30, 2006, NewComm’s net income, as determined in accordance with U.S. generally accepted accounting principles and measured on the basis of EBITDA for the twelve-month period then ended, is less than $10,970,000, TEM may require that the Partnership, and NewComm’s shareholders, together with TEM Puerto Rico, sell their respective interest in NewComm to a third party.

•                  Amend the Stock Purchase Agreement in order to extend by 3 ½ years, to approximately October 2008, TEM Puerto Rico’s option to buy a majority interest in NewComm and to clarify the procedures that would apply upon the sale of NewComm to a third-party purchaser in the event that neither TEM Puerto Rico, nor the Partnership exercised its rights under the Sale Agreement to purchase NewComm.

•                  As part of the Settlement Agreement, TEM entered into a License Brand Agreement with NewComm that allows the use of the MoviStar brand name free of cost for 5 years.

The effectiveness of the Settlement Agreement was conditioned upon the satisfaction of certain events, including the following:

•                  TEM Puerto Rico becoming the holder of 49.9% of NewComm’s common capital stock;

•                  the termination of the Joint Venture Agreement, the Management Agreement, and the Technology Transfer Agreement, each of which involved NewComm and included TEM as a party;

•                  the amendment of the Stock Purchase Agreement, the Sale Agreement, dated March 12, 2002 (the “Sale Agreement”), among NewComm, TEM Puerto Rico, the Partnership, and the other shareholders of NewComm, and the Shareholders Agreement, dated March 12, 2002 (the “Shareholders Agreement”), among the Partnership, NewComm, TEM Puerto Rico, and the other shareholders of NewComm; and

•                  TEM’s entry into a line of credit to be used to pay the balance of NewComm’s indebtedness to the FCC; and an extension or refinancing of NewComm’s bridge loan from ABN Amro Bank, N.V.

Project Finance Facility

During June 2003, NewComm and Lucent entered into a Senior Credit Agreement which refinanced the existing promissory note balance due under the CDMA network construction payable. The interest rate was set at 8% per annum and the maturity date was extended to September 2009. The note payable is guaranteed by a security agreement covering most of the Company’s assets, as defined.

On July 1, 2005, Lucent assigned and transferred to D.B Zwirn Special Opportunities Fund, LTD (“D.B Zwirn”) 100% of Lucent’s rights and obligations under the original credit agreement. On July 14, the Company signed a Forbearance Agreement with D.B Zwirn. On August 25, 2005 NewComm and D.B Zwirn entered into a Senior Credit Agreement with an outstanding principal balance on the closing date due on the note amounting $54,480,486.02 including some accrued and unpaid interest and $4,000,000.00 in additional principal made available at the time of closing. The facility bears interest at a rate per annum equal to LIBOR + 700 basis points. Additionally, the facility will accrue pay-in-kind (PIK) interest on the aggregate principal amount, payable upon maturity, acceleration or repayment. The PIK interest is based on a grid that ranges from 2% to 4%, depending on quarterly EBITDA results. The maturity date on the facility was January 31, 2006.

The Senior Credit Agreement with D.B Zwirn included various affirmative, negative and financial covenants. As of December 31, 2005, the Company was in compliance with all the requirements under such covenants except the failure to comply with the cumulative end of period subscribers under section 6.04 of the credit agreement. D.B Zwirn accepted to forbear the exercise of remedies to cure the non-compliance under the mentioned covenant.

On February 16, 2006, NewComm and D.B Zwirn amended and restated the Senior Credit Agreement. The new outstanding principal balance is $60,539,828, including some accrued and unpaid interest, and $5,000,000.00 in additional principal made available at the time of closing. The maturity date is March 31, 2007.

Critical Accounting Policies and Off-Balance Sheet Arrangements

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (US GAAP), which require the Partnership to make estimates and assumptions. The Partnership has no off-balance sheet arrangements and believes that of its significant accounting policies (see Note 4 to the consolidated financial statements), the following may involve a higher degree of judgment and complexity.

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

Long-lived Assets - We continually evaluate long-lived assets to determine whether current events and circumstances warrant adjustment to the carrying values or amortization periods. The Partnership measures impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition must be made. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. The impairment loss, if any, is determined based on projected discounted future operating cash flows using a discount rate reflecting the Partnership’s average cost of funds. No impairment loss was recognized during 2005, 2004 and 2003. If the estimates used to measure impairment are insufficient for any reason, our net income or loss would be reduced or increased, respectively.

Valuation of Intangibles (PCS Licenses) – Because of the adoption by the Partnership of SFAS 142 (Goodwill and other Intangible assets) imposed by the FASB for calendar years commencing after December 31, 2001, PCS Licenses are no longer amortized and instead they are subject to periodic impairment testing. Based on analysis of future cash flows and other related variables, we determined that no impairment adjustment was necessary for the years ended December 31, 2005, 2004 and 2003. We will perform the impairment test at least every quarter or as soon as anything comes to our attention that could cause us to believe that the recorded balance of the PCS Licenses may be affected. If the estimates used to measure impairment are insufficient for any reason, our net income or loss would be reduced or increased, respectively.

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

Restatement of Financial Statements

Management restated the Partnership’s financial statements for 2001, as described in Note 2 to the audited consolidated financial statements included as part of the 2003 Annual Report on Form 10-K. Our prior independent accountants are not able to reissue their report relating to the Partnership’s financial statements for 2001 or to audit the restatement adjustments described in Note 2 because they ceased operations in 2002. Our successor independent accountants, Kevane Soto Pasarell Grant Thornton LLP, have not audited such year and do not issue an opinion on the financial statements for the calendar year ended December 31, 2001. Our successor independent accountants have only audited our financial statements for the calendar years ended December 31, 2005, 2004, 2003 and 2002 and have issued the Independent Auditor’s report included herein.

Accordingly, our financial statements for the calendar year ended December 31, 2001 is restated and unaudited.

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

Impact of Unaudited Financial Statements

As explained above and in Note 2 to the audited consolidated financial statements for the calendar years ended December 31, 2003 and 2002, our consolidated financial statements for the calendar year ended December 31, 2001 have been restated. Our prior independent accountants are not able to reissue their report relating to the Partnership’s financial statements for 2001 or to audit the restatement adjustments described in Note 2 because they ceased operations in 2002. We believe that the effect of the adjustments made in the re-stated financial statements, and the nature of the accounting issues addressed by those adjustments, do not have a material effect on the Partnership’s financial position as a whole or on the Partnership’s investors, creditors, suppliers, employees or customers. Therefore, we believe that a re-audit of the Partnership’s 2001 consolidated financial statements is unnecessary. Accordingly, our consolidated financial statements for the calendar year ended December 31, 2001 is restated and unaudited. Our audited consolidated financial statements for the calendar years ended December 31, 2005, 2004 and 2003 are included as part of this Annual Report on Form 10-K.

Results of Operations - 2005 Compared to 2004

The Partnership’s Consolidated revenues for the year ended December 31, 2005, which amounted to $88,924,261 ($105,001,936 in 2004), included $84,041,902 ($100,336,047 in 2004) in service revenues and $4,882,359  ($4,665,889  in 2004) in handset and accessories sales generated from NewComm’s wireless operations. The 5% decrease in handsets and accessories revenues is mainly due to handset unit pricing adjustments. The 16% decrease in service revenues is related to a reduction of the subscriber base and to a shifting of the customer base from prepaid customers to contract customers. The Partnership’s operations are not materially affected by inflationary increases. Any inflationary impact on the cost of products and services offered by the Partnership’s subsidiary, NewComm, is offset by pricing adjustments to the retail prices of handsets, accessories, and various offers available to the customers.

Expenses

Consolidated Operating expenses for the year ended December 31, 2005 totaled $98,750,982 as compared to $127,160,343 for the same period in 2004.

	2005	2004	Variances
Cost of handsets and accessories sold	$15,317,082	$26,057,050	-41%
Salaries and benefits	15,160,520	15,642,745	-3%
Provision for doubtful accounts	11,754,279	14,762,108	-20%
Salesmen and dealers commissions	5,863,377	11,652,417	-50%
Depreciation	18,046,423	17,811,034	1%
Advertising expense	3,213,290	6,936,679	-54%
Rent expense	7,640,309	6,922,312	10%
Network operation and maintenance expense	7,270,016	4,479,139	62%
Taxes, other than income	3,593,236	3,952,175	-9%
Interconnection expense	617,990	2,798,991	-78%
Services rendered by related parties	3,255,318	4,930,413	-34%
Legal and consulting fees rendered by related parties	302,743	536,213	-44%
Legal and professional services	1,924,729	2,700,917	-29%
Other expenses	4,791,670	7,978,150	-40%

Total operating expenses	$98,750,982	$127,160,343	-22%

The 22% reduction in expenses during 2005 as compared to 2004 is directly related to efficiencies obtained under the new administration and the reversal of various accrued expenses forgiven under the settlement agreement. The decrease in cost of handsets and accessories sold of 41% in 2005 as compared to the same period in 2004 is due to an overall reduction in the subscriber base and to handset pricing adjustments which resulted in $5.5 million reduction in that account. In addition, the reduction in cost of handsets was due to additional efficiencies in logistics operations and inventory handling. The 54% reduction in advertising expense during 2005 as compared to 2004 resulted from a shift in the marketing strategy focusing on a specific target market and customer service. The decrease in salesmen and dealers commissions resulted from a change in the utilization of direct channels instead of indirect channels to distribute products and services. Direct channels include commissions in salaries and benefits rather than commissions paid to dealers. The reduction in 2005 related to the interconnection expense account, which resulted in a 78% decrease in such account is mainly due to adjustments to settlement charges among other carriers. The 62% increase in network operations and maintenance expense in 2005 when compared to the same period in 2004 is related to the implementation of additional cell sites which provide added coverage throughout the Island and additional electricity charges as well as rent for the recently added cell sites. The overall decrease in legal expenses in 2005 compared to 2004 is related to accomplishments made on the settlement agreement that was executed during the first few days of the Partnership’s second quarter operations.

Net losses of $23,740,056 for 2005 and $31,834,119 for 2004 reflect the costs of competing in the Puerto Rico market against existing and new cellular and PCS operators in order to continue to develop and maintain a strong subscriber base. Such losses include certain non recurring other income and expense items. For instance, the loss before other income and expenses for 2005 totaled $21.3 million compared to $31.6 million in 2004. The 30% decrease in losses is directly proportional to the 25% reduction overall expenses.

Interest expense for the year ended December 31, 2005 totaled $14,340,849 as compared to $9,470,793 for the same period in 2004. The increase in interest expense during 2005 is primarily attributable to the restructuring of the Partnership’s Notes Payable (refer to Notes 13, 14 and 15 to the accompanying consolidated financial statements). In 2005, the Partnership had interest income of $675,473, as compared to $126,827 in 2004.

Liquidity and Capital Resources

As of December 31, 2005, the Partnership had cash and cash equivalents amounting to $6,609,074, which resulted from the sale of the California Licenses to an independent group of investors as described in Item 7.

As part of the agreement with TEM, NewComm entered into a contract with Lucent Technologies, Inc. (“Lucent”) that required Lucent to build a network that uses Code Division Multiple Access (“CDMA”) protocol. The total cost was approximately $125 million. On June 4, 2003, Lucent’s outstanding debt was restructured for a six-year term with an interest rate of eight percent (8%) annually and due in September 2009. As of December 31, 2004, $48,470,205 was outstanding under this financing agreement (refer to Note 15(b) to the accompanying consolidated financial statements). During 2004 a total of $3 million were paid as principal payments.

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

In addition, at December 31, 2005, the Partnership owes the United States Federal government approximately $17.5 million plus accrued interest at 6.5% in connection with the acquisition of its Puerto Rico PCS licenses. In accordance to industry practices the note payable was recorded net of a discount that has been amortized in prior years. The discount balance of $3,913,661 as of December 31, 2003 was written off and reflected as interest expense in the other expenses section of the accompanying statement of operations. (Refer to Note 15(d) to the accompanying consolidated financial statements). During the current year, the Partnership paid $9,073,831 in principal and interest related to this note. Quarterly interest and principal payments due at the subsidiary level total $3.7 million and are funded through contributions made by the Partnership and amounts loaned by TEM.

The Partnership has a secured promissory note payable to TLD (now TEM), which bears interest at the floating rate of 90-day LIBOR plus 1.5% and was originally due in March 2004. On January 1, 2004, this secured promissory note was amended to be due in December 2004, and to bear interest at 1%. In addition, in January 2000 the joint venture agreement with TLD was amended to provide NewComm a revolving line of credit of approximately $30 million for working capital from TLD. This loan was paid-off in December 2000 by means of a $60 million bridge loan (the “Bridge Loan Facility”) to NewComm from ABN-AMRO and BBVA (the “Banks”). The original Bridge Loan Facility bore interest at 1.5% over 90-day LIBOR, which was originally supposed to expire on March 15, 2001, and was then extended until March 17, 2002, with an interest rate of .75% over 90-day LIBOR. The Bridge Loan is now guaranteed by Telefónica Internacional, S.A. (“TISA”) and was extended again until April 30, 2008.

The Partnership, by means of Syncom, and TLD, each contributed $15 million of additional capital. Syncom now has ownership of 8.02% of NewComm after having contributed a total of $25 million of capital. On March 2, 2002, the Partnership sold a portion of its equity interest equal to 4.08% (on a fully diluted basis) in NewComm to a group of investors led by Fleet Development Ventures for $13 million. The Partnership believes it has obtained sufficient funds, together with TLD, to provide NewComm with the capital necessary for the Project Finance Facility and to fully fund NewComm’s operations.

On August 4, 2005 NewComm executed a Series A Convertible Participating Preferred Stock between itself and its investors in which it raised additional capital of $4,445,000 to fund cash flow. (See Note 1 to the consolidated financial statements).

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

The increase in expenses of 8% during 2004, as compared to 2003, is mainly due to the increase in the provision for doubtful accounts which resulted in additional $6 million reserves and is directly related to the full implementation of the new billings and collections software migration. The increase in salesmen and dealers commissions is related to the shifting during the year from prepaid customer accounts to contract customers that triggers higher commissions. The 19% decrease in network operation and maintenance expense is related to operational efficiencies obtain at the subsidiary level and to the sale of 12 network towers to a third party during the fourth quarter of 2004 as explained in Note 12 of the combined financial statements.

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

Interest expense for the year ended December 31, 2004, totaled $9,470,793 as compared to $13,312,468 for the same period in 2003. The decrease in interest expense during 2004 is primarily attributable to the restructuring of the Partnership’s Notes Payable (refer to Notes 13, 14 and 15 to the accompanying consolidated financial statements) and to downward trends of interest rates in the markets. In 2004, the Partnership had interest income of $126,827, as compared to $213,369 in 2003.

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

Interest expense for the year ended December 31, 2003, totaled $13,312,468 as compared to $16,212,644 for the same period in 2002. The decrease in interest expense during 2003 is primarily attributable to the restructuring of the Partnership’s Notes Payable (refer to Notes 13, 14 and 15 to the accompanying consolidated financial statements) and to downward trends of interest rates in the markets. In 2003, the Partnership had interest income of $213,369, as compared to $249,661 in 2002.

Contractual Obligations

As of December 31, 2005 the Partnership’s contractual obligations including payments due by period, are as follows:

	Payments due by Periods
		Less than	1-3	3-5	More than
	Total	1 yr	years	years	5 years

Operating Lease Agreement (1)	$38,797,833	$8,696,145	$16,446,081	$6,798,601	$6,857,006
Sales-Leaseback (2)	4,068,548	895,395	1,560,609	1,341,600	2,612,700
Notes Payable (3)
Lucent/DB Zwirn	54,480,486	54,480,486	—	—	—
Alcatel	286,029	286,029	—	—	—
FCC	17,487,178	13,876,090	3,611,088	—	—
TEM	224,203	224,203	—	—	—

Total Contractual Obligations	$115,344,277	$78,458,348	$21,617,778	$8,140,201	$9,469,706

(1) Operating Lease Agreement is related to the minimal annual rental commitments of the Partnership’s subsidiary at Guaynabo and at various stores and site locations.

(2) Sales-Leaseback includes the principal and imputed interest payments on the lease agreement with Mountain Union for the lease of certain space on 12 towers. Under the lease agreement, NewComm was granted a license to install, maintain and operate its wireless communications equipment and accessories on the towers for a 10 year period.

(3) Notes payable include the principal installments due by period on D.B. Zwirn, Alcatel, FCC and TEM Notes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership’s exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks. The Partnership invests cash balances in excess of operating requirements in short-term money market funds. As of December 31, 2005, the Partnership had cash equivalents and short-term investments of $6,609,074 consisting of cash and highly liquid, short-term investments in money market funds.

The Partnership’s cash and cash equivalents will increase or decrease by an immaterial amount if market interest rates increase or decrease, and therefore, its exposure to interest rate changes has been immaterial. The Partnership’s loans payable to the FCC have a fixed interest rate of 6.5% and therefore are not exposed to interest rate risks. The TLD Note relating to indebtedness of NewComm bears interest at the floating rate of the 90-day LIBOR plus 1% and is due six months from date of issuance but can be extended for periods of six months, thereafter. On July 1, 2005, Lucent assigned and transferred to D.B Zwirn Special Opportunities Fund, LTD (“D.B Zwirn”) 100% of Lucent’s rights and obligations under the original credit agreement. On July 14, the Company signed a Forbearance Agreement with D.B Zwirn. On August 25, 2005 NewComm and D.B Zwirn entered into a Senior Credit Agreement with an outstanding principal balance on the closing date due on the note amounting $54,480,486.02 including some accrued and unpaid interest and $4,000,000.00 in additional principal made available at the time of closing. The facility bears interest at a rate per annum equal to LIBOR + 700 basis points. Additionally, the facility will accrue pay-in-kind (PIK) interest on the aggregate principal amount, payable upon maturity, acceleration or repayment. The PIK interest is based on a grid that ranges from 2% to 4%, depending on quarterly EBITDA results. The maturity date on the facility was extended to March 2007. The Bridge Loan bears an interest rate of 0.75% over 90-day LIBOR and is now guaranteed by TISA. As part of this arrangement the Partnership agreed to pay an annual fee of 2% over half of this guarantee (or $30 million), or provide an equivalent cash collateral to the Banks. This loan guarantee fee is not due until the sale of the Partnership’s interest in NewComm. The Bridge Loan Facility has been extended again to April 30, 2008, with the option to extend by one or more additional periods of 30 days with the lender’s prior consent. The Telefonica Guarantee can be extended at the sole discretion of NewComm for another 2 year period until 2010.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ClearComm, L.P.

Report of Independent Public Accountants — December 31, 2005, December 31, 2004 (Restated), and 2003 (Restated)

Consolidated Balance Sheets – December 31, 2005, December 31, 2004 (Restated), and 2003 (Restated)

Consolidated Statements of Operations for the years ended –December 31, 2005, December 31, 2004 (Restated), and 2003 (Restated)

Consolidated Statements of Changes in Partners’ Deficit for the years ended – December 31, 2005, December 31, 2004 (Restated), and 2003 (Restated)

Consolidated Statements of Cash Flows for the years ended – December 31, 2005. December 31, 2004 (Restated), and 2003 (Restated)

Notes to Consolidated Financial Statements

SuperTel Communications Corp.

Report of Independent Public Accountants – December 31, 2005, 2004, and 2003

Balance Sheets - December 31, 2005, 2004, and 2003

Statements of Income and Accumulated Deficit for the years ended December 31, 2005, 2004, and 2003

Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003

Notes to Financial Statements

All financial schedules have been omitted because they are not applicable or because the information required is included in the financial statements or notes thereto.

Report of Independent Public Accountants

To the Partners of

CLEARCOMM L.P. AND SUBSIDIARY:

We have audited the accompanying consolidated balance sheets of CLEARCOMM, L.P. (a Delaware Limited Partnership) AND SUBSIDIARY (“the Company”) as of December 31, 2005, 2004 and 2003, and the related consolidated statements of operations, changes in partners’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClearComm, L.P. and Subsidiary as of December 31, 2005, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kevane Soto Pasarell Grant Thornton LLP

San Juan, Puerto Rico,
February 3, 2006, except for Notes 1(b)
and 15(b), for which the date is February 16, 2006.

ClearComm, L.P.

Consolidated Balance Sheets

December 31, 2005, 2004 (Restated), and 2003(Restated)

	2005	2004	2003
		(restated)	(restated)
CURRENT ASSETS:
Cash and cash equivalents	$6,609,074	$10,612,430	$1,007,353
Cash in escrow account	—	—	1,500,000
Accounts receivable, net of allowance for doubtful accounts of $7,761,062, $9,429,779 and $15,032,114, respectively	6,127,025	7,909,573	12,297,162
Accounts receivable, other	1,851,278	4,204,524	7,457,028
Insurance claims receivable	—	403,657	—
Interest receivable	—	20,000	14,000
Inventories, net	2,953,707	4,341,975	8,651,295
Prepaid expenses	1,389,516	841,750	672,406

Total current assets	18,930,600	28,333,909	31,599,244
INVESTMENT IN SECURITIES	—	—	7,338,288

INVESTMENT IN 49% SUBSIDIARY, AT EQUITY, net	—	247,959	397,980

PCS LICENSES	46,750,449	46,750,449	57,517,974

LEASEHOLD RIGHTS, net	3,465,685	3,314,144	—

DEFERRED FINANCING COSTS	658,660	635,824	774,363

NOTE RECEIVABLE FROM OFFICER	—	100,000	100,000

PROPERTY AND EQUIPMENT, net	68,676,259	80,546,773	90,753,422

Total assets	$138,481,653	$159,929,058	$188,481,271

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of notes payable	$14,162,119	$61,363,389	$42,510,010
Bridge Loan Facility	—	61,000,000	61,000,000
Capital lease obligation - current portion	447,700	185,164	—
Accounts payable and accrued liabilities	18,962,981	27,838,987	23,631,877
Accounts payable to related parties	14,280,617	20,785,979	16,592,457
Option deposit - PCS Licenses	—	—	1,500,000
Accrued interest	1,913,880	1,579,002	921,902
Deferred income	1,651,770	1,907,103	2,390,750

Total current liabilities	51,419,067	174,659,624	148,546,996

LONG-TERM NOTES PAYABLE, net of current portion	138,174,365	96,273,304	122,884,451
CAPITAL LEASE OBLIGATIONS, net of current portion	3,620,848	3,150,590	—
DEFERRED INCOME, net of current portion	1,910,593	1,789,648	—

Total liabilities	195,124,873	275,873,166	271,431,447

PARTNERS’ DEFICIT:
Limited partners’ capital (2,768.2, 2,765.2, 2906.1 units issued and outstanding, respectively)	71,916,986	71,841,976	73,039,616
General partner’s capital (1 unit issued and outstanding)	100,000	100,000	100,000
Other comprehensive loss	—	—	(37,827)
Accumulated losses	(128,660,206)	(187,886,084)	(156,051,965)

Total partners’ deficit	(56,643,220)	(115,944,108)	(82,950,176)

Total liabilities and partners’ deficit	$138,481,653	$159,929,058	$188,481,271

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

Consolidated Statements of Operations for the years ended

December 31, 2005, 2004 (Restated), and 2003 (Restated)

	2005	2004	2003
		(restated)	(restated)
REVENUES:
Service revenues	$84,041,902	$100,336,047	$101,557,423
Handset and accessories sales	4,882,359	4,665,889	7,336,689

Total revenue	88,924,261	105,001,936	108,894,112

OPERATING EXPENSES:
Cost of handsets and accessories sold	15,317,082	26,057,050	22,523,576
Depreciation and amortization	18,046,423	17,811,034	17,272,191
Salaries and benefits	15,160,520	15,642,745	15,169,673
Provision for doubtful accounts	11,754,279	14,762,108	8,907,241
Salesmen and dealers commissions	5,863,377	11,652,417	8,375,695
Advertising expense	3,213,290	6,936,679	7,353,590
Rent expense	7,640,309	6,922,312	6,755,926
Network operation and maintenance expense	7,270,016	4,479,139	5,559,349
Taxes, other than income	3,593,236	3,952,175	4,945,218
Interconnection expense	617,990	2,798,991	4,245,415
Services rendered by related parties	3,558,061	5,466,626	4,090,826
Legal and professional services	1,924,729	2,700,917	2,682,232
Other expenses	4,791,670	7,978,150	9,477,976

Total operating expenses	98,750,982	127,160,343	117,358,908

INCOME FROM OPERATIONS	(9,826,721)	(22,158,407)	(8,464,796)

INTEREST EXPENSE	(14,340,849)	(9,470,793)	(13,312,468)

LOSS BEFORE OTHER INCOME (EXPENSE)	(24,167,570)	(31,629,200)	(21,777,264)

OTHER INCOME (EXPENSE):
Gain on sale of California License	—	4,168	—
Realized loss on sale of investment in securities	—	(56,518)	—
Equity in net loss of 49% owned subsidiary	(30,000)	(115,382)	(140,608)
Interest income	675,473	126,827	213,369
Write-down of investment in subsidiary	(217,959)	(165,306)	—
Write-off of discount on note payable to FCC	—	—	(3,913,661)
Other	—	1,292	337

NET LOSS	$(23,740,056)	$(31,834,119)	$(25,617,827)

NET LOSS ATTRIBUTABLE TO GENERAL PARTNER	$(23,740,056)	$(31,834,119)	$(25,617,827)

NET LOSS ATTRIBUTABLE TO LIMITED PARTNERS	$—	$—	$—

NET LOSS PER UNIT ATTRIBUTABLE TO LIMITED PARTNERS	$—	$—	$—

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

Consolidated Statements of Changes in Partners’ (Deficit) for the years ended

December 31, 2005, 2004 (Restated), and 2003 (Restated)

				Accumulated
				Other
	Limited Partners		General	Comprehensive
	Units	Amount	Partner	Loss	Total

BALANCES, December 31, 2002	2,906.10	$—	$(57,294,522)	$—	$(57,294,522)

COMPREHENSIVE LOSS:

Net loss for the year	—	—	(25,617,827)	—	(25,617,827)

Unrealized holding loss in investment securities	—	—	—	(37,827)	(37,827)

Net comprehensive loss	—	—	(25,617,827)	(37,827)	(25,655,654)

BALANCES, December 31, 2003 (Restated)	2,906.10	—	(82,912,349)	(37,827)	(82,950,176)

Net loss for the year	—	—	(31,834,119)	—	(31,834,119)

Realized holding loss in investment securities	—	—	—	37,827	37,827

Reacquired partners’ units	(140.90)		(1,197,640)		(1,197,640)

BALANCES, December 31, 2004 (Restated)	2,765.20	—	(115,944,108.00)	—	(115,944,108.00)

SETTLEMENT AGREEMENT AND MUTUAL RELEASE TRANSACTION	—	—	80,515,944	—	80,515,944

DILUTION GAIN	—	—	2,450,000	—	2,450,000

Reissuance of partners’ units	3.00	75,000	—	—	75,000

NET LOSS - 2005	—	(75,000)	(23,665,056)	— `	(23,740,056)

BALANCES, December 31, 2005	2,768.20	$—	$(56,643,220)	$—	$(56,643,220)

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

Consolidated Statements of Cash Flows for the years ended

December 31, 2005, 2004 (Restated), and 2003 (Restated)

	2005	2004	2003
		(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,740,056)	$(31,834,119)	$(25,617,827)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Depreciation and amortization	18,046,423	17,811,034	17,050,319
Equity in losses of unconsolidated subsidiary	30,000	115,382	140,608
Amortization of deferred financing costs	1,317,523
Amortization of loan origination fees	—	—	221,872
Amortization of discount on note payable to FCC	—	—	2,404,215
Write-off on discount of note payable to FCC	—	—	3,913,661
Write-off on note receivable from officer	100,000	—	—
Write-off on interest receivable from officer	20,000
Write-off of accrued interest balance	(452,900)	—	—
Realized loss on sale of investment in securities	—	56,518
Bad debt expense	11,754,279	14,762,108	8,907,241
Write-down of investment in subsidiary	217,959	165,306	—
Gain on sale of property and equipment and California License	(833,067)	(10,666)	—
Forgiveness of debt due to affiliate	(1,240,520)
Capitalized interest	389,195
Other non-cash transactions	8,120
Changes in operating assets and liabilities-
Increase in interest receivable	—	(288,067)	(4,000)
Increase in accounts receivable, before write-offs	(7,160,440)	(7,197,016)	(10,660,227)
Decrease (increase) in insurance claims receivable	403,657	(403,657)	270,002
Decrease (increase) in inventories	1,016,027	4,309,320	1,809,817
Decrease (increase) in prepaid expenses	(690,451)	(169,341)	(46,796)
Decrease (increase) accounts payable and accrued liabilities	(5,828,633)	1,860,195	201,443
Increase (decrease) in accounts payable to related parties	(7,262)	4,268,522	(32,986)
(Decrease) increase in accrued interest	5,466,084	1,836,597	(978,843)
Decrease in checks drawn in excess of bank balance	—	(82,469)	—
(Decrease) increase in deferred income	(295,230)	(682,098)	477,236
Total adjustments	22,260,764	36,351,668	23,673,562
Net cash provided by (used in) operating activities	(1,479,292)	4,517,549	(1,944,265)
CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of investment securities	—	7,319,598	2,616,584
Acquisition of property and equipment	(5,565,364)	(5,876,171)	(5,864,516)
Proceeds from the sale of property and equipment and California License	497,906	13,651,421	—
Payment for the investment in subsidiary	—	(130,667)	(261,334)
Net cash provided by (used in) investing activities	(5,067,458)	14,964,181	(3,509,266)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable to Telefonica Moviles	—	5,493,642	5,493,642
Principal payments of capital lease obligations	(295,033)	(23,813)	—
Payments for deferred financing costs	(1,241,573)	—	(95,000)
Payments made to reacquire partner’s units	—	(1,197,650)	—
Proceeds from extension of note payable to ABN/AMRO	—	—	1,000,000
Proceeds from issuance of notes payable to D.B. Zwirn	4,000,000
Proceeds from issuance of preferred stock	2,255,000
Payment of note payable to Lucent	—	(3,000,000)	(11,102,065)
Payment of note payable to Alcatel	(2,175,000)	(2,075,000)	(2,900,000)
Payment of notes payable to FCC	—	(9,073,832)	(8,645,479)
Net cash provided by (used in) financing activities	2,543,394	(9,876,653)	(16,248,902)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(4,003,356)	9,605,077	(21,702,433)
CASH AND CASH EQUIVALENTS, beginning of year	10,612,430	1,007,353	22,709,786
CASH AND CASH EQUIVALENTS, end of year	$6,609,074	$10,612,430	$1,007,353

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
INTEREST PAID	$7,168,049	$7,916,260	$11,887,096

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 (Restated) and 2003 (Restated)

(1)          Reporting entity:

(a)            The reporting entity for purposes of these financial statements is ClearComm, L.P., a Delaware limited partnership (the “Partnership”), together with its subsidiary NewComm Wireless Services, Inc., a Puerto Rico corporation (“NewComm” and, together with the Partnership, the “Company”). The Partnership was organized on January 24, 1995, under the laws of the state of Delaware. The Partnership was created to file applications with the Federal Communications Commission (FCC) under personal communications service (PCS) frequency Block C, originally restricted to minorities, small businesses and designated entities, to become a provider of broadband PCS. The Partnership successfully completed a consent solicitation process whereby it extended its termination date to December 31, 2010.

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

On February 4, 1999, the Partnership entered into a joint venture agreement (the “Joint Venture Agreement”) with Telefónica Larga Distancia de Puerto Rico, Inc. (“TLD”) to jointly develop and operate the Puerto Rico licenses. Consequently, the parties organized the Company in order to consummate the Joint Venture Agreement. The Company commenced commercial operations in September 1999, providing communications services to its customers. Prior to that date, the Company was in the development stage.

Among the most important subsequent events are the following:

•                  The Partnership transferred all of its Puerto Rico PCS licenses including its related debt with the FCC to NewComm, a newly organized Puerto Rico corporation, in exchange for all of NewComm’s issued and outstanding common stock. The Company recorded the Partnership’s contribution of the licenses at the Partnership’s basis in the licenses, in accordance with Generally Accepted Accounting Principles in the United States.

•                  TLD loaned approximately $20 million to the Company by means of a secured convertible promissory note payable (the “Promissory Note”). The Promissory Note is subject to an agreement pursuant to which a security interest is imposed upon the Company’s assets, and a pledge and guaranty agreement issued by the Partnership. Once certain regulatory and other requirements were met, the Promissory Note was converted to NewComm’s common stock corresponding to approximately 49.9% of NewComm’s ownership at the time of the conversion. On March 12, 2002, the Partnership agreed to sell 0.2% of its shares in NewComm to TLD to bring TLD’s ownership to 50.1%; this transaction will be consummated after a third party valuation of NewComm’s common stock and is subject to the approval of the FCC. During 2004, the Company and TLD received approval from the FCC, but the conversion and related sale of participation has not yet been consummated.

•                  The Company and TLD entered into certain management and technology transfer agreements.

•                  The Partnership and TLD entered into a Shareholders and a Sale Agreement. The Shareholders’ agreement provides for general and specific protections and rights for the Partnership as a minority shareholder in NewComm. The Sale agreement provides for an exit of the Partnership from NewComm at any time after May 12, 2003. At the closing of the sale, the management and technology transfer agreements between the Company and several related entities (TEM and TISA) will terminate.

•                  Under the Partnership’s direction, the Board of Directors of the Company terminated TEM as manager under relevant provisions of the management agreement executed on October 28, 2004. TEM has alleged unlawful and wrongful termination of the technology and management agreement. The Partnership on behalf of the Company was proactively seeking compensation for damages caused by the mismanagement of TEM either by settlement or through an arbitration process.

On April 21, 2005, the Company and its shareholders entered into a Settlement Agreement and Mutual Release with TEM in which all the parties resolved all outstanding disputes. The parties agreed to the following:

•                  A mutual waiver and release between all parties.

•                  Payment of $4,392,978 in full satisfaction of the technology transfer fee due to TEM under the technology transfer agreement through issuance of a convertible promissory note (subsequently converted to capital).

•                  Payment of $2,239,492 in full satisfaction of the management fee due to TEM under the management agreement through issuance of a convertible promissory note (subsequently converted to capital).

•                  Payment to ClearComm and TEM of $11,447,758 and $11,396,338 respectively in full satisfaction of the loans granted for purposes of meeting the matured portion of the FCC debt through issuance of a convertible promissory note (subsequently converted to capital). See Notes (11) and (12).

•                  In addition, $62.4 million in other notes and interest payable to TEM were converted to capital, for a total capital conversion of $80.5 million. Upon conversion of all convertible promissory notes, TEM Puerto Rico Inc. received an aggregate amount of shares of the Company equal to 49.9% and the other stockholders hold an aggregate amount of shares of the Company equal to 50.1%.

•                  Forgiveness by TEM of $1,859,068 corresponding to all amounts outstanding with TMmas (a TEM affiliate) under the SCL agreements.

•                  Agreement on premium to be paid by TEM/TEM Puerto Rico Inc. to the other shareholders upon a potential liquidation or a change in control. TEM and/or TEM Puerto Rico Inc. shall pay a premium from the liquidation/sale proceeds that in any event will not exceed 16.6% of the equity valuation.

•                  In the event that as of September 30, 2006, NewComm’s net income, as determined in accordance with generally accepted accounting principles in the United States and measured on the basis of EBITDA for the twelve-month period then ended, is less than $10,970,000, TEM may require that the Partnership, and NewComm’s shareholders, together with TEM Puerto Rico, sell their respective interest in NewComm to a third party.

•                  Amend the Stock Purchase Agreement in order to extend by 3 ½ years, to approximately October 2008, TEM Puerto Rico’s option to buy a majority interest in NewComm and to clarify the procedures that would apply upon the sale of NewComm to a third-party purchaser in the event that neither TEM Puerto Rico, nor the Partnership exercised its rights under the Sale Agreement to purchase NewComm.

•                  As part of the Settlement Agreement , TEM entered into a License Brand Agreement with NewComm that allows the use of the MoviStar brand name free of cost for five years.

The effectiveness of the Settlement Agreement was conditioned upon the satisfaction of certain events, including the following:

•                  TEM Puerto Rico becoming the holder of 49.9% of NewComm’s capital stock;

•                  the termination of the Joint Venture Agreement, the Management Agreement, and the Technology Transfer Agreement, each of which involved NewComm and included TEM as a party;

•                  the amendment of the Stock Purchase Agreement, the Sale Agreement, dated March 12, 2002 (the “Sale Agreement”), among NewComm, TEM Puerto Rico, the Partnership, and the other shareholders of NewComm, and the Shareholders Agreement, dated March 12, 2002 (the “Shareholders Agreement”), among the Partnership, NewComm, TEM Puerto Rico, and the other shareholders of NewComm; and

•                  TEM’s entry into a line of credit to be used to pay the balance of NewComm’s indebtedness to the FCC; and an extension or refinancing of NewComm’s bridge loan from ABN Amro Bank, N.V.(See Note 13.d).

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

During 2004, the Partnership sold it California PCS licenses to a third party. (See Note 9.)

(b)          On April 21, 2005 the NewComm reorganized its capital structure by collapsing its many classes of common stock into a single class of common stock.

As of December 31, 2005, NewComm’s common stockholders (Class A) and their percentage of ownership were:

	Shares	%	Shares Fully Diluted	%
ClearComm, L.P.	793.063	39.27%	804.147	39.34%
SynComm Venture Partners IV, L.P.	145.68	7.21%	149.847	7.33%
Fleet Development Ventures, LLC	28.077	1.39%	30.299	1.48%
Opportunity Capital Partners IV, L.P.	28.077	1.39%	34.251	1.68%
Power Equities, Inc.	16.846	0.83%	17.895	0.88%
TEM Puerto Rico Inc.	1007.704	49.90%	1007.704	49.30%

	2,019.447	100.00%	2,044.143	100.00%

On August 5, 2005, NewComm executed a Series A Convertible Participating Preferred Stock purchase agreement between itself and its investors to fund cash flow deficiencies. The Company raised $4,445,000 in exchange for an aggregate of (i) 12.371 shares of the Company’s series A-1 convertible participating preferred stock and (ii) 12.323 shares of the Company’s series A-2 convertible participating preferred stock. Both series A-1 and A-2 will generate a contingent dividend rate yield of 9% in case of a voluntary or involuntary liquidation, dissolution, sale, transfer or merger of NewComm.

On February 16 2006, NewComm executed another Series A Convertible Participating Preferred Stock purchase agreement between itself and its investors to fund cash flow deficiencies. The Company raised $5,000,000.00 in exchange for an aggregate of (i) 25,645.165 shares of the Company’s series A-3 convertible participating preferred stock and (ii) 24,354.835 shares of the Company’s series A-4 convertible participating preferred stock. Both series A-3 and A-4 will generate a contingent dividend rate equal to a yield of 9% in case of a voluntary or involuntary liquidation, dissolution, sale, transfer or merger of NewComm.

Upon the occurrence of a liquidation event (voluntary or involuntary liquidation, dissolution, sale, transfer, merger), the investors holding Series:

(a)          A-4 Convertible preferred stock shall be entitled to receive out of the assets of the corporation or other proceeds from the liquidation an amount per share equal to the sum of four (4) times the original cost of such share plus any accumulated and unpaid dividend on such share to the date of payment. If the assets of the corporation or any other proceed is insufficient to pay the holders of shares series A-4, the holders of series A-4 shall share ratably in any distribution.

(b)          A-3 Convertible preferred stock shall be entitled to receive (after payment of the Series A-4) out of the assets of the corporation or other proceeds from the liquidation an amount per share equal to the sum of six (6) times the original cost of such share plus any accumulated and unpaid dividend on such share to the date of payment. If the assets of the corporation or any other proceed is insufficient to pay the holders of shares series A-3, the holders of series A-3 shall share ratably in any distribution.

(c)          A-2 Convertible preferred stock shall be entitled to receive (after payment of the Series A-3) out of the assets of the corporation or other proceeds from the liquidation an amount per share equal to the sum of three (3) times the original cost of such share plus any accumulated and unpaid dividend on such share to the date of payment. If the assets of the corporation or any other proceed is insufficient to pay the holders of shares series A-2, the holders of series A-2 shall share ratably in any distribution.

(d)          A-1 Convertible preferred stock shall be entitled to receive (after payment of the Series A-2) out of the assets of the corporation or other proceeds from the liquidation an amount per share equal to the sum of two (2) times the original cost of such share plus any accumulated and unpaid dividend on such share to the date of payment. If the assets of the corporation or any other proceed is insufficient to pay the holders of shares series A-1, the holders of series A-1 shall share ratably in any distribution.

Immediately after the closing of the February 16, 2006 transaction, the authorized capital of the NewComm is:

1.               50,024.695 shares of preferred convertible stock of which:

•                  12.372 shares, designated as Series A-1 convertible participating preferred stock

•                  12.323 shares, designated as Series A-2 convertible participating preferred stock

•                  25,645.165 shares, designated as Series A-3 convertible participating preferred stock

•                  24,354.835 shares, designated as Series A-4 convertible participating preferred stock

2.               52,044.142 shares of common stock, 2,019.447 of which are issued and outstanding and 50,024.695 reserved for issuance upon the conversion of the Series A Convertible Preferred Stock.

As of December 31, 2005, preferred dividends in arrears amounted to approximately $164,465 or $6,660 on a per share basis, on the 9% cumulative preferred stock.

(2)          Restatement of prior year’s financial statements:

The Partnership’s previously issued financial statements as of and for the years ended December 31, 2004 and 2003 have been restated to correct the accounting for the method used to record the amount of loss incurred on the sale of handsets to customers. Effective January 1, 2003, the Partnership changed its method of accounting for the loss on the sale of handsets to customers, from the recognition of such anticipated future loss at the time of sale, to the establishment of an inventory reserve account for that loss at the end of each accounting period. Management believed that this method was consistent with the stipulations of Accounting Research Bulletin (ARB) No. 43 “Inventory Pricing” as to the requirements of recognizing identifiable future losses on the disposal of inventories as a loss provision in the current period.

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

The effect of this change on the Partnership’s consolidated financial statements as of and for the years ended December 31, 2004 and 2003, is summarized as follows:

	As of December 31, 2004		As of December 31, 2003
	As originally presented	As restated	As originally presented	As restated

Balance Sheets:
Inventory	$1,304,392	$4,341,975	$3,908,736	$8,651,295

Accumulated losses	$(190,923,667)	$(187,886,084)	$(160,794,524)	$(156,051,965

Partners’ deficit	$(118,981,691)	$(115,944,108)	$(87,692,735)	$(82,950,1760)

	As of December 31, 2004				As of December 31, 2003
	As originally presented		As restated		As originally presented	As restated

Statements of Operations:
Cost of handsets and accessories sold		$24,352,074		$26,057,050	$22,523,576		$22,523,576

Loss on write-off of inventories	$	—.	$	—.	$(4,742,559)	$	—.

Net loss (all attributable to general partner)		$(30,129,143)		$(31,834,118)	$(30,360,386)		$(25,617,827)

(3)     Going concern issues and financing arrangements:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company commenced operations in September 1999 and has incurred net losses of approximately $23.7 million in 2005, $31.8 million in 2004, and $25.6 million in 2003. It also has a working capital deficiency and a stockholders’ deficit of $32.5 million, and $56.6 million, respectively, as of December 31, 2005. The Company is likely to continue incurring losses until such time as its subscriber base generates revenue in excess of the Company’s expenses. The Company’s management believes that it has taken actions which should ensure that operating expenses before depreciation and amortization do not exceed revenues generated from operations. However, if earnings from regular operations do not generate sufficient cash flow for the Company to meet its network investment strategies, the Company must finance its capital investments necessities by means other than from its revenues until the time when revenues generated from regular operations generate sufficient cash flow to fund them.

Management believes that cash and cash equivalents on hand, anticipated growth in revenues, capital contributions and the proceeds from the additional indebtedness incurred with D.B. Zwirn (See Note 15(b)) will be adequate to fund its operations, at a minimum, through the end of 2006. However, in the absence of improved operating results and cash flows, the Company may face significant liquidity problems to fund its operations and meet its obligations. Because of the existence of these matters, substantial doubt exists as to the Company’s ability to continue operating as a going concern. The accompanying financial statements do not include any adjustments that might result should the Company face liquidity issues to fund its operations and meet its obligations.

(4)          Summary of significant accounting policies:

The following summarizes the most significant accounting policies followed in the preparation of the accompanying financial statements:

(a)           Principles of consolidation –

The accompanying consolidated financial statements include the accounts of the Partnership and of its subsidiary, NewComm. All significant intercompany accounts and transactions have been eliminated in consolidation. The Partnership has determined that the consolidation principles will be followed even though its interest in NewComm’s common stock is only 39% due to the fact that the Partnership’s Chief Executive Officer is also the Chairman of the Board of NewComm and exercises substantial control over NewComm’s operations as a whole.

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

(h)          Inventories –

The Company maintains inventories of wireless handsets and accessories held for sale to customers. Inventories are recorded at the original purchase price plus fees for excise tax, freight and marine insurance (which approximates replacement cost from suppliers). As inducement to obtain new customers the Company may sell handsets to customers for a price that is less than cost. The loss on such sales are recognized at the time of sale in accordance with practice in the industry.

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

Originally, the Puerto Rico licenses were being amortized over a time period of twenty years. The Company capitalized the interest related to the debt pertaining to the Puerto Rico licenses during the development stage, which amounted to $12,174,000. However, such capitalization was discontinued in September 1999 when the commercial operations started.

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

The Company has elected to test for the FCC license impairment as of December 31st of each year. The Company utilized in previous years a fair value approach, incorporating discounted cash flows, to complete the test. The discounted cash flow model estimates the required resources and eventual returns from the build-out of an operational network and acquisition of customers, starting with only FCC licenses. In this regard, the cash flows are isolated as specifically pertaining to the FCC licenses (present value of free cash flow attributable to the licenses). In 2005 the Company hired an independent appraisal consulting firm to estimate the fair market value of the Company’s existing licenses. Based on data and analysis, the independent appraisal concluded that the combined fair market value of the Company’s licenses would exceed the carrying value on NewComm’s books in an asset sale, as going concern, as of October 1, 2005.

Based on this valuation, the Company considers it has completed its 2005 testing and has determined that there has been no impairment of the value of its licenses.

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

(n)          Accounting for impairment of long-lived assets –

The Company continually evaluates its long-lived assets, based on the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to determine whether current events and circumstances warrant adjustment of the carrying values or amortization periods. The Company measures impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition must be made. If the carrying amount of a long-lived asset is not recoverable from its projected future undiscounted cash flows, an impairment loss is recognized. The impairment loss, if any, is determined as the difference between the carrying amount and fair value of the asset. No impairment loss was recognized during the years ended December 31, 2005, 2004 and 2003.

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

These estimates are based primarily upon actual and historical minutes of use multiplied by the actual/historical Average Revenue Per Minute (ARPM). The Company defers revenue based on an estimate of the portion of minutes expected to be utilized prior to expiration. The Company’s estimate of expected future revenue is primarily based on historical minutes of use, and historical ARPM.

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

(p)           Loyalty points program –

In October 2003, the Company commenced a Loyalty Points Program (the “Program”) for its customers. The Company determined a redemption percentage of 15% to compute the end-of-year estimated liability for awards redemption. This percentage of redemption was re-evaluated during the year and remained the same. The Company charges the cost of operating the program to selling expenses and the estimated cost of award redemption to the cost of products available for redemption.

Effective December 31, 2004, the loyalty points program was eliminated and as a consequence, management has determined that all accumulated points have to be redeemed over a period of 24 months or, otherwise, will be lost.

On December 31, 2005, the estimated percentage for awards redemption was set at 3%. At the same date, the accrued loyalty points reserve was $37,446.

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

(s)           Fair value of financial instruments –

The carrying amount of the Company’s financial instruments (excluding notes payable and the Bridge Loan Facility), cash, accounts receivable, accounts payable and accrued liabilities, are considered reasonable estimates of fair value due to the short period to maturity.

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

The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral for accounts receivable arising during the normal course of doing business. Concentration of credit risk is limited due to the large number of customers comprising the Company’s customer base, but is highly dependent on the strong competition among the companies who provide personal communication services in Puerto Rico. No customer accounted for more than 10% of revenues in the years ended December 31, 2005, 2004 and 2003.

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

(u)          Use of estimates –

In preparing financial statements in conformity with accounting US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates relate to allowance for uncollectible accounts receivable, depreciation, and intangible asset valuation and useful lives. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant. Actual results could differ from those amounts.

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

(5)          Recent accounting pronouncements:

In May 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143) (FIN 47). This Interpretation clarifies that the term conditional asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty may exist about the timing and (or) method of settlement. Accordingly, an entity is required to recognize the fair value of a liability for the conditional asset retirement obligation when incurred and the uncertainty about the timing and (or method) of settlement should be factored into the measurement of the liability when sufficient information exists. This Interpretation is effective no later than December 31, 2005. Retrospective application of interim financial information is permitted but is not required. Additionally, companies shall recognize the cumulative effect of initially applying this Interpretation as a change in accounting principle. The Company adopted this new pronouncement effective December 31, 2005. The impact of the Company’s financial statements as a result of adopting this new statement is not material.

(6)          Allowance for doubtful accounts:

(a)  Accounts receivable customers - allowance for doubtful accounts -

The activity in the accounts receivable customers’ allowance for doubtful accounts during the years ended December 31, was as follows:

	2005	2004	2003
Beginning balance	$9,429,779	$15,032,114	$18,627,970

Provision for doubtful accounts	11,754,279	14,485,467	8,540,283

Accounts receivable written off, net	(13,462,996)	(20,087,802)	(12,136,139)

Ending balance	$7,721,062	$9,429,779	$15,032,114

(b)  Accounts receivable other –

Accounts receivable, other represent mainly balances due from other communication providers with which the Company has interconnection agreements and to balances due from external dealers for either cellular units sold or deposits received from customers. At year-end, the Company established an allowance for doubtful accounts for accounts receivable, others amounting to $568,503, $276,641 and $366,958 in 2005, 2004 and 2003, respectively, that was included as part of the provision for doubtful accounts in the accompanying statements of operations.

(7)          Inventories:

Inventories at December 31, consist of:

	2005	2004	2003
Handsets	$2,929,095	$4,341,975	$8,386,968
Accessories and other	24,612	—	264,327
Total inventories	$2,953,707	$4,341,975	$8,651,295

(8)          Investments in securities:

As of December 31, 2003, the Company had invested in mutual funds with a cost of $7,376,116. The fair value of such funds as of December 31, 2003 amounted to $7,338,288; therefore, the Company recognized a comprehensive loss resulting from the unrealized holding loss on investments of $37,827. The investments were redeemed during 2004.

(9)         Investment in subsidiary:

During the year ended December 31, 2002, the Partnership acquired a 49% interest in Internet Surfing Stores of Puerto Rico, Inc. (ISS), a company which is engaged in the development of internet surfing galleries, targeted to the segment of population that does not own computers. Total amount invested during the years ended December 31, 2004, 2003 and 2002 amounted to $130,667, $261,334 and $392,000, respectively. The Partnership’s investment in this company is accounted for on the equity method of accounting. Equity in losses for the years ended December 31, 2005, 2004 and 2003 amounted to $30,000, $115,382, and $140,608, respectively.

During the year ended December 31, 2005 and 2004, the Partnership wrote-down $217,959 and $165,306, respectively of its investment in eMilios due to unfavorable market conditions and uncertainty regarding future profitability in the stores located in San Juan and Mayagüez, which resulted in the closing of such stores. The write-off during December 31, 2005 constitutes the entire interest in the investment.

The unaudited financial position and results of operations of the Partnership’s equity investment are summarized below:

Condensed balance sheets information (as of December 31, 2005, 2004 and 2003):

	2005	2004	2003
Current assets	$34,907	$36,832	$14,367

Non-current assets	246,664	312,475	480,087

Total assets	$281,571	$349,307	$494,454

Liabilities	$42,997	$63,153	$9,679

Equity	238,574	286,154	484,775

Total liabilities and equity	$281,571	$349,307	$494,454

Condensed statements of operations information (for the years ended December 31, 2005, 2004 and 2003):

	2005	2004	2003
Net revenues	$187,546	$221,729	$170,757

Net loss	$(3,331)	$(235,473)	$(286,955)

(10)               Investment in PCS licenses:

PCS licenses at December 31, consist of:

	2005	2004	2003

PCS licenses in use (Puerto Rico)	$52,696,295	$52,696,295	$52,696,295
Accumulated amortization	(5,945,846)	(5,945,846)	(5,945,846)

Net	46,750,449	46,750,449	46,750,449
PCS licenses not in use (California)	—	—	10,767,525

Total	$46,750,449	$46,750,449	$57,517,974

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

(11)              Property and equipment:

Property and equipment at December 31, consist of:

	Estimated
	Useful Lives
	(In Years)	2005	2004	2003

Network infrastructure equipment	10	$126,577,191	$120,874,321	$119,201,947
Leasehold improvements	5	5,564,175	5,651,228	5,126,022
Furniture and fixtures	5	24,499	24,499	24,499
Computer and office equipment	5	17,248,735	16,435,869	18,373,984
Vehicles	5	346,488	375,499	665,682
Network infrastructure equipment located in California, not yet placed in service		—	—	—
California equipment	10	—	—	185,967

Total		149,761,088	143,361,416	143,578,101

Less: accumulated depreciation and amortization		(83,142,698)	(66,290,076)	(52,908,766)

Total		66,618,390	77,071,340	90,669,335

Network under construction		2,057,869	3,475,433	84,087

Property and equipment, net		$68,676,259	$80,546,773	$90,753,422

It is the company’s policy to periodically review the estimated useful life of its fixed assets. This review during 2005 indicated that actual lives for certain assets categories were shorter than the useful lives used for depreciation purposes on the Company’s financial statements. As a result, the Company revised the estimated useful lives of certain categories, of property, principally SMS and Prepaid platforms retroactive to January 1, 2005. The effect of this change in estimate was to increase 2005 depreciation expense by $739,814 and reduce net income by $739,814.

(12)               Sale and leaseback:

During the year ended December 31, 2004, the Company sold 12 towers to Mountain Union and leased back certain tower space, at a fixed monthly fee. Following the provisions of SFAS No. 13 and 98, the Company accounted for this transaction as a “sales and leaseback”. In addition, during the year ended December 31, 2005 the Company sold 3 network towers to the same third party with the same terms and conditions. Accordingly, the leased interest in the towers was capitalized as a leasehold right for a total amount in 2005 of $536,694 and in 2004 of $3,359,566, which represents the present value of the lease payments the Company will have to make throughout the term of the agreements, at an imputed interest rate of 12%. The income generated from the sale, which amounted to $398,963 in 2005 and $2,015,498 in 2004 was deferred and will be amortized over a 10-year period, which is the term of the lease. Deferred income recognized during the year ended December 31, 2005 amounted to $238,120 and $27,397 for the year ended December 31, 2004. The leasehold amortization amounted to $380,681 for the year ended December 31, 2005 and $445,422 for the year ended December 31, 2004. See related Note (19)(a)(ii).

(13)               Accounts payable and accrued liabilities:

Accounts payable and accrued liabilities at December 31, consist of:

	2005	2004	2003
Trade	$14,282,739	$19,431,945	$16,456,872
Network construction costs	107,500	2,370,676	59,339
Other accounts payable and accrued liabilities	4,572,742	6,036,366	7,115,666

Total	$18,962,981	$27,838,987	$23,631,877

(14)               Notes payable to Telefónica Móviles, S.A.:

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

The agreement provided for the principal amount to bear interest at a floating rate of one percent (1.00%) per annum over the 90 day LIBOR rate. Accrued interest would be payable in arrears every six months. Principal and interest on these notes, which are unsecured, shall be payable in full within six months from the date of issuance; however, such maturity date can be automatically extended for periods of six months, thereafter.

Under the settlement agreement dated April 21, 2005, these notes payable amounting to $11,396,338 were paid in full through the issuance of a convertible promissory note subsequently converted to capital.

(15)               Long-term notes payable:

(a)          Bridge loan facility

During November 2000, NewComm entered into a $60 million bridge loan agreement (the “Bridge Loan Facility”) with ABN-AMRO and BBVA (the “Bank”) with interest at 1.5% over 90-day LIBOR, which expired on March 15, 2001. The parties have amended, modified or supplemented the mentioned facility for the purpose of extending its maturity and modifying its pricing. The Bridge Loan Facility is guaranteed by TISA and since 2002 ABN-AMRO remained as its sole arranger. During 2003, the Company received an additional $1 million advance under the terms of this facility. On December 18, 2003, the applicable interest margin was reduced to LIBOR plus 0.40%, for the period commencing January 2004. On April 21, 2005 ABN AMRO extended the maturity date to April 30, 2008. The Company has itself an option to extend for two additional years the maturity date of this loan, up to April 30, 2010.

(b)          Lucent Technologies / D.B Zwirn

During June 2003, NewComm and Lucent entered into a Senior Credit Agreement which refinanced the existing promissory note balance due under the CDMA network construction payable. The interest rate was set at 8% per annum and the maturity date was extended to September 2009. The note payable is guaranteed by a security agreement covering most of the Company’s assets, as defined.

On July 1, 2005, Lucent assigned and transferred to D.B. Zwirn Special Opportunities Fund, LTD (“D.B Zwirn”) 100% of Lucent’s rights and obligations under the original credit agreement. On July 14, the Company signed a Forbearance Agreement with D.B Zwirn. On August 25, 2005 NewComm and D.B. Zwirn entered into a Senior Credit Agreement with an outstanding principal balance on the closing date due on the note of $54,480,486 including some accrued and unpaid interest and $4,000,000 in additional principal made available at the time of closing. The facility bears interest at a rate per annum equal to LIBOR + 700 basis points. Additionally, the facility will accrue pay-in-kind (PIK) interest on the aggregate principal amount, payable upon maturity, acceleration or repayment. The PIK interest is based on a grid that ranges from 2% to 4%, depending on quarterly EBITDA results. The maturity date on the facility was January 31, 2006.

The Senior Credit Agreement with D.B. Zwirn included various affirmative, negative and financial covenants. As of December 31, 2005, the Company was in compliance with all the requirements under such covenants except the failure to comply with the cumulative end of- period subscribers under section 6.04 of the credit agreement. D.B Zwirn accepted to forbear the exercise of remedies to cure the non-compliance under the mentioned covenant.

On February 16, 2006, NewComm and D.B. Zwirn amended and restated the Senior Credit Agreement. The new outstanding principal balance is $60,539,828 including some accrued and unpaid interest and $5,000,000 in additional principal made available at the time of closing. The new maturity date is March 31, 2007.

(c)          Note payable to Alcatel and Promissory Agreement

Alcatel USA International Marketing, Inc. (“Alcatel”) was contracted to build part of the CDMA network. On December 18, 2001, NewComm and Alcatel entered into a Promissory Agreement and Note totaling $14,361,732. This Promissory Agreement and Note was successively amended to provide for the orderly repayment of the new outstanding principal and accrued interest on the Note, extending its maturity to December 20, 2005 and decreasing the interest rate to 6.5%. During 2004, the Company repaid $2,075,000 million of principal and $234,439 of accrued interest owed.

On December 31, 2005, the Company had $286,028 outstanding balance with Alcatel and expects to pay it in full during the first quarter of 2006.

(d)          FCC notes – SLA ABN AMRO Facility

Originally the Company had approximately $51,340,000 in long-term debt related to the PCS licenses granted to the Company by the FCC which debt consisted of notes payable bearing interest at 6.5% and guaranteed by the PCS licenses obtained. In accordance with industry practice, the Company recorded the PCS licenses and the related debt at their net present value, based on the Company’s estimate of borrowing costs for debt similar to that issued by the FCC. The discount rate used by the Company was 12.82%. These notes are payable to the FCC as follows:

•                  Quarterly interest payments of $834,268 through April 2003.

•                  Quarterly principal and interest payments of $3,669,768 from April 2003 through January 2007. (These quarterly payments have been made from funds loaned by TEM and ClearComm).

During the year ended December 31, 2004, the Company paid the amount of $11,009,302 including interest and principal. The payment due in October 2004 was not made and was accumulated with its related interest and penalty charge of approximately $122,000. The payment scheduled for  January 2005 was not made.

On April 21, 2005, the Company and ABN Amro Bank N.V entered into a $40,000,000 Subordinated Loan Facility Agreement, unsecured and guaranteed by Telefonica Móviles S.A. The facility will provide financing to completely repay the remaining obligations within the FCC in connection with the Company’s acquisition of the FCC license. The interest rate set on this facility is LIBOR + 70 basis points and the maturity date was set at April 30, 2010. As of December 31, 2005, the Company drew from this facility the amount of $19,082,791 in principal and $467,445 in interest.

As of December 31, 2005, future principal installments (after renegotiated terms) on these notes payables were as follows:

Year ending
December 31,	ABN BL	ABN SLA	D B Zwirn	FCC	Alcatel	Total

2006	$—	$—	$54,480,486	$13,876,090	$286,029	$68,642,605
2007	—	—	—	3,611,088	—	3,611,088
2008	61,000,000	—	—	—	—	61,000,000
2009	—	—	—	—	—	—
2010	—	19,082,791	—	—	—	19,082,791

Total	61,000,000	19,082,791	54,480,486	17,487,178	286,029	152,336,484

Less Current Portion	—	—	—	(13,876,090)	(286,029)	(14,162,119)

Long Term Portion	$61,000,000	$19,082,791	$54,480,486	$3,611,088	$—	$138,174,365

(16)              Related party transactions:

(a)             NewComm entered in 1999 into a management agreement with TLD (transferred to TEM with retroactive effect in January 1, 2002) whereby TLD/TEM have agreed to combine its experience, know-how, synergies and resources in the development, preparation and implementation of NewComm’s business policies and organization in all major areas of operations. This management agreement required the Company to pay an annual fee (payable quarterly in arrears) based on the highest of 9% of Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) as of the end of the previous year or $750,000. The Management agreement was terminated by the Board of Directors of NewComm as of  October 28, 2004. As a consequence of this, no amounts were accrued in 2005 for this item.

(b)             Also, NewComm entered into a services agreement with TLD, whereby TLD agreed to provide support to the Company in the areas of legal consultation, management information systems and general services. This services agreement was on a year-to-year basis and required annual payment to TLD of approximately $200,000. During 2004, the service agreement was amended to eliminate the legal consultation services provided by TLD to the Company. During 2005, the Company discontinued all provisions for services provided by TLD under this agreement. As a consequence of this, no amounts were accrued in 2005 for this item.

(c)             In addition, NewComm entered in 1999 into technology transfer agreement with TISA (transferred to TEM with retroactive effect in January 31, 2000) whereby TISA/TEM granted the Company the right to use, during the term of this agreement, all patents, trademarks, processes, planning resources, designs and, in general, all other intellectual property belonging to TISA/TEM (collectively, the “Technology”), which is deemed necessary for the efficient operation and development of the business of the Company. In consideration for the right to use the Technology, the Company had to pay an annual fee (payable quarterly in arrears) equal to one percent (1%) of the Company’s gross revenues as of the end of the previous year. The Technology Transfer Agreement was terminated by the Board of Directors of NewComm effectively October 28, 2004. As a consequence of this, no amounts were accrued in 2005 for this item.

(d)             Atento de Puerto Rico, Inc., a Telefonica S.A related entity, provided the Company call center, collection and retention services based on arranged rates up to the month of February 2005. Please refer to note (19)(b) for note on cancellation of agreement and related legal proceeding. The Company accrued $280,257 in 2005 for this item.

Total amounts charged by Telefonica S.A related entities during the year ended December 31, 2005 and 2004 for the above agreements and other charges amounted to approximately $2,900,000 and  $2,515,899, respectively.

(e)          The Partnership agreement, as amended, provides for payment of a management fee to its General Partner (SuperTel), equal to the reasonable costs of operating the business of the Partnership, plus 10% of such aggregate amount, which fee shall be payable monthly, on the first day of each month during the year. Expenses reimbursed include, but are not limited to, compensation costs, and expenses incurred by officers, directors, and employees in the performance of their duties. In connection with this agreement, the General Partner billed the partnership approximately $500,408, $288,000, and $282,280 during the years ended December 31, 2005, 2004 and 2003, respectively, in connection with these services. As of December 31, 2005, 2004 and 2003, the Partnership owes its General Partner approximately $223,163, $185,000, and $155,000, respectively related to management fees.

(f)            The note receivable from officer represents a loan made to the Partnership’s President. This loan in unsecured, bears interest at 6% and is due on August 30, 2005. Interest receivable related to this note receivable amounted to $20,000, $14,000 and $8,000 at December 31, 2004, 2003 and 2002, respectively. The loan and its corresponding accrued interest ($120,000) was written off as of December 31, 2005 and was charged to professional services with the consent of the Partnership’s board of directors.

(g)         The Partnership has incurred legal and consulting expenses paid to members of the Board of Directors and shareholders of the General Partner amounting to approximately $302,743, $536,213, and $469,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

Total amounts charged by related parties during the years ended December 31, 2005, 2004 and 2003 for the above agreements and other charges amounted to $3,983,408, $5,466,626, and $4,090,826, respectively.

Accounts payable to related parties as of December 31, consist of:

	2005	2004	2003
TLD	$12,817,806	$12,128,124	$9,608,940
TEM	79,176	6,762,781	4,675,006
Atento de Puerto Rico, Inc.	934,812	654,554	567,802
Telefönica Móviles y Soluciones y Aplicaciones, S.A.	448,825	1,240,520	1,740,709

	$14,280,617	$20,785,979	$16,592,457

(18)               Defined contribution plan:

In October 1999, NewComm established a defined contribution retirement plan (1165e Plan) covering all employees who have at least three months of service and are at least 21 years old. Participants may contribute from one to ten percent of their compensation, as defined, up to a maximum of $8,000. NewComm contributes 66% of the aggregate participant contributions up to a maximum of six percent of the participant’s compensation. Contributions for the years ended December 31, 2005, 2004 and 2003 amounted to $209,721, $195,345, and $219,621, respectively.

(19)               Commitments and contingencies:

(a)          Commitments –

(i)             The Company is committed under various operating lease agreements for its office space as well as various sites for communication equipment and stores under different terms and conditions. Minimum annual rental commitments at December 31, 2005 are as follows:

Year ending
December 31,	Amount

2006	$8,696,145
2007	8,472,399
2008	7,973,682
2009	6,798,601
2010	6,857,006

Total	$38,707,833

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $7,622,000, $6,922,312, and $6,755,926, respectively.

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

(iii) During 2005 and 2004, NewComm has entered into two lease agreements with Mountain Union for the lease of certain space on 15 towers located in Puerto Rico. By means of the agreement, NewComm was granted a license to install, maintain and operate its wireless communications equipment and accessories on the towers. Each agreement is for a ten-year period. Also, during 2005 the company has entered into various computer and software capital loan agreements.

Future installments of principal and imputed interest to be paid during the next five years and thereafter are as follows:

Year Ending
December 31,	Amount

2006	$895,395
2007	838,509
2008	722,100
2009	670,800
2010	670,800
Thereafter	2,612,700

Total future installments of principal and imputed interest	6,410,304
Less imputed interest	(2,341,756)

Present value of future principal installments	4,068,548
Less - current portion	(447,700)

Long-term portion	$3,620,848

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

As of December 31, 2005, 2004 and 2003, the Company had an outstanding balance of $224,203, $1,240,519, and $1,740,709, respectively, related to these agreements, included as accounts payable and accrued liabilities in the accompanying balance sheets. Total expense pursuant to these agreements for the years ended December 31, 2005, 2004 and 2003 was $820,561, $1,509,283, and $1,723,820, respectively.

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

(vii)

The Company entered into an Interconnection and Traffic Interexchange Agreement for Telecommunications Services with Centennial Wireless PCS Operations Corporation (“Centennial”). The agreement, which is renewed on a yearly basis, provides for the parties to physically connect their switches and interchange traffic to allow subscribers of Centennial to communicate with subscribers of NewComm and vice versa in their respective service areas. The agreement establishes a bill and keep methodology in which both parties will not invoice each other unless one party in a period longer than 3 months, exceeds by 20% the interconnection services provided by the other party.

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

(ix)

During the year ended December 31, 2003, the Company entered into a service agreement with Telecommunication Systems, Inc. (TCS), whereby TCS agreed to provide software maintenance services in the areas of “assistance request management” (ARM) and product updates and upgrades. Services include: call receipt and routing, service restoration, problem resolution of reported conditions, on-site assistance, software updates and upgrades, hardware maintenance and hardware upgrades. This service agreement is on a year-to year basis for a fixed annual fee of $299,450. As of December 31, 2005 this commitment is no longer in place.

(x)

During the year ended December 31, 2004, the Company entered into a service agreement with Telecommunication Systems, Inc. (TCS), whereby TCS agreed to provide hosted services to NewComm in order to run the E-911 system. This system allows 911 Emergency Services to specifically pinpoint the origination point of emergency calls that are made to 911 from cellular telephones. The service agreement covers a 3 year period, and is billed monthly at $160 per active cell site, or approximately $25,000-$30,000 on a monthly basis.

(xi)

The Company entered into an agreement with Lucent Technologies for the operation and maintenance of the CDMA Network. The agreement was signed on March 1, 2004, valid for two years and shall be automatically renewed by mutual agreement of the parties. This service agreement is for a fixed monthly fee of $125,750. The contract will expire as of February 28, 2006. The Company expects to extend the contract under renegotiated terms.

(xii)

In addition, the Company maintains other agreements with various service providers for periods ranging from one to five years. Services covered by these agreements include electronic checks, wireless local number portability, short message, invoice processing, customer credit information and accounts receivable collections.

(b)	Legal contingencies –

The Company has entered into a formal arbitration process with TLD, a Telefonica S.A subsidiary, to resolve a claim of $13,356,098. The claim is for services rendered prior to the termination of the management agreement with Telefónica Group. The process is in an advance stage and is expected to come to its conclusion during the month of May 2006.

The Company is a defendant in a lawsuit brought by Atento de Puerto Rico, Inc. (Atento) alleging breach of contract, damages, and collection of amounts for services rendered. Atento is another wholly-owned subsidiary of Telefónica, S.A. that had a contract to provide call center services to NewComm. The plaintiff is seeking $665,540 ($934,812 of this amount was owed and accrued by NewComm as of December 31, 2005) for services already rendered to the Company and $1,760,000 for breach of contract. At this time an outcome cannot be predicted.

The Company is also the defendant in several legal cases related to former employees, arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position and results of operations.

(20)              Partners’ capital:

At December 31, 2005, 2004 and 2003, the limited partners’ capital consisted of 2,768.2, 2.765.2, and 2,906.1, units, respectively, distributed among approximately 1,600 limited partners.

The Partnership Agreement provides that the Partnership may sell additional limited partnership interest after the initial offering to raise additional equity. Cash flow received from normal operations of the Partnership which the General Partner, in its sole discretion, determines to distribute to the investors of the Partnership, will be distributed 75% to the limited partners and 25% to the General Partner. For federal income taxes purposes, the operating losses of the Partnership will be allocated first to the partners as necessary to offset any profits previously allocated to them until each partner has cumulative losses equal to cumulative profits previously allocated to each partner, and second, 75% to the limited partners in accordance with the number of units held by each limited partner and 25% to the General Partner. However, any losses that would have the effect of causing or increasing a partners’ capital account deficit will be allocated first, pro rata to the other partners in accordance with their respective share of partnership distributions, and second, when such allocations can be made without increasing a partner’s capital account deficit, to the General Partner.

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

For Puerto Rico tax purposes the Partnership has net operating loss carryforwards totaling approximately $9.2 million, available to reduce future taxable income. The loss carryforwards expire in fiscal years 2006 through 2011.

NewComm has net operating loss carryforwards totaling approximately $201 million available to reduce future taxable income. The loss carryforwards expire in fiscal years 2006 through 2012.

At December 31, 2005, the deferred tax asset resulting from future income tax benefits of the available operating losses was approximately $50 million, at the lower tax bracket. A valuation allowance for the same amount has been established due to the uncertainty as to the realization of the tax benefit of such operating losses.

(22)              Supplementary cash flow information:

During the years ended December 31, 2005, 2004 and 2003, the Company had the following non-cash investing and financing activities:

•                  Interest for the period from January 1, 2003 through June 4, 2003, amounting to $2,040,572, was capitalized into the Lucent Technologies long-term debt.

•                  Interest for the years ended December 31, 2004 and 2003 amounting to $897,421 and $1,036,383 were capitalized into the TEM long-term debt.

•                  During the year ended December 31, 2004, the Company entered into a sale-leaseback transaction where towers with a book value of $579,478 were sold for $2,594,975, resulting in a gain of $2,015,498. During the year ended December 31, 2005, the Company entered into a sales-leaseback agreement with identical conditions in which towers with a book value of $90,943 were sold for $489,906, resulting in a gain of $398,963. These gains were deferred and are being recognized over a 10-year period. The total deferred revenue recognized regarding these transactions was $27,397 during the year ended December 31, 2004 and $238,120 during the year ended December 31, 2005. The lease interest in the towers sold during 2004 was capitalized as a leasehold right for a total amount of $3,359,566; the lease interest in the towers sold during 2005 was capitalized as a leasehold right for a total amount of $536,694. Total amortization of the leasehold rights was $45,422 during 2004 and $380,681 during 2005.

•                  As part of the Settlement Agreement and Mutual Release mentioned previously in Note 1, TEM forgave an account receivable from NewComm of $1,859,068, corresponding to all amounts outstanding with TMmas (a TEM affiliate) under the SCL software agreements. NewComm carried this amount in its balance sheet as $1,240,519 payable to TMmas, the difference of $618K being amounts disputed by NewComm as not payable.

•                  ABN AMRO provided a new line of credit to NewComm specifically to cover the continued debt service to the FCC for the PCS license. The total line of credit is for $40 million, of which $19,082,791 was paid during the year ended December 31, 2005 by ABN AMRO directly to the FCC on behalf of NewComm Wireless Services. The $19 million was used to pay regular debt service for the PCS licenses in the amount of $16.1 million in principal repayment and $2.9 million in interest payments.

•                  During the year ended December 31, 2005, the Company’s debt with Lucent Technologies was assigned to D.B. Zwirn Special Opportunities Fund, LTD. As part of this agreement, principal and interest due to Lucent Technologies in the amount of $54,480,486 was transferred directly to D.B. Zwirn.

•                  During the year ended December 31, 2005, a total of $207,300 of legal fees that had been capitalized, and were contingently payable on closure of a permanent financing arrangement for NewComm’s debt, were written off as the permanent financing arrangement was never executed.

•                  During the year ended December 31, 2005, the Company reached a conclusion of an analysis executed with Centennial Lambda, regarding the Interconnection Bill and Keep Agreement. As per the agreement if the balance of traffic from one carrier to the other did not exceed by 20% the traffic in the other direction, the billed amounts would not be subject to collection. As of the year end 2004 NewComm had pending, since inception an accrued payable of $397,950 to Centennial Lamdda, which as per the conclusion of the analysis was determined to be not payable. This amount was written off against other gains and losses during the year ended December 31, 2005.

•                  During the year ended December 31, 2004, the Partnership sold its California licenses, with a cost of $10,767,525, and its related network infrastructure, with a book value of $162,721, for $10,934,414. This transaction resulted in a gain of $4,168.

•                  During the year ended December 31, 2005 and 2004, the Partnership wrote down $217,959 and $165,306, respectively of its investment in one of its subsidiaries.

•                  During the year ended December 31, 2004 the Partnership redeemed investment securities with a cost of $7,376,116. This transaction resulted in a realized loss of $56,518.

•                  During the year ended December 31, 2005, the Partnership reissued 3 treasury units among its limited partners at its original invested value for $75,000.

•                  The loan receivable and interest receivable from officer was written off against salaries paid for a total amount of $120,000.

•                  Accrued interest payable in the amount of $452,900 related to the Partnership’s share of interest in the original bridge loan secured by TMAS was eliminated as a result of the settlement agreement.

•                  During the year ended December 31, 2005, the Company internalized certain information systems functions as well as modernized some of its computer equipment and entered into capital leases to finance the payment of the same. The total amount of the capital leases registered in PPE with a corresponding capital lease payable was $51,785.

(23)              Dilution gain and Settlement Agreement and Mutual Release:

During the year ended December 31, 2005, NewComm and its shareholders entered into a Settlement Agreement and Mutual Release in which outstanding interest and notes payable to related parties were either forgiven or converted to Additional Paid-in Capital. The following is a list of specific amounts converted to equity:

$2,239,492	TEM Management Fee Note Payable
$4,392,978	TEM Technology Transfer Note Payable plus Capitalized Interest
$11,396,338	TEM Note Payable and accrued interest related to loans made to NewComm used to cover FCC Debt
$62,487,124	TEM Notes and Interest Payable

$80,515,932

The amount presented as dilution gain in the accompanying statements of changes in Partners’ deficit represents the effect of the capitalization of various amounts as part of the above mentioned settlement agreement for $80,515,932 and $2,450,000 raised capital as described in Note 1 above, for a total dilution gain of $82,965,944 in 2005 and investments made by an outside minority interest investor during the year 2002 ($10 million). The equity gain is the effect of the reduction of the Partnership’s participation in the stockholders’ deficit of NewComm, allocated to the limited partners and the General Partner, based on their percentage of participation, 75% and 25%, respectively.

The Partnership has decided not to record any minority interest in light of the absence of any guaranty or other contractual obligation to reimburse their share of operating losses in excess of their investment by the minority investors in NewComm.

(24)              Quarterly financial information for 2005, 2004 and 2003:

Certain unaudited quarterly financial information for the years 2005, 2004 and 2003 follows:

	2005
	March	June	September	December

Revenues	$22,615,980	$23,856,592	$22,452,674	$18,999,015

Operating income (loss)	$(2,816,157)	$(1,476,939)	$(2,756,140)	$260,098

Net loss	$(5,535,069)	$(4,315,344)	$(5,767,546)	$(8,122,097)

Net income (loss) attributable to General Partner	$(5,535,069)	$(4,315,344)	$(5,767,546)	$(8,122,097)

Net income (loss) attributable to Limited Partner	$—	$—	$—	$—

	2004 (Restated)
	March	June	September	December

Revenues	$28,314,821	$27,134,342	$25,131,484	$24,421,289

Operating income (loss)	$2,053,411	$775,001	$(112,649)	$(7,063,136)

Net loss	$(4,539,179)	$(6,175,586)	$(7,023,282)	$(14,096,072)

Net income (loss) attributable to General Partner	$(4,539,179)	$(6,175,586)	$(7,023,282)	$(14,096,072)
Net income (loss) attributable to Limited Partner	$—	$—	$—	$—

	2003 (Restated)
	March	June	September	December

Revenues	$26,294,881	$27,796,305	$26,719,677	$28,083,249

Operating income (loss)	$8,248,140	$1,853,054	$6,079,663	$(3,130,903)

Net income (loss)	$(8,478,010)	$7,969,917	$(6,370,950)	$(19,038,784)

Net income (loss) attributable to General Partner	$(8,478,010)	$1,992,479	$(2,682,170)	$(19,038,784)

Net income (loss) attributable to Limited Partner	$—	$5,977,438	$(3,688,780)	$—

As discussed in Note 2 to the accompanying consolidated financial statements, the Partnership has restated its consolidated financial statements as of and for the years ended December 31, 2004 and 2003. The quarterly restated and unaudited consolidated financial information for the years ended December 31, 2004 and 2003 was adjusted accordingly.

Report of Independent Public Accountants

To the Board of Directors of

SuperTel Communications Corp.:

We have audited the accompanying balance sheets of SuperTel Communications Corp. (“SuperTel”) as of December 31, 2005, 2004 and 2003, and the related statements of income and accumulated earnings (deficit), and cash flows for the years then ended. These financial statements are the responsibility of SuperTel’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SuperTel Communications Corp. as of December 31, 2005, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kevane Soto Pasarell Grant Thornton LLP

San Juan, Puerto Rico,
February 27, 2006.

SuperTel Communications Corp.

Balance Sheets—December 31, 2005, 2004, 2003

	2005	2004	2003
CURRENT ASSETS
Cash	$114,842	$83,905	$2,188
Accounts receivable from affiliated entity	223,163	178,756	154,934

Total currents assets	338,005	262,661	157,122

Investment in partnership at equity, net	—	—	—

Total assets	$338,005	$262,661	$157,122

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
Accounts payable	$132,150	$94,650	$6,000
Income tax payable	6,962	3,743	6,415

Total current liabilities	139,112	98,393	12,415

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 1,000 shares authorized non voting, none issued	—	—	—
Common stock, no par value, $1 stated value, 84,100 shares authorized, 1,000 shares issued and outstanding	1,000	1,000	1,000
Common stock Class A-1, no par value, restricted, non-voting shares 15,900 authrized, none issued
Additional paid-in capital	148,746	148,746	148,746
Retained earnings (accumulated deficit)	49,147	14,522	(5,039)

Total stockholders’ equity	198,893	164,268	144,707

Total liabilities and stockholders’ equity	$338,005	$262,661	$157,122

The accompanying notes are an integral part of these balance sheets.

SuperTel Communications Corp.

Statements of Income and Retained Earnings (Accumulated Deficit)
For the Years Ended December 31, 2005, 2004, 2003

	2005	2004	2003
REVENUES
Management fees	$507,843	$287,499	$282,280

EXPENSES
Directors’ fees	412,500	250,000	250,000
Other general and administrative expenses	49,175	14,610	6,618

Total expenses	461,675	264,610	256,618

INCOME BEFORE PROVISION FOR INCOME TAX	46,168	22,889	25,662

Provision por income tax	11,543	3,328	6,415

NET INCOME	34,625	19,561	19,247

RETAINED EARNINGS (ACCUMULATED DEFICIT), beginning of the year	14,522	(5,039)	(24,286)

RETAINED EARNINGS (ACCUMULATED DEFICIT), end of year	$49,147	$14,522	$(5,039)

The accompanying notes are an integral part of these statements.

SuperTel Communications Corp.

Statements of Cash Flows
For the Years Ended December 31, 2005, 2004, 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,625	$19,561	$19,247

Adjustments to reconsile net income to net cash provided by (used in) operating activities - increase in accounts receivable from afiliated entities	(44,407)	(23,822)	(18,780)
Increase (decrease) in accounts payable	37,500	88,650	(63,900)
(Decrease) increase in income tax payable	3,219	(2,672)	1,768

Total adjustments	(3,688)	62,156	(80,912)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES AND INCREASE (DECREASE) IN CASH	30,937	81,717	(61,665)

CASH, beginning of year	83,905	2,188	63,853

CASH, end of year	$114,842	$83,905	$2,188

The accompanying notes are an integral part of these statements.

SuperTel Communications Corp.

Notes to Financial Statements

December 31, 2005, 2004, 2003

(1)            Reporting entity:

SuperTel Communications Corp. (the Company) was organized on June 7, 1996, under the laws of the Commonwealth of Puerto Rico. The Company was created to serve as general partner (the General Partner) of ClearComm, L.P. (the Partnership). The Company is entitled to 25% of all distributions made by the Partnership.

Most of the Company’s transactions are related to the administration of the Partnership, a limited partnership organized on January 24, 1995, under the laws of the State of Delaware, for which the Company has served as General Partner since June 18, 1996. During 2005, the Partnership successfully extended its termination date to December 31, 2010. On January 22, 1997, the Partnership was granted the PCS Block C licenses for Puerto Rico and certain western states of the United States. On February 4, 1999, the Partnership entered into an agreement with Telefonica Larga Distancia de Puerto Rico, Inc. (TLD); several of the relevant provisions of this agreement are the following:

•                  The Partnership transferred all of its Puerto Rico licenses including its related debt with the FCC (the Partnership’s contribution) to NewComm Wireless Services, Inc. (NewComm or the Company), a newly organized Puerto Rico corporation owned by the Partnership, in exchange for all of NewComm’s issued and outstanding common stock. Subsequently, the Partnership sold part of its investment in NewComm, and as of December 31, 2005 and 2004, the Partnership owned 39.27% and 76.89% of NewComm’s issued and outstanding common stock, respectively.

•                  TLD lent approximately $20 million to NewComm by means of a secured convertible promissory note payable (the Promissory Note). Payment of the Promissory Note is collateralized through this provision of a separate agreement pursuant to which a security interest was imposed upon NewComm’s assets and a pledge and guaranty agreement issued by the Partnership. TEM’s loan was made pursuant to a secured convertible promissory note (the “Note”) which was convertible into 49.9% of NewComm’s equity. The Note was converted to equity by a successor and affiliate of TEM, Telefónica Móviles Puerto Rico, Inc. (“TEM Puerto Rico”), on April 21, 2005 pursuant to the Settlement Agreement described below:

On April 21, 2005, the Company and its shareholders entered into a Settlement Agreement and Mutual Release with TEM in which all the parties resolved all outstanding disputes. The parties agreed to the following:

•                  A mutual waiver and release between all parties.

•                  Payment of $4,392,978 in full satisfaction of the technology transfer fee due to TEM under the technology transfer agreement through issuance of a convertible promissory note (subsequently converted to capital).

•                  Payment of $2,239,492 in full satisfaction of the management fee due to TEM under the management agreement through issuance of a convertible promissory note (subsequently converted to capital).

•                  Payment to ClearComm and TEM of $11,447,758.28 and $11,396,338 respectively in full satisfaction of the loans granted for purposes of meeting the matured portion of the FCC debt through issuance of a convertible promissory note (subsequently converted to capital).

•                  In addition, $62.4 million in other notes and interest payable to TEM were converted to capital, for a total capital conversion of $80.5 million. Upon conversion of all convertible promissory notes, TEM Puerto Rico Inc. received an aggregate amount of shares of the Company equal to 49.9% and the other stockholders hold an aggregate amount of shares of the Company equal to 50.1%.

•                  Forgiveness by TEM of $1,859,068 corresponding to all amounts outstanding with TMmas (a TEM affiliate) under the SCL agreements.

•                  Agreement on premium to be paid by TEM/TEM Puerto Rico Inc. to the other shareholders upon a potential liquidation or a change in control. TEM and/or TEM Puerto Rico Inc. shall pay a premium from the liquidation/sale proceeds that in any event will not exceed 16.6% of the equity valuation.

•                  In the event that as of September 30, 2006, NewComm’s net income, as determined in accordance with U.S. generally accepted accounting principles and measured on the basis of EBITDA for the twelve-month period then ended, is less than $10,970,000, TEM may require that the Partnership, and NewComm’s shareholders, together with TEM Puerto Rico, sell their respective interest in NewComm to a third party.

•                  Amend the Stock Purchase Agreement in order to extend by 3 ½ years, to approximately October 2008, TEM Puerto Rico’s option to buy a majority interest in NewComm and to clarify the procedures that would apply upon the sale of NewComm to a third-party purchaser in the event that neither TEM Puerto Rico, nor the Partnership exercised its  rights under the Sale Agreement to purchase NewComm.

•                  As part of the Settlement Agreement, TEM entered into a License Brand Agreement with NewComm that allows the use of the MovisStar brand name free of cost for five years.

The effectiveness of the Settlement Agreement was conditioned upon the satisfaction of certain events, including the following:

•                  TEM Puerto Rico becoming the holder of 49.9% of NewComm’s capital stock;

•                  the termination of the Joint Venture Agreement, the Management Agreement, and the Technology Transfer Agreement, each of which involved NewComm and included TEM as a party;

•                  the amendment of the Stock Purchase Agreement, the Sale Agreement, dated March 12, 2002 (the “Sale Agreement”), among NewComm, TEM Puerto Rico, the Partnership, and the other shareholders of NewComm, and the Shareholders Agreement, dated March 12, 2002 (the “Shareholders Agreement”), among the Partnership, NewComm, TEM Puerto Rico, and the other shareholders of NewComm; and

•                  TEM’s entry into a line of credit to be used to pay the balance of NewComm’s indebtedness to the FCC; and an extension or refinancing of NewComm’s bridge loan from ABN Amro Bank, N.V.

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

(3)            Investment in the Partnership:

Originally, the Company acquired its 25% investment in the Partnership for $100,000. Adjustments to the recorded amount of this investment were made following the equity method of accounting and in 1996 this investment was written-down to zero. As of December 31, 2005, 2004 and 2003, the Company’s share of the undistributed losses of the Partnership amounted to approximately $13.2 million, $7.5 million and $7.6 million, respectively. The Company would have to first recover its share of the Partnership undistributed losses before it could pick-up any share of the Partnership’s gains.

(4)            Related party transactions:

ClearComm’s partnership agreement, as amended, provides for payment of a management fee to its General Partner (the Company), equal to the reasonable costs of operating the business of the Partnership, plus 10% of such aggregate amount, which fee shall be payable monthly, on the first day of each month during the year. Expenses reimbursed include, but are not limited to, compensation costs and expenses incurred by officers, directors, and employees in the performance of their duties. During 2005, 2004 and 2003, management fees billed to ClearComm amounted to $500,408, $287,499, and $282,280, respectively.

All other related party transactions are advances from / to affiliated entities made in the ordinary course of business. These advances arc not interest bearing.

(5)            Preferred stock:

The Company is authorized to issue 1,000 shares of restricted, non-voting, preferred stock without par value. The preferred shares arc divided into classes, from A to J with 100 shares of each class and upon their issuance, the Company has the option to redeem them at their issuance price plus accrued dividends. At December 31, 2005, 2004 and 2003, none of the preferred shares had been issue.

(6)            Contingencies:

From time to time the Company and/or the Partnership are involved in litigations arising in the ordinary course of business, some of which are ongoing. Management does not believe that any litigation involving the Company or the Partnership will have a material adverse effect on the Company’s or the Partnership’s business or financial condition.

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

Chris J. Clark, Director and Chairman, age 64, is a member of the New York and Pennsylvania Bars, and is a CPA in New York. Mr. Clark has practiced law for 40 years, specializing in tax law and business law, with a heavy emphasis on venture capital projects (primarily in real estate and cellular telephone franchises). From 1972 through 1996, Mr. Clark was the Managing Partner of his law firm, then named Lentz, Cantor, Kilgore & Massey, Ltd., and he is currently Of Counsel to the successor law firm, Lentz, Cantor & Massey, Ltd. Mr. Clark was the Managing Partner of a partnership that successfully participated in the MSA and RSA cellular lotteries and, from 1991 through 1994, was an officer and director of a corporation that owned and eventually sold the RSA license for NY-4. He has been involved in a number of other investment projects, and in most cases was either the managing partner or principal. He is currently, and has been since 1995, the managing partner of PCS Partners, a significant investor in and limited partner of the Partnership. He holds a BBA from Siena College (Magna Cum Laude; 1962) and a JD from Villanova Law School (1965), where he was a member of the Law Review.

Javier O. Lamoso, Director and President, age 42, has had extensive experience in the telecommunications industry and has been responsible for developing, negotiating and overseeing numerous strategic operational, economic and political aspects of the cellular telephone industry, including cell-site acquisition, environmental impacts, leasing contractual arrangements and inter-company relations with other operating telecommunications organizations, including interexchange carriers and local telephone companies. Since 2002, Mr. Lamoso has been a member and officer of the Board of Directors of the Young Presidents’ Organization, Puerto Rico Chapter. Until 1994, Mr. Lamoso acted as counsel to the Puerto Rico Cable Operators Association in various matters, which include the negotiation of rates and levies and the drafting of new legislation. From 1986 to 1987 Mr. Lamoso held a non-legal position in the corporate finance department of Simpson, Thacher & Bartlett, and was involved with the successful external debt restructuring of Chile in 1987. He holds a BA in Political Science/ Economics from Fordham University (1986), and a JD in law from the University of Puerto Rico (1990).

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

Lawrence Odell, Director and Secretary, age 57, is the co-managing partner of Puerto Rico’s third largest law firm with substantial expertise in the fields of corporate finance, administrative law, securities and banking. He is a member of the Trial Lawyers Association of America, served as a member of the Inter-American Law Review from 1973 to 1974, and has written for that publication in the past. He holds a BA (1971) and a JD (1974) from the Inter-American University of Puerto Rico, and an L.L.M. in labor law from New York University (1975). Mr. Odell has served in the capacity of secretary for several major corporations, including Buenos Aires Embotelladora, S.A. (BAESA).

James T. Perry, Director, age 73, is a successful entrepreneur and businessman with substantial experience in the real estate and retail foods industries. Since 1993, Mr. Perry has purchased and sold a two-way radio license, and has been involved in several wireless communication partnerships. From 1987 to 1993, he was general partner of Telenode Rincon, the original owner and developer of the RSA cellular telephone system for PR-1, which was successfully acquired by Cellular Communications, Inc., as well as managing other cellular telephone and telecommunications holdings. From 1959 to 1975, Mr. Perry was the president and/or owner of several successful licensed real estate firms including United Realty Group, Milwaukee, the largest black-owned real estate firm in Wisconsin, and Perry and Sherard Realty, Milwaukee, which specialized in rehabilitating and selling between 75 to 100 properties per year utilizing a staff of approximately 30 people. From 1975 to 1992, Mr. Perry owned and operated a McDonald’s franchise in Saint Louis, Missouri, and was responsible for all operations of this successful business. Mr. Perry served in the U.S. Army in Korea, and has taken extensive courses in the fields of general business and real estate. From 1988 to 1992 he was vice president of the Ronald McDonald Children’s Charities, and from 1980 to 1984 he served as a member of the McDonald’s Advertising Committee. His memberships include the board of directors of the Skinker DeBaliviere Business Association, Hamilton Community Schools, Saint Louis, and the admissions committee of the Milwaukee Board of Realtors. He is a past president of the Urban Brokers Association, and a director of the Multiple Listing Service.

John Duffy, Director, age 56, has held executive and supervisory positions in a number of industries, including the wireless and financial management industries. From 2001 to the present, he has been engaged in various enterprises as a private investor and through international philanthropic endeavors, and has worked with Geneva Global, a professional services firm and foundation. From 1999 through 2001, Mr. Duffy served as the Executive Director of Net Impact, a network of over 5,000 MBA students attending over 60 universities. In addition, from 1994 through 1998, Mr. Duffy served as Executive Vice President of the Partnership; and from 1981 through 1990, he was an Executive Vice President at Drexel Burnham Lambert, where he was responsible for investment portfolios of high net worth investors and institutional clients. Mr. Duffy holds a BA from John Carroll University (1971).

Ture Elowson, Director,  age 64, has been a limited partner of the Partnership since its inception. He is a businessman. He founded Independent Cellular Telephone Company in 1988 and remains as one the company’s Managing Partners. Mr. Elowson served as Director of Marketing for Romulus Engineering during the PCS auctions. He is on the Board of Directors of Lamar County Cellular. He is a founder and managing partner for Zymed, LLC, a company specializing Bioscience software. Mr. Elowson received his business degree from Drake University.

Edileen Salicrup, Chief Financial Officer, age 42, has been engaged in the telecommunications industry since 1992 when she joined the international accounting firm Arthur Andersen, LLP and was in charge of the Telefónica Group account after 5 years as a Certified Public Accountant in the Tax Division of Deloitte and Touche, LLP. Mrs. Salicrup joined the Partnership as an Independent Contractor on September 1999 to the present and as CFO is currently in charge of accounting, taxation and financial matters of the Partnership and its General Partner and oversees and integrates the financial operations of the Partnerships subsidiaries. Mrs. Salicrup is an active member of the Puerto Rico Society of Certified Public Accountants and the American Institute of Certified Public Accountants. She has been an instructor for the Puerto Rico Society of CPA’s in taxation matters.

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

The following Summary Compensation Table sets forth certain information concerning the cash and non-cash compensation earned by or awarded to the chief executive officer of the Partnership’s General Partner. Other than the President, no executive officer of the General Partner received compensation of $100,000 or more in 2005 or 2004.

SUMMARY COMPENSATION TABLE

					Long-Term Compensation Awards
	Annual Compensation				Securities
				Other Annual	Underlying	All Other
Name & Principal	Fiscal	Compensation		Compensation	Options/SA	Compensations
Position	Year	($)	Bonus($)	($)(1)	R’s	($)
Javier Lamoso, President	2005	$ 76,000	$ 0	$ 185,000	0	$ 0
and Director	2004	$ 76,000	$ 0	$ 185,000	0	$ 0
	2003	$ 76,931	$ 0	$ 185,000	0	$ 0

(1)          Consists of professional fees from the Partnership and director’s fees from SuperTel.

On August 30, 2001, the Partnership loaned $100,000 to Javier Lamoso. Mr. Lamoso signed a promissory note whereby he promised to pay the $100,000 plus six percent (6%) annual interest rate, on the earlier of August 30, 2005 or on the date of termination of his employment with the Partnership. Such loan was reclassified to salary with the consent of the board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Exclusive management and control of the Partnership’s business is vested in the General Partner. The Partnership has one administrative employee and is managed and controlled by the Board of Directors and executive officers of the General Partner. The General Partner owns 100% of the Partnership’s general partnership interest. The shares of the General Partner are held by certain individuals and Puerto Rico trusts.

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

Name of Beneficial Owner	Units Beneficially Owned		Percentage Ownership
Chris J. Clark (1)	40.	0	1.45
Javier O. Lamoso(2)	1.	0	*
Margaret W. Minnich(3)	4.	0	*
James T. Perry(4)	5.	4	*
Lawrence Odell(5)	4.	4	*
Ture Elowson (6)	5.	0	*
John Duffy (6)	1.	4	*

All executive officers and directors of the General Partner as a group (7 persons)	61.	2	2.21

* Less than 1.0%.

(1)          Mr. Clark is Chairman of the Board of Directors of the General Partner. Mr. Clark is the managing partner of a limited partnership that owns 40 units.

(2)          Mr. Lamoso is President of the General Partner and a member of the Board of Directors.

(3)          Ms. Minnich is a Director. Ms. Minnich is the Co-Trustee of the J.B. Wharton Trust C F/B/O Margaret Minnich U/A/D 11/13/67, which owns 1 Unit reflected in the table.

(4)          Mr. Perry is a Director.

(5)          Mr. Odell is a Director and Secretary of the General Partner and a trustee of Martínez Odell & Calabria Pension Fund, which owns 2.4 Units reflected in the table.

(6)          Mr. Elowson and Mr. Duffy are Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

General Partnership Interest

SuperTel contributed $100,000, which entitled it to receive 100% of the Partnership’s general partner interest. The general partner interest entitles the General Partner to 25% of the equity of the Partnership. See Item 5.

Management Fee

The Partnership Agreement provides that the General Partner is entitled to a management fee for all reasonable operating expenses, plus 10% of such expenses. The total management fee for 2005, 2004 and 2003 was approximately $500,408, $287,000 and $282,000, respectively. The management fee is paid on a monthly basis.

Other Relationships and Transactions

Mr. Odell is a partner of Martínez, Odell & Calabria, a law firm, which provides legal services to the General Partner and the Partnership.

Part IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(a) Audit Fees:

Aggregate fees billed in connection with the audits of the financial statements for the years ended December 31, 2005, 2004 and 2003 amounted to $128,815, $82,206, and $120,801, respectively.

Aggregate fees billed in connection with the review of quarterly financial information amounted to $76,635 for the year ended December 31, 2005, $41,245 for the year ended December 31, 2004 and $27,610 for the year ended December 31, 2003.

(b) Audit-Related Fees:

None.

(c) Tax Fees:

Aggregate fees billed in connection with tax and related consulting services for the years ended December 31, 2005, 2004 and 2003 amounted to $27,553, $31,216 and $20,323, respectively.

(d) All Other Fees:

None

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements

ClearComm, L.P.

Report of Independent Public Accountants — December 31, 2005, 2004 (Restated), and 2003 (Restated)

Consolidated Balance Sheets - December 31, 2005, 2004 (Restated), and 2003 (Restated)

Consolidated Statements of Operations for the years ended - December 31, 2005, 2004 (Restated), and 2003 (Restated)

Consolidated Statements of Changes in Partners’ Deficit for the years ended - December 31, 2005, 2004 (Restated), and 2003 (Restated)

Consolidated Statements of Cash Flows for the years ended - December 31, 2005, 2004 (Restated), and 2003(Restated)

Notes to Consolidated Financial Statements

SuperTel Communications Corp.

Report of Independent Public Accountants — December 31, 2005, 2004 and 2003

Balance Sheets - December 31, 2005, 2004 and 2003

Statements of Income and Accumulated Deficit for the years ended December 31, 2005, 2004 and 2003

Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Financial Statements

(2) Financial Statement Schedules - None.

(3) List of Exhibits:

Exhibit 24: Power of Attorney.

Exhibit 31.1: Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 31.2: Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 32.1: Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2: Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b) Reports on Form 8-K

The Partnership filed a Form 8-K on December 8, 2005 for the purpose of making a report under Item 5.02.

The Partnership filed a Form 8-K on December 5, 2005 for the purpose of making a report under Item 3.03 and Item 9.01.

The Partnership filed a Form 8-K on July 18, 2005 for the purpose of making a report under Item 5.02.

The Partnership filed a Form 8-K on October 31, 2005 for the purpose of making a report under Item 5.02.

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

Signature	Capacity in Which Signed	Date

/s/ Chris J. Clark	Director and Chairman of the Board	April 17, 2006
Chris J. Clark

/s/ Javier O. Lamoso	Director and President	April 17, 2006
Javier O. Lamoso

/s/ Margaret W. Minnich	Director	April 17, 2006
Margaret W. Minnich

/s/ Lawrence Odell	Director	April 17, 2006
Lawrence Odell

/s/ James T. Perry	Director	April 17, 2006
James T. Perry

/s/ Ture Elowson	Director	April 17, 2006
Ture Elowson

/s/ John J. Duffy	Director	April 17, 2006
John J. Duffy