Form 10-Q
period 2006-03-31
CLEARCOMM L P
filed 2006-05-22
CIK 1013267

UNITED STATES

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-28362

ClearComm, L.P.

(Exact name of registrant as specified in its charter)

Delaware	66-0514434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

City View Plaza-Suite 700 No. 48 of Road 165 Guaynabo, Puerto Rico	00918-1929
(Address of principal executive offices)	(Zip Code)

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

Consolidated Statements of Assets, Liabilities and Partners’Deficit as of March 31, 2006 (unaudited) and December 31, 2005 (audited)

Consolidated Statements of Revenues and Expenses for the three-month periods ended March 31, 2006 and 2005 (unaudited)

Consolidated Statements of Changes in Partners’ Deficit for the three-month periods ended March 31, 2006 (unaudited)

Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2006 and 2005 (unaudited)

Notes to Interim Consolidated Financial Statements as of March 31, 2006 (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Limited Partners

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ClearComm, L.P.
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES
AND PARTNERS’ DEFICIT

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS:
Cash and cash equivalents	$8,368,183	$6,609,074
Accounts receivable, net	5,782,700	6,127,025
Accounts receivable, other	1,646,199	1,851,278
Inventories, net	2,043,146	2,953,707
Prepaid expenses	1,851,091	1,389,516
Leasehold rights, net	3,368,278	3,465,685
PCS licenses, net	46,750,449	46,750,449
Deferred financing costs	888,264	658,660
Property and equipment, net	64,972,078	68,676,259

	$135,670,388	$138,481,653

LIABILITIES AND PARTNERS’ DEFICIT:
Accounts payable and accrued liabilities	$33,545,884	$37,256,948
Notes payable — short-term	74,641,406	14,162,119
Notes payable — long-term	90,084,913	143,705,806

Unitholders’ capital (deficit) 2,768.20 Units in 2006 and 2005 and 1 General partnership interest	(62,601,815)	(56,643,220)

Total liabilities and partner’s deficit	$135,670,388	$138,481,653

BOOK VALUE (DEFICIT) PER UNIT	$(22,615)	$(20,462)

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.
CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
(UNAUDITED)

	Three-Month Periods Ended
	March 31,
	2006	2005
Revenues:
Service revenues	$17,475,824	$22,878,520
Handsets and accessories sales	1,651,128	737,460

Total Revenues	19,126,952	23,615,980
Expenses:
Operating expenses	23,111,820	26,099,111

Income from operations	(3,984,868)	(2,483,131)

Interest expense	(4,022,807)	(3,054,582)

Loss before other income (expense)	(8,007,675)	(5,537,713)
Other Income (expense)

Equity in net loss of subsidiary	—	(30,000)

Interest income	49,030	32,644

Other	50	—
	—	—

Net loss	$(7,958,595)	$(5,535,069)

Net loss attributable to General Partner	$(7,958,595)	$(5,535,069)

Net loss attributable to Limited Partners	$—	$—

Net loss per unit attributable to Limited Partners	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ClearComm, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT
(Unaudited)
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2006

	Limited Partners		General
	Units	Amount	Partner	Total

BALANCES, December 31, 2005	2,768.2	—	$(56,643,220)	$(56,643,220)

DILUTION GAIN			2,000,000	2,000,000

Net loss for the three months period ended March 31, 2006	2,768.2	—	(7,958,595)	(7,958,595)

BALANCES, March 31, 2006	2,768.2	—	$(62,601,815)	$(62,601,815)

The accompanying notes are an integral part of these consolidated financial statements.

ClearComm, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three-Month Period Ended
	March 31,	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,958,595)	$(5,535,069)
Adjustments to reconcile net loss to net cash provided by operating activities—
Depreciation and amortization	4,261,738	4,571,468
Equity in losses of unconsolidated subsidiary	—	30,000
Bad debt expense	1,399,032	2,188,569
FCC Interest paid directly by ABN AMRO	284,166	—
Amortization of deferred financing costs	423,730	—
Capitalized interest	1,059,343	—
Changes in operating assets and liabilities—
Increase in accounts receivable, before write-offs	(849,628)	(3,867,113)
Decrease in insurance claim receivable	—	300,000
Decrease in inventories	910,561	1,725,980
Increase in prepaid expenses	(461,575)	(357,227)
Decrease accounts payable and accrued liabilities	(3,536,492)	(2,296,563)
Decrease in accounts payable to related parties	284,804	294,681
(Decrease) Increase in accrued interest	(203,604)	1,969,232
Increase in deferred income	552,173	196,216
Total adjustments	4,124,248	4,755,243
Net cash used in operating activities	(3,834,346)	(779,826)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property	—	475,161
Acquisition of property and equipment	(350,818)	(178,642)
Net cash provided by (used in) investing activities	(350,818)	296,519
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	2,000,000	—
Proceeds from issuance of note payable	5,000,000
Payments for deferred financing costs	(653,333)
Principal payments of capital lease obligations	(116,365)	(49,664)
Payment of note payable	(286,029)	(575,000)
Net cash provided by (used in) financing activities	5,944,273	(624,664)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,759,109	(1,107,971)
CASH AND CASH EQUIVALENTS, beginning of period	6,609,074	10,612,430
CASH AND CASH EQUIVALENTS, end of period	$8,368,183	$9,504,459

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
INTEREST PAID	$3,167,068	$1,085,350

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the period ended March 31, 2005, interest expense from TEM-PR totaling $184,830 was capitalized into long-term debt.

CLEARCOMM, L.P.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2006 (UNAUDITED)

1.                                       BASIS OF PRESENTATION AND INTRODUCTION

The unaudited interim consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Partnership’s financial position at March 31, 2006 and results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. The unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

NewComm Wireless Services, Inc.

The Partnership established its Puerto Rico network by forming a wholly owned subsidiary, NewComm, on January 29, 1999. On February 4, 1999, the Partnership and NewComm entered into an agreement with TEM, whereby the Partnership contributed its two Puerto Rico Licenses to NewComm and TEM provided NewComm a $19,960,000 loan to develop the Puerto Rico Licenses. NewComm commenced providing PCS services in Puerto Rico in September 1999.

The Partnership was the fifth entrant into the Puerto Rico wireless telecommunications market. It currently provides wireless coverage in the areas where 95% of the Puerto Rico wireless traffic occurs and is expanding. The Partnership has established points of sale in all major shopping districts and has over 200 points of sale throughout Puerto Rico. The Partnership believes that it currently has approximately 7% of the Puerto Rico wireless market.

The Partnership’s Puerto Rico Network operates under the image and brand name “MoviStar.”  MoviStar is the PCS brand name of the Telefónica Group in Spain and certain other countries in Latin America.

The Puerto Rico Network is a state-of-the-art Code Division Multiple Access (“CDMA”) network. Pursuant to a roaming agreement with Sprint PCS, MoviStar customers have mainland U.S. coverage. Lucent Technologies, Inc. (“Lucent”) built the Puerto Rico Network on behalf of NewComm. The Partnership continues optimizing the network to maintain and offer better quality service to its customers.

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

On March 2, 2002, the Partnership sold approximately 4.08% of NewComm to a group of investors led by Fleet Development Ventures (the “Fleet Group”) for $13 million. The Partnership and TEM contributed approximately $9 million each to NewComm in the form of equity and convertible debt, respectively. The Partnership and TEM have committed an additional $10 million each to close the Project Finance Facility.

Under the Partnership’s direction, the Board of Directors of NewComm terminated TEM as manager under the management agreement on October 28, 2004. TEM alleged unlawful and wrongful termination of the technology and management agreement. The Partnership on behalf of NewComm was proactively seeking compensation for damages caused by the mismanagement of TEM either by settlement or within the arbitration process. On April 21, 2005, NewComm and its shareholders entered into a Settlement Agreement and Mutual Release with TEM (the “Settlement Agreement”) in which all the parties resolved all outstanding disputes. As a result Telefónica no longer provides management services to NewComm but has extended significant financial support in the form of guarantees / lines of credit (see Settlement Agreement in Part 4, Item 2 below).

On April 21, 2005 NewComm reorganized its capital structure by collapsing its many classes of common stock into a single class of common stock.

On August 5, 2005, NewComm made effective a Series A Convertible Participating Preferred Stock purchase agreement between itself and its investors to fund cash flow deficiencies. On February 16 2006, NewComm made effective another Series A Convertible Participating Preferred Stock purchase agreement between itself and its investors to fund cash flow deficiencies.

Immediately after the February 16, 2006 closing, the authorized capital of NewComm is:

1.               50,024.695 shares of preferred convertible of which:

o                 12.372 designated as Series A-1 convertible participating preferred

o                 12.323 designated as Series A-2 convertible participating preferred

o                 25,645.165 designated as Series A-3 convertible participating preferred

o                 24,354.835 designated as Series A-4 convertible participating preferred

2.               52,044.142 shares of common stock, 2,019.447 of which are issued and outstanding and 50,024.695 are reserved for the issuance upon the conversion of the Series A Convertible Preferred Stock.

NewComm’s Shareholders possess the following ownership interests in NewComm, as of March 31, 2006:

	Common Shares	%	Shares Fully Diluted	%
ClearComm, L.P.	793.063	39.27%	30,804.147	59.19%
SynComm Venture Partners IV, L.P.	145.680	7.21%	13,921.050	26.75%
Fleet Development Ventures, LLC	28.077	1.39%	30.299	0.06%
Opportunity Capital Partners IV, L.P.	28.077	1.39%	3,852.772	7.40%
Power Equities, Inc.	16.846	0.83%	2,428.170	4.67%
TEM Puerto Rico Inc.	1,007.704	49.90%	1,007.704	1.94%

	2,019.447	100.00%	52,044.142	100.00%

Internet Surfing Stores of P.R., Inc. - (eMilios)

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

Due to lack of support of eMilios International and lackluster results in Puerto Rico, the Partnership wrote off its investment in the project in 2005. The Partnership is contemplating unwinding the operations of ISS this year.

2.             FINANCING REQUIREMENTS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership commenced operations in September 1999 and has incurred losses amounting to $7.9 million for the three-month period ended March 31, 2006 and incurred operating losses of $5 million for the three month period ended March 31, 2005. It also has working capital deficits and partners’ capital deficit of $149.5 million and $62.6 million, respectively, as of March 31, 2006. The Partnership is likely to continue incurring losses until such time as its subscriber base generates revenue in excess of the Partnership’s expenses. Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by means other than its revenues.

As part of an agreement with TEM, NewComm entered into a contract with Lucent that required Lucent to build a network that uses the CDMA protocol. The total cost of the network was approximately $125 million. During June 2003, NewComm and Lucent entered into a Senior Credit Agreement (the “Senior Credit Agreement”) which refinanced the existing promissory note balance due under the CDMA network construction payable. The interest rate was set at 8% per annum and the maturity date was extended to September 2009. The note payable is guaranteed by a security agreement covering most of NewComm’s assets, as defined.

On July 1, 2005, Lucent assigned and transferred to D.B Zwirn Special Opportunities Fund, LTD (“D.B Zwirn”) 100% of Lucent’s rights and obligations under the original credit agreement. On February 16, 2006, NewComm and D.B Zwirn amended and restated the Senior Credit Agreement. The new outstanding principal balance is $60,539,828, including some accrued and unpaid interest, and $5,000,000.00 in additional principal made available at the time of closing. The maturity date is March 31, 2007. The facility bears interest at a rate per annum equal to LIBOR + 700 basis points. Additionally, the facility accrues pay-in-kind (PIK) interest on the aggregate principal amount, payable upon maturity, acceleration or repayment. The PIK interest is based on a grid that ranges from 2% to 4%, depending on quarterly EBITDA results. The maturity date on the facility was January 31, 2006. The Senior Credit Agreement with D.B Zwirn includes various affirmative, negative and financial covenants. As of March 31, 2006, NewComm was in compliance with all the requirements under such covenants.

Pursuant to the Settlement Agreement, and with respect to the FCC debt, TEM has secured the repayment of this debt by means of a subordinated line of credit guaranteed as described on the Settlement Agreement. This debt relates to the Partnership acquisition of its PCS licenses The Partnership owes the United States federal government approximately $14.1 million plus accrued interest at 6.5% as of March 31, 2006.

A total of $73.8 million in accounts payable to TEM and T-Móviles was converted into equity as a result of the Settlement Agreement on April 20, 2005. This conversion has significantly decreased the Partnership’s accounts payable by said amount and increased NewComm’s capital account from $44.5 million to $118 million.

Management believes that cash and cash equivalents on hand, anticipated growth in revenues, capital contributions and the additional indebtness incurred with D.B Zwirn will be adequate to fund its operations, at a minimum, through the end of 2006. However, in the absence of improved operating results and cash flows, NewComm may face liquidity problems to fund its operations and meet its obligations. However, and because of the existence of these matters, substantial doubt exists as to the Company’s ability to continue operating as a going concern. The accompanying financial statements do not include any adjustments that might result should the Company face liquidity issues to fund its operations and meet its obligations.

3.             RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143) (FIN 47). This Interpretation clarifies that the term conditional asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty may exist about the timing and (or) method of settlement. Accordingly, an entity is required to recognize the fair value of a liability for the conditional asset retirement obligation when incurred and the uncertainty about the timing and (or method) of settlement should be factored into the measurement of the liability when sufficient information exists. This Interpretation is effective no later than December 31, 2005. Retrospective application of interim financial information is permitted but is not required. Additionally, companies shall recognize the cumulative effect of initially applying this Interpretation as a change in accounting principle. The Partnership and NewComm (collectively, the “Company”) adopted this new pronouncement effective December 31, 2005. The impact of the Company’s financial statements as a result of adopting this new statement is not material.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q and future filings by the Partnership on Form 10-Q, Form 10-K and Form 8-K and future oral and written statements by the Partnership may include certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by the Partnership are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Partnership disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

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

Introduction

The information contained in this Part I, Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, in addition to the interim consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

The Partnership was formed in January 1995 and is managed by its General Partner, SuperTel Communications Corp. The Partnership was organized to acquire, own, consult and operate PCS licenses in the Block C band and to take advantage of the benefits that the FCC has set aside for entrepreneurs. The Partnership owns the Puerto Rico Licenses, which consist of two 15 MHz PCS licenses covering Puerto Rico. The California Licenses, which consist of four 15 MHz PCS licenses covering the California cities of Eureka, Redding, Modesto, and Merced were sold and transferred to Metro PCS on April 15, 2004 for a $10,900,000 cash payment. The license covering Visalia-Porterville, California, had been previously sold and transferred to Leap Wireless on June 8, 2001 in exchange for a $9,500,000 cash payment.

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

In August 2004, the Partnership retained the services of a consulting firm (other than its external auditors) to audit the operations and performance of NewComm under the management of TEM. The results of the audit were reported to the Board of Directors of NewComm on September 30, 2004, with the conclusion that TEM had not performed adequately. Under the Partnership’s direction, the Board of Directors of NewComm terminated TEM as manager under the management agreement on October 28, 2004. TEM alleged unlawful and wrongful termination of the technology and management agreement. The Partnership, on behalf of NewComm, was proactively seeking compensation for damages caused by the mismanagement of TEM either by settlement or within the arbitration process.

On April 21, 2005, NewComm and its shareholders entered into a Settlement Agreement and Mutual Release in which all the parties resolved all outstanding disputes. The parties agreed to:

–                 A mutual waiver and release between all parties.

–                 Payment of $4,392,978.55 in full satisfaction of the technology transfer fee due to TEM under the technology transfer agreement through issuance of a convertible promissory note and capitalization.

–                 Payment of $2,239,492.21 in full satisfaction of the management fee due to TEM under the management agreement through issuance of a convertible promissory note and capitalization.

–                 Payment to ClearComm and TEM of $11,447,758.28 and $11,396,338.88 respectively in full satisfaction of the loans granted for purposes of meeting the matured portion of the FCC debt through issuance of a convertible promissory note and capitalization.

–                 In addition, $62.4 million in other notes and interest payable to TEM were converted to equity, for a total equity conversion of $ 80.5 million in accounts payable to TEM and TEM Puerto Rico Inc. Upon conversion of all convertible promissory notes, TEM Puerto Rico Inc. received an aggregate amount of shares of the Company equal to 49.9% and the other stockholders hold an aggregate amount of shares of NewComm equal to 50.1%.

–                 Forgiveness from TEM of $1,859,068.97 corresponding to all amounts outstanding with TMmas (a TEM affiliate) under the SCL agreements.

–                 Agreement on premium to be paid by TEM/TEM Puerto Rico Inc. to the other shareholders upon a potential liquidation or a change in control. TEM and/or TEM Puerto Rico Inc. shall pay a premium from the liquidation/sale proceeds that in any event will not exceed 16.6% of the equity valuation.

–                 In the event that as of September 30, 2006, NewComm’s net income, as determined in accordance with U.S. generally accepted accounting principles and measured on the basis of EBITDA for the twelve-month period then ended, is less than $10,970,000, TEM may require that the Partnership, and NewComm’s shareholders, together with TEM Puerto Rico, sell their respective interests in NewComm to a third party.

–                 Amend the Stock Purchase Agreement in order to extend by 3 ½ years, to approximately October 2008, TEM Puerto Rico’s option to buy a majority interest in NewComm and to clarify the procedures that would apply upon the sale of NewComm to a third-party purchaser in the event that neither TEM Puerto Rico, nor the Partnership exercised its rights under the Sale Agreement to purchase NewComm.

–                 Enter into a License Brand Agreement that allows the Partnership to use the MoviStar brand name free of cost for 5 years.

The effectiveness of the Settlement Agreement was conditioned upon the satisfaction of certain events, including the following:

–                 TEM Puerto Rico becoming the holder of 49.9% of NewComm’s capital stock.

–                 The termination of the Joint Venture Agreement, the Management Agreement, and the Technology Transfer Agreement, each of which involved NewComm and included TEM as a party.

–                 The amendment of the Stock Purchase Agreement, the Sale Agreement, dated March 12, 2002 (the “Sale Agreement”), among NewComm, TEM Puerto Rico, the Partnership, and the other shareholders of NewComm, and the Shareholders Agreement, dated March 12, 2002 (the “Shareholders Agreement”), among the Partnership, NewComm, TEM Puerto Rico, and the other shareholders of NewComm.

–                 TEM’s entry into a line of credit to be used to pay the balance of NewComm’s indebtedness to the FCC; and an extension or refinancing of NewComm’s bridge loan from ABN Amro Bank, N.V.

On April 21, 2005 NewComm reorganized its capital structure by collapsing its many classes of common stock into a single class of common stock.

Subsequently, on August 5, 2005, NewComm made effective a Series A Convertible Participating Preferred Stock purchase agreement between itself and its investors to fund cash flow deficiencies. On February 16 2006, NewComm made effective another Series A Convertible Participating Preferred Stock purchase agreement between itself and its investors to fund cash flow deficiencies.

Immediately after the February 16, 2006 closing, the authorized capital of the Company is:

1.               50,024.695 shares of preferred convertible of which:

o                 12.372 are designated as Series A-1 convertible participating preferred

o                 12.323 are designated as Series A-2 convertible participating preferred

o                 25,645.165 are designated as Series A-3 convertible participating preferred

o                 24,354.835 are designated as Series A-4 convertible participating preferred

2.               52,044.142 shares of common stock, 2,019.447 of which are issued and outstanding and 50,024.695 are reserved for the issuance upon the conversion of the Series A Convertible Preferred Stock.

Results of Operations

Three-month period ended March 31, 2006 compared with three-month period ended March 31, 2005.

Set forth below is a summary of the results of operations before other income and expenses for the periods indicated:

	Three-Month Periods Ended
	March 31,
	2006	2005	Change
Revenues:
Service revenues	$17,475,824	$22,878,520	-24%
Handsets and accessories sales	1,651,128	737,460	124%

Total Revenues	19,126,952	23,615,980	-19%
Expenses:
Operating expenses	23,111,820	26,099,111	-11%

Income (loss) from operations	(3,984,868)	(2,483,131)	60%

Interest expense	(4,022,807)	(3,054,582)	32%

Loss before other income (expense)	(8,007,675)	(5,537,713)	45%

Revenues

The Partnership’s revenues for the three-month period ended March 31, 2006 decreased by 19% or $5 million from $23.6 million to $19.1 as compared to the same period in 2005. Total revenues include service as well as handset and accessories revenues. Service revenues for the three-month period ended March 31, 2006 decreased by 24% or $5 million when compared to the same period in 2005; while handset and accessories sales increased by 124% or .9 million. The increase in handsets and accessories revenues is mainly due to handset units pricing adjustments and to the elimination of pricing subsidy previously given for the purchase of handsets. The decrease in service revenues is related to a net decrease in the customer base during the quarter as compared to the same period in 2005. As the Partnership is in transition from offering traditional contract plans with subsidized handsets to a simpler unlimited “no contract, no subsidy” handset offering, the indirect channel has decreased its total sales. The Partnership is preparing to market its new model whereby the consumer receives the best value offer without hidden costs and penalties, but pays a full cost price for the handset.

Expenses

The following table shows the variances for the three month period ended March 31, 2006 as compared to the same period in 2005:

	Three-Month Periods Ended
	March 31,
	2006	2005	Change

Cost of handset and accesories	$3,753,190	$4,685,012	-20%
Interconnection expense	626,037	795,577	-21%
Sales and dealers commissions	1,145,882	2,034,700	-44%
Salaries and benefits	3,955,605	3,913,919	1%
Selling and advertising expense	296,080	710,503	-58%
Legal and professional services	547,853	391,782	40%
Depreciation	4,691,393	4,571,468	3%
Provision for doubtful accounts	1,399,032	2,188,569	-36%
Rent expense	2,119,032	1,793,093	18%
Taxes, other than income	966,414	1,042,232	-7%
Network operation and maintenance	1,954,836	1,940,708	1%
Other expenses	1,515,519	1,170,182	30%
Management fee to General Partner	125,000	68,750	82%
Consulting and legal services rendered by related parties	15,947	792,616	-98%

Total Expenses	$23,111,820	$26,099,111	-11%

Expenses for the three-month period ended March 31, 2006 totaled $23,111,820 as compared to $26,099,111 for the same period in 2005. During such first quarter of 2006, the Partnership’s expenses decreased by 11% or $3 million.

The overall decrease in expenses of $3 million is mainly due to a decrease of 44% in sales and dealers commissions account. This account reflects lower than expected dealer commissions that resulted from lower average commissions and the increased distribution of handsets through direct channels rather than indirect channel. In addition, there was a reduction of 36% in the provision for doubtful accounts due to a shift from postpaid customers to paid-in-advance customer plans that significantly reduced delinquency and increased overall collection effectiveness. Cost of sales for handsets decreased 20% due to a lower average purchase price for terminals.

Income from Operations

Income from operations reflects the ability of the Partnership to generate positive cash flows from its operations, which does not take into consideration expenses such as amortization, depreciation and interest that must be reported for generally accepted accounting principles (GAAP) to arrive to the net income or loss.

Loss from operations for the three month period ended March 31, 2006 of $3,984,868 shows an unfavorable variance of 60% or $1.5 million as compared to the loss from operations for the same period in 2005. This increase in loss from operations is related to the overall reduction in service revenues.

Interest expense for the three month period ended March 31, 2006 of $4 million ($3 million in 2005) and depreciation expense of $4.6 million ($4.6 million in 2005) reduce the income from operations and result in a net loss before other income of $8,007,675 for the first quarter of 2006 ($5,535,713 in 2005); an overall increase in net loss of 45% when compared to 2005. The increase in interest expense is mainly attributable to additional debt incurred during the period and the effect of the pay in kind (PIK) interest that did not affect the first quarter of 2005.

Depreciation expense remains constant as no major fixed assets have been acquired during the quarter.

Three-month period ended March 31, 2005 compared with three-month period ended March 31, 2004.

Set forth below is a summary of the results of operations before other income and expenses for the periods indicated:

	Three-Month Periods Ended
	March 31,
	2005	2004	Change
Revenues:
Service revenues	$22,878,520	$26,878,225	-15%
Handsets and accessories sales	737,460	1,436,596	-49%

Total Revenues	23,615,980	28,314,821	-17%
Expenses:
Operating expenses	26,099,111	30,565,872	-15%

Income (loss) from operations	(2,483,131)	(2,251,051)	10%

Interest expense	(3,054,582)	(2,366,767)	29%

Loss before other income (expense)	$(5,537,713)	$(4,617,818)	20%

Revenues

The Partnership’s revenues for the three-month period ended March 31, 2005 decreased by 17% or $4.7 million from $28.3 million to $23.6 as compared to the same period in 2004. Total revenues include service as well as handset and accessories revenues. Service revenues for the three-month period ended March 31, 2005 decreased by 15% or $4 million when compared to the same period in 2004 while handset and accessories sales decreased by 49% or .7 million. The decrease in handsets and accessories revenues is mainly due to handset units pricing adjustments. The decrease in service revenues is related to a net decrease in the customer base during the quarter as compared to the same period in 2004.

Expenses

The following table shows the variances for the three month period ended March 31, 2005 as compared to the same period in 2004:

	Three-Month Periods Ended
	March 31,
	2005	2004	Change

Cost of handset and accesories	$4,685,012	$5,938,964	-21%
Interconnection expense	795,577	975,554	-18%
Sales and dealers commissions	2,034,700	2,846,832	-29%
Salaries and benefits	3,913,919	4,034,411	-3%
Selling and advertising expense	710,503	1,456,666	-51%
Legal and professional services	391,782	713,352	-45%
	4,571,468	4,304,462	6%
Provision for doubtful accounts	2,188,569	2,346,800	-7%
Rent expense	1,793,093	1,635,825	10%
Taxes, other than income	1,042,232	1,008,538	3%
Network operation and maintenance	1,940,708	1,566,547	24%
Other expenses	1,170,182	2,341,278	-50%
Management fee to General Partner	68,750	68,750	0%
Consulting and legal services rendered by related parties	792,616	1,327,894	-40%

Total Expenses	$26,099,111	$30,565,872	-15%

Expenses for the three-month period ended March 31, 2005 totaled $26,099,111 as compared to $30,565,872 for the same period in 2004. During such first quarter of 2005, the Partnership’s expenses decreased by 15% or $4.5 million.

The overall decrease in expenses of $4.5 million is mainly due to a decrease of 21% in the cost of handsets and accessories sold, combined with an increase in network maintenance costs, and rent. The decrease in cost of handsets sold is due to a lower average purchase price for terminals. In addition, the handset subsidy, whereby the cost of acquiring handset is greater that the price charged to customers, was significantly reduced during the quarter.

Income from Operations

Income from operations reflects the ability of the Partnership to generate positive cash flows from its operations, which does not take into consideration expenses such as amortization, depreciation and interest that must be reported for generally accepted accounting principles (GAAP) to arrive to the net income or loss.

Loss from operations for the three month period ended March 31, 2005 of $2,483,131 shows a favorable variance of 10% or $200,000 as compared to the loss from operations for the same period in 2004. This reduction in loss from operations is related to the overall reduction of expenses during the quarter which compensated the decrease in revenues.

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

Liquidity and Capital Resources

As of March 31, 2006, the Partnership had cash and cash equivalents amounting to $8,368,183, which are mostly related to proceeds from the sale of the Visalia-Porterville and California licenses in prior periods and the Fleet Transaction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership’s exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks. The Partnership invests cash balances in excess of operating requirements in short-term money market funds. As of March 31, 2006, the Partnership had cash equivalents and short-term investments of approximately $8,368,183 consisting of cash and highly liquid, short-term investments in money market funds.

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

ITEMS 2, 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ClearComm, L.P.

	By:	SuperTel Communications Corp.
	Its:	General Partner

Date: May 22, 2006		By:	/s/ Javier O. Lamoso
		Name:	Javier O. Lamoso
		Title:	President