Form 10-Q
period 2006-06-30
CLEARCOMM L P
filed 2006-08-14
CIK 1013267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☐  No ☒

ClearComm, L.P.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES
AND PARTNERS’ DEFICIT

	June 30	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS:
Cash and cash equivalents	$4,690,758	$6,609,074
Accounts receivable, net	6,258,414	6,127,025
Accounts receivable, other	1,202,596	1,851,278
Inventories, net	2,139,104	2,953,707
Prepaid expenses	1,262,140	1,389,516
Leasehold rights, net	3,716,893	3,465,685
PCS licenses, net	46,750,449	46,750,449
Deferred financing costs	803,288	658,660
Property and equipment, net	60,987,095	68,676,259

	$127,810,737	$138,481,653

LIABILITIES AND PARTNERS’ DEFICIT:
Accounts payable and accrued liabilities	$32,385,320	$37,256,948
Notes payable — short-term	132,200,789	14,162,119
Notes payable — long-term	32,890,079	143,705,806

Unitholders’ capital (deficit) 2,768.20 Units in 2006 and 2005 and 1 General partnership interest.	(69,665,451)	(56,643,220)

Total liabilities and partner’s deficit	$127,810,737	$138,481,653

BOOK VALUE (DEFICIT) PER UNIT	$(25,166)	$(20,462)

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
(UNAUDITED)

	Three-Month Periods Ended June 30		Six-Month Periods Ended June 30
	2006	2005	2006	2005

Revenues:
Service revenues	$16,793,646	$22,686,968	$34,269,470	$45,565,488
Handset and accessories sales	1,504,873	1,169,624	3,156,001	1,907,084

	18,298,519	23,856,592	37,425,471	47,472,572

Operating Cost and Expenses:
Cost of handset and accessories	3,069,195	4,362,624	6,822,385	9,047,636
Interconnection expense	73,120	807,907	699,157	1,603,484
Sales and dealers commissions	1,206,131	1,891,224	2,352,013	3,925,924
Salaries and benefits	3,408,346	3,859,776	7,363,951	7,773,695
Depreciation	4,696,195	4,524,200	9,387,588	9,095,338
Advertising expense	424,118	1,382,099	720,198	2,092,602
Legal and professional services	836,601	287,520	1,384,454	679,302
Provision for doubtful accounts	909,352	3,293,557	2,308,384	5,482,126
Rent expense	2,119,792	1,824,870	4,238,824	3,617,963
Taxes other than income	751,782	529,874	1,718,196	1,572,106
Network Operation and Maintenance	2,029,605	2,011,529	3,984,441	3,952,237
Other expenses	1,610,897	-136,634	3,126,416	1,396,574
Management fee to General Partner	125,000	68,750	250,000	137,500
Services rendered by related parties	17,315	626,235	33,262	1,418,851

	21,277,449	25,333,531	44,389,269	51,795,338

Income (Loss) from Operations	(2,978,930)	(1,476,939)	(6,963,798)	(4,323,096)

Other Income (Expense)
Interest income	21,503	75,134	70,533	408,160
Other Income	(50)	—	—	32,644
Interest expense	(4,106,158)	(2,913,539)	(8,128,965)	(5,968,121)

	(4,084,705)	(2,838,405)	(8,058,432)	(5,527,317)

Net Income (Loss)	$(7,063,635)	$(4,315,344)	$(15,022,230)	$(9,850,413)

Net Income (Loss) Attributable to General Partner	$(7,063,635)	$(4,315,344)	$(15,022,230)	$(9,850,413)

Net Income (Loss) Attributable to Limited Partners	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT
(Unaudited)
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2006

	Limited Partners		General
	Units	Amount	Partner	Total

BALANCES, December 31, 2005	2,768.2	—	$(56,643,220)	$(56,643,220)

DILUTION GAIN			2,000,000	2,000,000

Net loss for the three months period ended March 31, 2006		—	(7,958,596)	(7,958,596)

Net loss for the three months period ended June 30, 2006			(7,063,635)	(7,063,635)

BALANCES, June 30, 2006	2,768.2	—	$(69,665,451)	$(69,665,451)

The accompanying notes are an integral part of these consolidated financial statements.

ClearComm, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six-Month Periods Ended
	June 30,	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,022,230)	$(9,850,413)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization	8,778,883	9,095,668
Equity in losses of unconsolidated subsidiary	—	30,000
Inventory Reserve	63,000	172,033
Bad debt expense	2,308,383	5,482,126
Amortization of deferred financing costs	608,705	—
FCC interest paid directly by ABN AMRO	513,317	—
Gain from sale of vehicles	(60,361)	(432,527)
Capitalized interest	1,584,413	102,761
Other non-cash items	(247,000)	—
Changes in operating assets and liabilities-
Increase in accounts receivable, before write-offs	(1,791,092)	(6,968,218)
Decrease in insurance claim receivable	—	403,657
Decrease (increase) in inventories	751,603	1,541,022
Increase in prepaid expenses	18,373	(107,080)
Decrease in accounts payable and accrued liabilities	(5,528,845)	2,000,205
Decrease in accounts payable to related parties	699,998	(3,196,515)
(Decrease) Increase in accrued interest	162,207	565,151
(Decrease) increase in deferred income	371,237	66,460
Total adjustments	8,232,821	8,754,743
Net cash provided by operating activities	(6,789,409)	(1,095,670)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of investment securities
Proceeds from the sale of vehicle	—	483,161
Proceeds from sale of accounts receivable	—	455,890
Acquisition of property and equipment	(967,044)	(1,279,113)

Net cash provided by (used in) investing activities	(967,044)	(340,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of capital leases	(222,501)	(104,297)
Proceeds from issuance of preferred stock	2,000,000
Proceeds from issuance of note payable	5,000,000
Payment for deferred financing costs	(653,333)	(117,091)
Proceeds of issuance of subordinated loan	—	11,743,256
Principal payments of long term debt	(286,029)	(10,698,408)

Net cash used in financing activities	5,838,137	823,460

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,918,316)	(612,272)
CASH AND CASH EQUIVALENTS, beginning of period	6,609,074	10,612,430
CASH AND CASH EQUIVALENTS, end of period	$4,690,758	$10,000,158

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
INTEREST PAID	$6,382,344	$4,349,229

The accompanying notes are an integral part of these consolidated financial statements.

CLEARCOMM, L.P.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2006 (UNAUDITED)

1.                                       BASIS OF PRESENTATION AND INTRODUCTION

The unaudited interim consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Partnership’s financial position at June 30, 2006 and results of operations and cash flows for the six-month periods ended June 30, 2006 and 2005.  The unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.  Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

The reporting entity for purposes of this 10-Q is ClearComm, L.P. (the “Partnership”), a limited partnership organized on January 24, 1995 under the laws of the State of Delaware, which together with its majority-owned subsidiary, NewComm Wireless Services, Inc., a Puerto Rico corporation (“NewComm” and, together with the Partnership, the “Company”), owns and operates a state-of-the-art PCS network in Puerto Rico (the “Puerto Rico Network”). The Partnership directly or indirectly, through NewComm, owns two 15 MHz C-Block PCS licenses covering the entire island of Puerto Rico (the “Puerto Rico Licenses”) and owned four 15 MHz licenses in California (the “California Licenses”) which were sold in a transaction approved by the FCC.

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

In each of November 2000, December 2000, and March 2001, NewComm received $5,000,000 from Syndicated Communications Venture Partners IV, L.P. (“Syncom”), a third party, in exchange for approximately 4.92% ownership in NewComm. Syncom has contributed $25 million to NewComm in exchange for approximately 8.2% ownership interest in NewComm.  The last $10 million installment was contributed in November 2002.

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

Under the Partnership’s direction, the Board of Directors of NewComm terminated TEM as manager under the management agreement on October 28, 2004. TEM alleged unlawful and wrongful termination of the technology and management agreement. The Partnership on behalf of NewComm, was proactively seeking compensation for damages caused by the mismanagement of TEM either by settlement or within the arbitration process. On April 21, 2005, NewComm and its shareholders entered into a Settlement Agreement and Mutual Release with TEM (the “Settlement Agreement”) in which all the parties resolved all outstanding disputes. As a result, TEM no longer provides management services to NewComm but has extended significant financial support in the form of guarantees / lines of credit (see Part I, Item 2).

On April 21, 2005, NewComm reorganized its capital structure by collapsing its many classes of common stock into a single class of common stock.

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

Immediately after the February 16, 2006 closing, the authorized capital of NewComm is:

1.               50,024.695 shares of preferred convertible of which:

•                  12.372 designated as Series A-1 convertible participating preferred

•                  12.323 designated as Series A-2 convertible participating preferred

•                  25,645.165 designated as Series A-3 convertible participating preferred

•                  24,354.835 designated as Series A-4 convertible participating preferred

2.               52,044.142 shares of common stock, 2,019.447 of which are issued and outstanding and 50,024.695 are reserved for the issuance upon the conversion of the Series A Convertible Preferred Stock.

NewComm’s Shareholders possess the following ownership interests in NewComm, as of June 30, 2006:

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

Internet Surfing Stores of P.R., Inc. - (eMilios)

On April 16, 2002, the Partnership entered into a Shareholders’ Agreement to form a joint venture with eMilios International, L.L.C., a Florida limited liability company, to promote and establish in Puerto Rico the eMilios concept, which essentially provides internet access for the general public at a fee based by the hour.  The joint venture was formed under a Puerto Rico corporation named Internet Surfing Stores of Puerto Rico, Inc. (“ISS”). The Partnership owns 49% and eMilios International owns 51% of ISS.

Due to lack of support of eMilios International and lack luster results in Puerto Rico, the Partnership wrote off its investment in the project in 2005 and closed ISS operations during June, 2006.

2.             FINANCING REQUIREMENTS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Partnership commenced operations in September 1999 and has incurred losses amounting to $15.0 million for the six-month period ended June 30, 2006 and incurred operating losses of $9.9 million for the six-month period ended June 30, 2005.  It also has working capital deficits and partners’ capital deficit of $149 million and $69.7 million, respectively, as of June 30, 2006.  The Partnership is likely to continue incurring losses until such time as its subscriber base generates revenue in excess of the Partnership’s expenses.  Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by means other than its revenues.

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

On July 1, 2005, Lucent assigned and transferred to D.B Zwirn Special Opportunities Fund, LTD (“D.B Zwirn”) 100% of Lucent’s rights and obligations under the Senior Credit Agreement. On February 16, 2006, NewComm and D.B Zwirn amended and restated the Senior Credit Agreement. The new outstanding principal balance is $60,539,828, including some accrued and unpaid interest, and $5,000,000.00 in additional principal made available at the time of closing. The maturity date is March 31, 2007. The facility bears interest at a rate per annum equal to LIBOR + 700 basis points. Additionally, the facility accrues pay-in-kind (PIK) interest on the aggregate principal amount, payable upon maturity, acceleration or repayment. The PIK interest is based on a grid that ranges from 2% to 4%, depending on quarterly EBITDA results. The maturity date on the facility was January 31, 2006. The Senior Credit Agreement with D.B Zwirn includes various affirmative, negative and financial covenants.  As of June 30, 2006, NewComm was in compliance with all the requirements under such covenants.

Pursuant to the Settlement Agreement, and with respect to the FCC debt, TEM has secured the repayment of this debt by means of a subordinated line of credit guaranteed as described in the Settlement Agreement. This debt relates to the Partnership acquisition of its PCS licenses.  The Partnership owes the United States federal government approximately $10.7 million plus accrued interest at 6.5% as of June 30, 2006.

A total of $73.8 million in accounts payable to TEM and T-Móviles was converted into equity as a result of the Settlement Agreement on April 20, 2005.  This conversion has significantly decreased the Partnership’s accounts payable by said amount and increased NewComm’s capital account from $44.5 million to $118 million.

Management believes that cash and cash equivalents on hand, anticipated growth in revenues, capital contributions and the additional indebtness incurred with D.B Zwirn will be adequate to fund its operations, at a minimum, through the end of 2006.  However, in the absence of improved operating results and cash flows, the Company may face liquidity problems to fund its operations and meet its obligations.  However, and because of the existence of these matters, substantial doubt exists as to the Company’s ability to continue operating as a going concern.  The accompanying financial statements do not include any adjustments that might result should the Company face liquidity issues to fund its operations and meet its obligations.

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

Introduction

The information contained in this Part I, Item 2 updates, and should be read in conjunction with information set forth in Part II, Items 7 and 8, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, in addition to the interim consolidated financial statements and accompanying notes presented in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

The Partnership was formed on January 24,  1995 and is managed by its General Partner, SuperTel Communications Corp.  The Partnership was organized to acquire, own, consult and operate personal communication services PCS licenses in the Block C band and to take advantage of the benefits that the FCC has set aside for entrepreneurs.  The Partnership owns the Puerto Rico Licenses, which consist of two 15 MHz PCS licenses covering Puerto Rico. The California Licenses, which consist of four 15 MHz PCS licenses covering the California cities of Eureka, Redding, Modesto, and Merced were sold and transferred to Metro PCS on April 15, 2004 for $10,900,000 cash payment. The license covering Visalia-Porterville, California, had been previously sold and transferred to Leap Wireless on June 8, 2001 in exchange for $9,500,000 cash payment.

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

–                 Payment to ClearComm and TEM of $11,447,758.28 and $11,396,338.88, respectively, in full satisfaction of the loans granted for purposes of meeting the matured portion of the FCC debt through issuance of a convertible promissory note and capitalization.

–                 In addition, $62.4 million in other notes and interest payable to TEM were converted to equity, for a total equity conversion of $ 80.5 million in accounts payable to TEM and TEM Puerto Rico, Inc. Upon conversion of all convertible promissory notes, TEM Puerto Rico, Inc. received an aggregate amount of shares of NewComm equal to 49.9% and the other stockholders hold an aggregate amount of shares of NewComm equal to 50.1%.

–                 Forgiveness from TEM of $1,859,068.97 corresponding to all amounts outstanding with TMmas (a TEM affiliate) under the SCL agreements.

–                 Agreement on premium to be paid by TEM/TEM Puerto Rico, Inc. to the other shareholders upon a potential liquidation or a change in control. TEM and/or TEM Puerto Rico, Inc. shall pay a premium from the liquidation/sale proceeds that in any event will not exceed 16.6% of the equity valuation.

–                 In the event that as of September 30, 2006, NewComm’s net income, as determined in accordance with U.S. generally accepted accounting principles and measured on the basis of EBITDA for the twelve-month period then ended, is less than $10,970,000, TEM may require that the Partnership, and NewComm’s shareholders, together with TEM Puerto Rico, Inc., sell their respective interests in NewComm to a third party.

–                 Amend the Stock Purchase Agreement in order to extend by 3 ½ years, to approximately October 2008, TEM Puerto Rico, Inc.’s option to buy a majority interest in NewComm and to clarify the procedures that would apply upon the sale of NewComm to a third-party purchaser in the event that neither TEM Puerto Rico, Inc. nor the Partnership exercised its rights under the Sale Agreement to purchase NewComm.

–                 Enter into a License Brand Agreement that allows the Partnership to use the MoviStar brand name free of cost for 5 years.

The effectiveness of the Settlement Agreement was conditioned upon the satisfaction of certain events, including the following:

–                 TEM Puerto Rico, Inc. becoming the holder of 49.9% of NewComm’s capital stock.

–                 The termination of the Joint Venture Agreement, the Management Agreement, and the Technology Transfer Agreement, each of which involved NewComm and included TEM as a party.

–                 The amendment of the Stock Purchase Agreement, the Sale Agreement, dated March 12, 2002 (the “Sale Agreement”), among NewComm, TEM Puerto Rico, Inc., the Partnership, and the other shareholders of NewComm, and the Shareholders Agreement, dated March 12, 2002 (the “Shareholders Agreement”), among the Partnership, NewComm, TEM Puerto Rico, Inc., and the other shareholders of NewComm.

–                 TEM’s entry into a line of credit to be used to pay the balance of NewComm’s indebtedness to the FCC; and an extension or refinancing of NewComm’s bridge loan from ABN Amro Bank, N.V.

On April 21, 2005, NewComm reorganized its capital structure by collapsing its many classes of common stock into a single class of common stock.

Subsequently, on August 5, 2005, NewComm made effective a Series A Convertible Participating Preferred Stock purchase agreement between itself and its investors to fund cash flow deficiencies. On February 16, 2006, NewComm made effective another Series A Convertible Participating Preferred Stock purchase agreement between itself and its investors to fund cash flow deficiencies.

Immediately after the February 16, 2006 closing, the authorized capital of NewComm is:

1.               50,024.695 shares of preferred convertible of which:

•                  12.372 designated as Series A-1 convertible participating preferred

•                  12.323 designated as Series A-2 convertible participating preferred

•                  25,645.165 designated as Series A-3 convertible participating preferred

•                  24,354.835 designated as Series A-4 convertible participating preferred

2.               52,044.142 shares of common stock, 2,019.447 of which are issued and outstanding and 50,024.695 are reserved for the issuance upon the conversion of the Series A Convertible Preferred Stock.

Results of Operations

Three-month period ended June 30, 2006 compared with three-month period ended June 30, 2005.

Set forth below is a summary of the results of operations before other income and expenses for the periods indicated:

	Three-Month Periods Ended
	June 30,
	2006	2005	Change
Revenues:
Service revenues	$16,793,646	$22,686,968	-26%
Handsets and accessories sales	1,504,873	1,169,624	29%

Total Revenues	18,298,519	23,856,592	-23%
Expenses:
Operating expenses, excluding depreciation expense	16,581,254	20,809,331	-20%

Income (loss) from operations	1,717,265	3,047,261	-44%

Interest expense	(4,106,105)	(2,913,539)	41%

Income (loss) before other income (expense)	$(2,388,840)	$133,722	-1886%

Revenues

The Partnership’s revenues for the three-month period ended June 30, 2006 decreased by 23% from $23.9 million to $18.3 million as compared to the same period in 2005. Total revenues include service as well as handset and accessories revenues.  Service revenues for the three-month period ended June 30, 2006 decreased by 26% when compared to the same period in 2005 while handset and accessories sales increased by 29%.  The increase in handsets and accessories revenues is mainly due to the shift from the handset subsidy policy whereby a customer is now required to purchase the handset at competitive prices under the new available plans.  The decrease in service revenues is related to tighter credit policies and a reduction in the Partnership’s customer base during the second quarter of 2006.

Expenses

The following table shows the variances for the three-month period ended June 30, 2006 as compared to the same period in 2005.

Expenses	Three-months ended June 30,		%
	2006	2005	Change

Cost of handset and accessories	3,069,195	$4,362,624	-30%
Interconnection expense	73,120	807,907	-91%
Sales and dealers commissions	1,206,131	1,891,224	-36%
Salaries and benefits	3,408,346	3,859,776	-12%
Depreciation	4,696,195	4,524,200	4%
Advertising expense	424,118	1,382,099	-69%
Legal and professional services	836,601	287,520	191%
Provision for doubtful accounts	909,352	3,293,557	-72%
Rent expense	2,119,792	1,824,870	16%
Taxes other than income	751,782	529,874	42%
Network Operation and Maintenance	2,029,605	2,011,529	1%
Other expenses	1,610,897	-136,634	-1279%
Management fee to General Partner	125,000	68,750	82%
Services rendered by related parties	17,315	626,235	-97%

Total expenses	$21,277,449	$25,333,531	-16%

Expenses for the three-month period ended June 30, 2006 totaled $21,277,449 as compared to $25,333,531 for the same period in 2005.  There was an overall reduction of 16% in operating expenses or $4 million during the second quarter of 2006.

The overall decrease in expenses is mainly due to decreases in the cost of handsets and accessories sold, interconnection expenses, sales and dealers commissions, advertising expense, and the provision for doubtful accounts.  The increase in legal and professional fees is related to arbitration proceedings being currently held between the Partnership and Telefonica.

Income from Operations

Income from operations reflects the ability of the Partnership to generate positive cash flows from its operations, which does not take into consideration expenses such as amortization, depreciation and interest that must be reported for generally accepted accounting principles (GAAP) to arrive at the net income or loss.

Income from operations for the three-month period ended June 30, 2006 of $1,717,265 shows a significant decrease of 44% or $1.3 million as compared to the income from operations for the same period in 2005.  This decrease in income from operations is related to overall 23% reduction in revenues.

Interest expense for the three month-period ended June 30, 2006 of $4.1 million ($2.9 million in 2005) reduce the income from operations and result in net loss before other income and expenses of $2.4 million for the second quarter of 2006 and a net income of $133,722 for the same period in 2005; an overall increase in net loss of 1886% when compared to 2005.  Depreciation expense of $4.7million ($4.4 million in 2005), a non-cash item, further reduces the book income to $7.1 million in 2005 ($4.3 million in 2005).

Six-month period ended June 30, 2006 compared with six-month period ended June 30, 2005.

The following table summarizes changes in certain financial information for the period indicated:

	Six-Month Periods Ended
	June 30,
	2006	2005	Change
Revenues:
Service revenues	$34,269,470	$45,565,488	-25%
Handsets and accessories sales	3,156,001	1,907,084	65%

Total Revenues	37,425,471	47,472,572	-21%
Expenses:
Operating expenses, excluding depreciation expense	35,001,681	42,670,000	-18%

Income (loss) from operations	2,423,790	4,802,572	-50%

Interest expense	(8,128,965)	(5,968,121)	36%

Income (loss) before other income (expense), excluding depreciation expense	$(5,705,175)	$(1,165,549)	389%

Revenues

The Partnership’s revenues for the six-month period ended June 30, 2006 totaled $37,425,471, as compared to $47,472,572 for the same period in 2005.  Revenues for the six-month period ended June 30, 2006 included $34,269,470 in service revenues and $3,156,001 in handset and accessories sales generated from NewComm’s wireless operations, as compared to $45,565,488 and $1,907,084 respectively, for the same period in 2005.  The 25% decrease in service revenues is consistent with a decrease in the Partnership’s customer base which was offset by an increase in airtime on contract subscribers.  The increase in handset and accessories sales is related to the  reduction on the handset subsidy on the handsets sold.

Expenses

The following table shows the variances for the six-month period ended June 30, 2006 as compared to the same period in 2005:

Expenses	Six-months ended June 30,		%
	2006	2005	Variances

Cost of handset and accessories	$6,822,385	$9,047,636	-25%
Interconnection expense	699,157	1,603,484	-56%
Sales and dealers commissions	2,352,013	3,925,924	-40%
Salaries and benefits	7,363,951	7,773,695	-5%
Depreciation	9,387,588	9,095,668	3%
Advertising expense	720,198	2,092,602	-66%
Legal and professional services	1,384,454	679,302	104%
Provision for doubtful accounts	2,308,384	5,482,126	-58%
Rent expense	4,238,824	3,617,963	17%
Taxes other than income	1,718,196	1,572,106	9%
Network Operation and Maintenance	3,984,441	3,952,237	1%
Other expenses	3,126,416	1,396,574	124%
Management fee to General Partner	250,000	137,500	82%
Services rendered by related parties	33,262	1,418,851	-98%

Total expenses	$44,389,269	$51,795,668	-14%

Expenses for the six-month period ended June 30, 2006 totaled $44,389,269 as compared to $51,795,668 for the same period in 2005.  During the six-month period ended June 30, 2006, the Partnership’s expenses decreased by 14% due to pricing adjustments which reduced the handset subsidy on the purchase of handsets and contributed to the 25% reduction in cost of handsets and accessories.  The Partnership managed to reduce overall expenses by implementing new operations procedures and eliminating various outsourcing contracts related to inventory management and customer service.  The increase in legal and professional services is related to the arbitration proceedings being currently held between the Partnership and Telefonica.

Income from Operations

Income from operations reflects the ability of the Partnership to generate positive cash flows from its operations, which does not take into consideration expenses such as amortization, depreciation and interest that must be reported for generally accepted accounting principles (GAAP) to arrive to the net income or loss.

Income from operations for the six-month period ended June 30, 2006 of $2.4 million shows a reduction of 50% as compared to the income from operations for the same period in 2005.  This decrease in income from operations is mainly due to the overall decrease in revenues due to the reduction of the customer base.

Interest expense for the six-month period ended June 30, 2006 of $8.1 million ($6.0 million in 2005) reduce income from operations and result in a net loss before other income (expense) of $5.7 million for the second quarter of 2006 ($1.2 million in 2005); an overall reduction in net income before other income (expense) of 389% when compared to 2005.  Depreciation expense of $9.4 million ($9.0 million in 2005) reduces the Partnership’s book income but as a non-cash item it does not represent additional disbursements for operations.

The increase in depreciation expense is related to the increase in the depreciable assets placed in service during the period.

Liquidity and Capital Resources

As of June 30, 2006, the Partnership had cash and cash equivalents amounting to $4,684,382, which are mostly related to proceeds from the sale of the Visalia-Porterville and California licenses in prior periods and the Fleet Transaction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership’s exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks.  The Partnership invests cash balances in excess of operating requirements in short-term money market funds.  As of June 30, 2006, the Partnership had cash equivalents and short-term investments of approximately $4,684,382 consisting of cash and highly liquid, short-term investments in money market funds.

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

ClearComm, L.P.

	By:	SuperTel Communications Corp.
	Its:	General Partner

Date: August 14, 2006	By:	/s/ Javier O. Lamoso
	Name:	Javier O. Lamoso
	Title:	President