Form 10-Q
period 2006-09-30
CLEARCOMM L P
filed 2006-11-14
CIK 1013267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-28362

ClearComm, L.P.

(Exact name of registrant as specified in its charter)

Delaware	66-0514434
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1112 Weston Road, Suite 117
Weston, Florida	33326
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 496-4325

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

Yes ☐  No ☒

ClearComm, L.P.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ClearComm, L.P.
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES
AND PARTNERS’ DEFICIT

	September 30	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS:
Cash and cash equivalents	$2,687,557	$6,609,074
Accounts receivable, net	5,708,369	6,127,025
Accounts receivable, other	2,350,501	1,851,278
Inventories, net	1,824,351	2,953,707
Prepaid expenses	1,416,388	1,389,516
Leasehold rights, net	3,565,053	3,465,685
PCS licenses, net	46,750,449	46,750,449
Deferred financing costs	810,941	658,660
Property and equipment, net	57,243,002	68,676,259

	$122,356,611	$138,481,653

LIABILITIES AND PARTNERS’ DEFICIT:
Accounts payable and accrued liabilities	$33,602,818	$37,256,948
Notes payable — short-term	67,704,262	14,162,119
Notes payable — long-term	97,875,527	143,705,806

Unitholders’ capital (deficit) 2,768.20
Units in 2006 and 2005 and 1 General partnership interest	(76,825,996)	(56,643,220)

Total liabilities and partner’s deficit	$122,356,611	$138,481,653

BOOK VALUE (DEFICIT) PER UNIT	$(27,753)	$(20,462)

The accompanying notes are an integral part of these consolidated statements.

ClearComm, L.P.
CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
(UNAUDITED)

	Three-Month Periods Ended September 30		Nine-Month Periods Ended September 30
	2006	2005	2006	2005

Revenues:
Service revenues	$15,757,586	$21,016,249	$50,027,056	$66,581,737
Handset and accessories sales	1,914,195	1,436,425	5,070,196	3,343,509
	17,671,781	22,452,674	55,097,252	69,925,246

Operating Cost and Expenses:
Cost of handset and accessories	2,759,906	3,527,856	9,582,291	12,575,492
Interconnection expense	378,690	799,737	1,077,847	2,403,221
Sales and dealers commissions	572,632	1,168,744	2,924,645	5,094,668
Salaries and benefits	3,117,932	3,657,896	10,481,883	11,431,591
Depreciation	4,831,831	4,648,615	14,219,419	13,744,283
Advertising expense	386,369	337,457	1,106,567	2,430,059
Legal and professional services	2,321,852	564,965	3,706,306	1,244,267
Provision for doubtful accounts	1,160,180	3,357,054	3,468,564	8,839,180
Rent expense	2,148,213	1,893,517	6,387,037	5,511,480
Taxes other than income	768,243	1,044,220	2,486,439	2,616,326
Network Operation and Maintenance	1,716,747	2,093,366	5,701,188	6,045,603
Other expenses	1,570,674	1,678,100	4,697,090	3,009,706
Management fee to General Partner	132,435	89,420	382,435	291,888
Services rendered by related parties	10,500	347,867	43,762	1,766,718
	21,876,204	25,208,814	66,265,473	77,004,482

Income (Loss) from Operations	(4,204,423)	(2,756,140)	(11,168,221)	(7,079,236)

Other Income (Expense)
Interest income	11,577	61,102	82,110	469,262
Other Income FCC Reimbursement	1,356,237	—	1,356,237	—
Other Income	—	—	—	32,644
Interest expense	(4,323,936)	(3,042,508)	(12,452,901)	(9,010,629)
	(2,956,122)	(2,981,406)	(11,014,554)	(8,508,723)
Net Income (Loss)	$(7,160,545)	$(5,737,546)	$(22,182,775)	$(15,587,959)

Net Income (Loss) Attributable to General Partner	$(7,160,545)	$(5,737,546)	$(22,182,775)	$(15,587,959)

Net Income (Loss) Attributable to Limited Partners	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ClearComm, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT
(unaudited)
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006

	Limited Partners		General
	Units	Amount	Partner	Total

BALANCES, December 31, 2005	2,768.2	—	$(56,643,220)	$(56,643,220)

DILUTION GAIN			2,000,000	2,000,000

Net loss for the three months period ended March 31, 2006		—	(7,958,596)	(7,958,596)

Net loss for the three months period ended June 30, 2006			(7,063,635)	(7,063,635)

Net loss for the three months period ended September 30, 2006			(7,160,545)	(7,160,545)

BALANCES, September 30, 2006	2,768.2	—	$(76,825,996)	$(76,825,996)

The accompanying notes are an integral part of these consolidated financial statements.

ClearComm, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine-Month Periods Ended
	September 30,	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,182,775)	$(15,587,959)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization	14,219,419	13,744,283
Equity in losses of unconsolidated subsidiary	—	30,000
Inventory Reserve	—	172,033
Bad debt expense	3,468,564	8,839,180
Amortization of deferred financing costs	310,656	—
Gain from sale of vehicles	—	(527,457)
Capitalized interest	—	102,919
Other Non-Cash transactions	(164,061)	—
Changes in operating assets and liabilities-
Increase in accounts receivable, before write-offs	(3,549,131)	(9,244,550)
Decrease in insurance claim receivable	—	403,657
Decrease in inventories	1,129,356	1,891,425
Increase in prepaid expenses	(26,871)	(1,039,687)
Decrease in accounts payable and accrued liabilities	(5,267,939)	(2,123,735)
(Decrease) increase in accounts payable to related parties	512,366	(2,831,084)
Increase in accrued interest	1,964,189	1,692,243
(Decrease) increase in deferred income	68,346	(25,424)
Total adjustments	12,664,894	11,083,803
Net cash provided by operating activities	(9,517,881)	(4,504,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of vehicle	—	483,161
Proceeds from sale of accounts receivable	—	455,890
Payment for deferred financing costs	—	(1,217,334)
Acquisition of property and equipment	(3,348,467)	(2,941,798)
Net cash provided by (used in) investing activities	(3,348,467)	(3,220,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of capital leases	(219,823)	(95,226)
Proceeds from extension of note payable to ABN/AMRO	11,714,085	—
Proceeds of issuance of subordinated loan	6,059,343	19,413,024
Cash received from issuance of preferred stock	2,000,000	2,254,998
Principal payments of long term debt	(10,608,774)	(14,680,899)
Net cash provided by financing activities	8,944,831	6,891,897

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,921,517)	(832,340)
CASH AND CASH EQUIVALENTS, beginning of period	6,609,074	10,612,430
CASH AND CASH EQUIVALENTS, end of period	$2,687,557	$9,780,090

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
INTEREST PAID	$7,203,502	$7,391,526

The accompanying notes are an integral part of these consolidated financial statements.

CLEARCOMM, L.P.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2006 (UNAUDITED)

1.                                       BASIS OF PRESENTATION AND INTRODUCTION

The unaudited interim consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Partnership’s financial position at September 30, 2006 and results of operations and cash flows for the nine-month periods ended September 30, 2006 and 2005.  The unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.  Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

NewComm Wireless Services, Inc.

The Partnership established its Puerto Rico network by forming a wholly owned subsidiary, NewComm, on January 29, 1999.  On February 4, 1999, the Partnership and NewComm entered into an agreement with Telefónica Moviles, S.A. (“TEM”), whereby the Partnership contributed its two Puerto Rico Licenses to NewComm and TEM provided NewComm a $19,960,000 loan to develop the Puerto Rico Licenses. NewComm commenced providing PCS services in Puerto Rico in September 1999.

The Partnership was the fifth entrant into the Puerto Rico wireless telecommunications market. It currently provides wireless coverage in the areas where 95% of the Puerto Rico wireless traffic occurs and is expanding. The Partnership has established points of sale in all major shopping districts and has over 165 points of sale throughout Puerto Rico. The Partnership believes that it currently has approximately 5% of the Puerto Rico wireless market.

The Partnership’s Puerto Rico Network operates under the image and brand name “MoviStar.”  MoviStar is the PCS brand name of the Telefónica Group in Spain and certain other countries in Latin America.

The Puerto Rico Network is a Code Division Multiple Access (“CDMA”) network. Pursuant to a roaming agreement with Sprint PCS, MoviStar customers have mainland U.S. coverage.  Lucent Technologies, Inc, (“Lucent”) built the Puerto Rico Network on behalf of NewComm. The Partnership continues optimizing the network to maintain and offer better quality service to its customers.

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

Immediately after the February 16, 2006 closing, the authorized capital of NewComm is:

1.               50,024.695 shares of preferred convertible stock, of which:

•                  12.372 are designated as Series A-1 convertible participating preferred;

•                  12.323 are designated as Series A-2 convertible participating preferred;

•                  25,645.165 are designated as Series A-3 convertible participating preferred; and

•                  24,354.835 are designated as Series A-4 convertible participating preferred; and

2.               52,044.142 shares of common stock, 2,019.447, of which are issued and outstanding and 50,024.695 of which are reserved for the issuance upon the conversion of the Series A Convertible Preferred Stock.

NewComm’s Shareholders possess the following ownership interests in NewComm, as of September 30, 2006:

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

Due to lack of support of eMilios International and lack luster results in Puerto Rico, the Partnership wrote off its investment in the project in 2005 and closed ISS operations during June 2006.

2.             FINANCING REQUIREMENTS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Partnership commenced operations in September 1999 and has incurred losses amounting to $22.1 million for the nine-month period ended September 30, 2006 and incurred operating losses of $15.6 million for the nine-month period ended September 30, 2005.  It also has working capital deficits and partners’ capital deficit of $148 million and $76.8 million, respectively, as of September 30, 2006.  The Partnership is likely to continue incurring losses until such time as its subscriber base generates revenue in excess of the Partnership’s expenses.  Development of a significant subscriber base is likely to take time, during which the Partnership must finance its operations by means other than its revenues.

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

On July 1, 2005, Lucent assigned and transferred to D.B. Zwirn Special Opportunities Fund, LTD (“D.B. Zwirn”) 100% of Lucent’s rights and obligations under the Senior Credit Agreement. On February 16, 2006, NewComm and D.B. Zwirn amended and restated the Senior Credit Agreement (the “Amended Senior Credit Agreement”). The new outstanding principal balance is $60,539,828, including some accrued and unpaid interest, and $5,000,000 in additional principal made available at the time of closing. The maturity date is March 31, 2007. The facility bears interest at a rate per annum equal to LIBOR + 700 basis points. Additionally, the facility accrues pay-in-kind (PIK) interest on the aggregate principal amount, payable upon maturity, acceleration or repayment. The PIK interest is based on a grid that ranges from 2% to 4%, depending on quarterly EBITDA results. The Amended Senior Credit Agreement includes various affirmative, negative and financial covenants.  As of September 30, 2006, NewComm was in compliance with all the requirements under such covenants. On November 1, 2006, however, NewComm received a notice from D.B. Zwirn indicating that NewComm is in default under the Amended Senior Credit Agreement due to NewComm’s failure to comply with certain requirements set forth in the Amended Senior Credit Agreement, including NewComm’s failure to make required interest payments. NewComm neither has sought nor plans to seek a waiver from D.B. Zwirn with respect to the default.

Pursuant to the Settlement Agreement and with respect to the FCC debt TEM has secured the repayment of this debt by means of a subordinated line of credit guaranteed as described in the Settlement Agreement. This debt relates to the Partnership’s acquisition of its PCS licenses.  The Partnership owes the United States federal government approximately $7.4 million plus accrued interest at 6.5% as of September 30, 2006.

A total of $73.8 million in accounts payable to TEM and T-Móviles was converted into equity as a result of the Settlement Agreement on April 20, 2005.  This conversion has significantly decreased the Partnership’s accounts payable by said amount and increased NewComm’s capital account from $44.5 million to $118 million.

Management believes that the Company is facing liquidity challenges that will affect its ability to fund its operations and meet its obligations.  In light of these liquidity challenges, NewComm’s default under the Amended Senior Credit Agreement (described above), and other related factors, substantial doubt exists as to the Company’s ability to continue operating as a going concern.  In addition, due to NewComm’s default under the Amended Senior Credit Agreement, NewComm’s management is exploring alternatives, including among others the possibility of seeking protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code.  The accompanying financial statements do not include any adjustments that are likely to be made as a result of the Company’s inability to fund its operations and meet its obligations.

3.             RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143) (FIN 47). This Interpretation clarifies that the term “Conditional Asset Retirement Obligations” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty may exist about the timing and (or) method of settlement. Accordingly, an entity is required to recognize the fair value of a liability for the conditional asset retirement obligation when incurred and the uncertainty about the timing and (or method) of settlement should be factored into the measurement of the liability when sufficient information exists. This Interpretation is effective no later than December 31, 2005. Retrospective application of interim financial information is permitted but is not required. Additionally, companies shall recognize the cumulative effect of initially applying this Interpretation as a change in accounting principle. The Company adopted this new pronouncement effective December 31, 2005. The impact of the Company’s financial statements as a result of adopting this new statement is not material.

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

The Partnership was formed on January 24, 1995 and is managed by its General Partner, SuperTel.  The Partnership was organized to acquire, own, consult and operate PCS licenses in the Block C band and to take advantage of the benefits that the FCC has set aside for entrepreneurs.  The Partnership owns the Puerto Rico Licenses, which consist of two 15 MHz PCS licenses covering Puerto Rico. The California Licenses, which consist of four 15 MHz PCS licenses covering the California cities of Eureka, Redding, Modesto, and Merced were sold and transferred to Metro PCS on April 15, 2004 for a $10,900,000 cash payment. The license covering Visalia-Porterville, California, had been previously sold and transferred to Leap Wireless on June 8, 2001 in exchange for $9,500,000 cash payment.

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

•                  Payment to ClearComm and TEM of $11,447,758.28 and $11,396,338.88, respectively, in full satisfaction of the loans granted for purposes of meeting the matured portion of the FCC debt through issuance of a convertible promissory note and capitalization.

•                  In addition, $62.4 million in other notes and interest payable to TEM were converted to equity, for a total equity conversion of $80.5 million in accounts payable to TEM and TEM Puerto Rico, Inc. Upon conversion of all convertible promissory notes, TEM Puerto Rico, Inc. received an aggregate amount of shares of NewComm equal to 49.9% and the other stockholders hold an aggregate amount of shares of NewComm equal to 50.1%.

•                  Forgiveness from TEM of $1,859,068.97 corresponding to all amounts outstanding with TMmas (a TEM affiliate) under the SCL agreements.

•                  Agreement on premium to be paid by TEM/TEM Puerto Rico, Inc. to the other shareholders upon a potential liquidation or a change in control. TEM and/or TEM Puerto Rico, Inc. shall pay a premium from the liquidation/sale proceeds that in any event will not exceed 16.6% of the equity valuation.

•                  In the event that, as of September 30, 2006, NewComm’s net income, as determined in accordance with U.S. generally accepted accounting principles and measured on the basis of EBITDA for the twelve-month period then ended, is less than $10,970,000, TEM may require that the Partnership, and NewComm’s shareholders, together with TEM Puerto Rico, Inc., sell their respective interests in NewComm to a third party.

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

•                  Enter into a License Brand Agreement that allows the Partnership to use the MoviStar brand name free of cost for 5 years.

The effectiveness of the Settlement Agreement was conditioned upon the satisfaction of certain events, including the following:

•                  TEM Puerto Rico, Inc. becoming the holder of 49.9% of NewComm’s capital stock.

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

Immediately after the February 16, 2006 closing, the authorized capital of NewComm is:

1.               50,024.695 shares of preferred convertible stock, of which:

•                  12.372 are designated as Series A-1 convertible participating preferred;

•                  12.323 are designated as Series A-2 convertible participating preferred;

•                  25,645.165 are designated as Series A-3 convertible participating preferred; and

•                  24,354.835 are designated as Series A-4 convertible participating preferred; and

2.               52,044.142 shares of common stock, 2,019.447, of which are issued and outstanding and 50,024.695 of which are reserved for the issuance upon the conversion of the Series A Convertible Preferred Stock.

On July 1, 2005, Lucent Technologies, Inc, (“Lucent”) assigned and transferred to D.B. Zwirn Special Opportunities Fund, LTD (“D.B. Zwirn”) 100% of Lucent’s rights and obligations under the June 2003 Senior Credit Agreement between NewComm and Lucent (the “Senior Credit Agreement”).  On February 16, 2006, NewComm and D.B. Zwirn amended and restated the Senior Credit Agreement (the “Amended Senior Credit Agreement”).  The maturity date is March 31, 2007.  The Amended Senior Credit Agreement with D.B. Zwirn includes various affirmative, negative and financial covenants.  On November 1, 2006, NewComm received a notice from D.B. Zwirn indicating that NewComm is in default under the Amended Senior Credit Agreement due to NewComm’s failure to comply with certain requirements set forth in the Amended Senior Credit Agreement, including NewComm’s failure to make required interest payments.  NewComm neither has sought nor plans to seek a waiver from D.B. Zwirn with respect to the default.

Management believes that the Company is facing liquidity challenges that will affect its ability to fund its operations and meet its obligations.  In light of these liquidity challenges, NewComm’s default under the Amended Senior Credit Agreement (described above), and other related factors, substantial doubt exists as to the Company’s ability to continue operating as a going concern.  In addition, due to NewComm’s default under the Amended Senior Credit Agreement, NewComm’s management is exploring alternatives, including among others the possibility of seeking protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code.

Results of Operations

Three-month period ended September 30, 2006 compared with three-month period ended September 30, 2005.

Set forth below is a summary of the results of operations before other income and expenses for the periods indicated:

	Three-Month Periods Ended
	September 30,
	2006	2005	Change
Revenues:
Service revenues	$15,757,586	$21,016,249	-25%
Handsets and accessories sales	1,914,195	1,436,425	33%
Total Revenues	17,671,781	22,452,674	-21%

Expenses:
Operating expenses, excluding depreciation expense	15,688,136	20,560,198	-24%
Income (loss) from operations	1,983,645	1,892,476	5%
Interest expense	(4,323,936)	(3,042,508)	42%
Income (loss) before other income (expense)	$(2,340,291)	$(1,150,032)	103%

Revenues

The Partnership’s revenues for the three-month period ended September 30, 2006 decreased by 21% from $22.5 million to $17.7 million as compared to the same period in 2005. Total revenues include service as well as handset and accessories revenues.  Service revenues for the three-month period ended September 30, 2006 decreased by 25% when compared to the same period in 2005 while handset and accessories sales increased by 33%.  The increase in handsets and accessories revenues is mainly due to the shift from the handset subsidy policy whereby a customer is now required to purchase the handset at competitive prices under the new available plans.  The decrease in service revenues is related to tighter credit policies and a reduction in the Partnership’s customer base during the third quarter quarter of 2006.

Expenses

The following table shows the variances for the three-month period ended September 30, 2006 as compared to the same period in 2005:

	Three-months ended September 30,		%
Expenses	2006	2005	Change

Cost of handset and accessories	2,759,906	3,527,856	-22%
Interconnection expense	378,690	799,737	-53%
Sales and dealers commissions	572,632	1,168,744	-51%
Salaries and benefits	3,117,932	3,657,896	-15%
Advertising expense	386,369	337,457	14%
Depreciation	4,831,831	4,648,615	4%
Legal and professional services	2,321,852	564,965	311%
Provision for doubtful accounts	1,160,180	3,357,054	-65%
Rent expense	2,148,213	1,893,517	13%
Taxes other than income	768,243	1,044,220	-26%
Network Operation and Maintenance	1,716,747	2,093,366	-18%
Other expenses	214,437	1,678,100	-87%
Management fee to General Partner	132,435	89,420	48%
Services rendered by related parties	10,500	347,867	-97%
Total expenses	$20,519,967	$25,208,814	-19%

Expenses for the three-month period ended September 30, 2006 totaled $20,519,967 as compared to $25,208,814 for the same period in 2005.  There was an overall reduction of 19% in operating expenses or $4.7 million during the third quarter of 2006.

The overall decrease in expenses is mainly due to decreases in the cost of handsets and accessories sold, interconnection expenses, sales and dealers commissions, and the provision for doubtful accounts.  The increase in legal and professional fees is related to arbitration proceedings being currently held between the Partnership and Telefonica.

Income from Operations

Income from operations reflects the ability of the Partnership to generate positive cash flows from its operations, which does not take into consideration expenses such as amortization, depreciation and interest that must be reported for generally accepted accounting principles (GAAP) to arrive at the net income or loss.

Income from operations for the three-month period ended September 30, 2006 of $1,983,645 shows an increase of 5% as compared to the income from operations for the same period in 2005.  This increase in income from operations is related to the overall 19% reduction in expenses.

Interest expense for the three month-period ended September 30, 2006 of $4.3 million ($3.0 million in 2005) reduced the income from operations and resulted in net loss before other income and expenses of $2.3 million for the third quarter of 2006 and a net loss of $1.1 for the same period in 2005; an overall increase in net loss of 103% when compared to 2005.  Depreciation expense of $4.8 million ($4.7 million in 2005), a non-cash item, further reduced the book loss to $7.1 million in 2006 ($5.7 million in 2005).

Nine-month period ended September 30, 2006 compared with nine-month period ended September 30, 2005.

The following table summarizes changes in certain financial information for the period indicated:

	Nine-Month Periods Ended
	September 30,
	2006	2005	Change
Revenues:
Service revenues	$50,027,056	$66,581,737	-25%
Handsets and accessories sales	5,070,196	3,343,509	52%
Total Revenues	55,097,252	69,925,246	-21%

Expenses:
Operating expenses, excluding depreciation expense	50,689,817	63,260,199	-20%
Income (loss) from operations	4,407,435	6,665,047	-34%
Interest expense	(12,452,901)	(9,010,629)	38%
Income (loss) before other income (expense), excluding depreciation expense	$(8,045,466)	$(2,345,582)	243%

Revenues

The Partnership’s revenues for the nine-month period ended September 30, 2006 totaled $55,097,252, as compared to $69,925,246 for the same period in 2005.  Revenues for the nine-month period ended September 30, 2006 included $50,027,056 in service revenues and $5,070,196 in handset and accessories sales generated from NewComm’s wireless operations, as compared to $66,581,737 and $3,343,509 respectively, for the same period in 2005.  The 25% decrease in service revenues is consistent with a decrease in the Partnership’s customer base, while the increase in handset and accessories sales is related to the  reduction on the handset subsidy on the handsets sold.

Expenses

The following table shows the variances for the nine-month period ended September 30, 2006 as compared to the same period in 2005:

	Nine-months ended September 30,		%
Expenses	2006	2005	Variances

Cost of handset and accessories	9,582,291	$12,575,492	-24%
Interconnection expense	1,077,847	2,403,221	-55%
Sales and dealers commissions	2,924,645	5,094,668	-43%
Salaries and benefits	10,481,883	11,431,591	-8%
Depreciation	14,219,419	13,744,283	3%
Advertising expense	1,106,567	2,430,059	-54%
Legal and professional services	3,706,306	1,244,267	198%
Provision for doubtful accounts	3,468,564	8,839,180	-61%
Rent expense	6,387,037	5,511,480	16%
Taxes other than income	2,486,439	2,616,326	-5%
Network Operation and Maintenance	5,701,188	6,045,603	-6%
Other expenses	3,340,853	3,009,706	11%
Management fee to General Partner	382,435	291,888	31%
Services rendered by related parties	43,762	1,766,718	-98%
Total expenses	$64,909,236	$77,004,482	-16%

Expenses for the nine-month period ended September 30, 2006 totaled $64,909,236 as compared to $77,004,482 for the same period in 2005.  During the nine-month period ended September 30, 2006, the Partnership’s expenses decreased by 16% due to pricing adjustments which reduced the handset subsidy on the purchase of handsets and contributed to the 24% reduction in cost of handsets and accessories.  The Partnership managed to reduce overall expenses by implementing new operations procedures and eliminating various outsourcing contracts related to inventory management and customer service.  The increase in legal and professional services is related to the arbitration proceedings being currently held between the Partnership and Telefonica.

Income from Operations

Income from operations reflects the ability of the Partnership to generate positive cash flows from its operations, which does not take into consideration expenses such as amortization, depreciation and interest that must be reported for generally accepted accounting principles (GAAP) to arrive to the net income or loss.

Income from operations for the nine-month period ended September 30, 2006 of $4.4 million shows a reduction of 37% as compared to the income from operations for the same period in 2005.  This decrease in income from operations is mainly due to the overall decrease in revenues due to the reduction of the customer base.

Interest expense for the nine-month period ended September 30, 2006 of $12.4 million ($9.0 million in 2005) reduced income from operations and resulted in a net loss before other income (expense) of $8.0 million for the third quarter of 2006 ($2.1 million in 2005); an overall reduction in net income before other income (expense) of 243% when compared to 2005.  Depreciation expense of $14.2 million ($13.7 million in 2005) reduced the Partnership’s book income but as a non-cash item it does not represent additional disbursements for operations.

The increase in depreciation expense is related to the increase in the depreciable assets placed in service during the period.

Liquidity and Capital Resources

As of September 30, 2006, the Partnership had cash and cash equivalents amounting to $2,687,557, which are mostly related to cash generated from operating activities and the sale of California licenses in prior periods.

Notwithstanding the foregoing sentence, management believes that the Company is facing liquidity challenges that will affect its ability to fund its operations and meet its obligations.  In light of these liquidity challenges, NewComm’s default under the Amended Senior Credit Agreement (described above), and other related factors, substantial doubt exists as to the Company’s ability to continue operating as a going concern.  In addition, due to NewComm’s default under the Amended Senior Credit Agreement, NewComm’s management is exploring alternatives, including among others the possibility of seeking protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership’s exposure to market risk through derivative financial instruments and other financial instruments is not material because the Partnership does not use derivative financial instruments and does not have foreign currency exchange risks.  The Partnership invests cash balances in excess of operating requirements in short-term money market funds.  As of September 30, 2006, the Partnership had cash equivalents and short-term investments of approximately $2,687,557 consisting of cash and highly liquid, short-term investments in money market funds.

The Partnership’s cash and cash equivalents will increase or decrease by an immaterial amount if market interest rates increase or decrease, and therefore, its exposure to interest rate changes has been immaterial.  The TEM Note has been converted into equity as described on the Settlement Agreement.

ITEM 4. CONTROLS AND PROCEDURES

The Partnership’s Chief Executive Officer, John Duffy, and the Partnership’s Chief Financial Officer, Edileen Salicrup, have evaluated the Partnership’s disclosure controls and procedures within 90 days of the filing of this report.

Mr. Duffy and Ms. Salicrup have concluded that the Partnership’s disclosure controls and procedures provide reasonable assurance that the Partnership can meet its disclosure obligations.  The Partnership’s disclosure controls and procedures are based upon a roll-up of financial and non-financial information concerning the Partnership and NewComm.  The reporting process is designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

ClearComm, L.P.

	By:	SuperTel Communications Corp.
	Its:	General Partner

Date: November 14, 2006	By:	/s/ John Duffy
	Name:	John Duffy
	Title:	President